Form 10-Q
period 2019-03-31
Bionano Genomics, Inc
filed 2019-05-09
CIK 1411690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM             TO
Commission file number: 001-38613
_________________________________________________________
Bionano Genomics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-1756290
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9540 Towne Centre Drive, Suite 100, San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)
(858) 888-7600
(Registrant’s Telephone Number, Including Area Code)
_________________________________________________________

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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BNGO	The Nasdaq Stock Market, LLC
Warrants to purchase Common Stock	BNGOW	The Nasdaq Stock Market, LLC

As of May 7, 2019, the registrant had 10,845,020 shares of Common Stock ($0.0001 par value) outstanding.

BIONANO GENOMICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIONANO GENOMICS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$20,830,399	$16,522,729
Accounts receivable, net	4,057,128	4,514,333
Inventory	1,405,832	1,068,557
Prepaid expenses and other current assets	1,720,805	919,500
Total current assets	28,014,164	23,025,119
Property and equipment, net	1,537,113	1,777,302
Total assets	$29,551,277	$24,802,421

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$870,836	$1,351,736
Accrued expenses	3,628,776	2,900,129
Deferred revenue	213,898	270,998
Total current liabilities	4,713,510	4,522,863
Long-term debt	18,375,784	9,029,374
Long-term deferred revenue	304,467	304,467
Other non-current liabilities	287,325	808,366
Total liabilities	23,681,086	14,665,070
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 200,000,000 and 200,000,000 shares authorized at March 31, 2019 and December 31, 2018, respectively; 10,845,020 and 10,055,072 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,083	1,004
Additional paid-in capital	86,483,279	82,898,775
Accumulated deficit	(80,614,171)	(72,762,428)
Total stockholders’ equity	5,870,191	10,137,351
Total liabilities, convertible preferred stock, and stockholders’ equity	$29,551,277	$24,802,421
See accompanying notes to the condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Product revenue	$1,687,586	$1,662,222
Other revenue	165,160	106,263
Total revenue	1,852,746	1,768,485
Cost of revenue:
Cost of product revenue	1,119,551	840,582
Cost of other revenue	27,491	867
Total cost of revenue	1,147,042	841,449
Operating expense:
Research and development	2,100,111	2,367,093
Selling, general and administrative	4,790,602	2,895,404
Total operating expense	6,890,713	5,262,497
Loss from operations	(6,185,009)	(4,335,461)
Other income (expense):
Interest expense	(272,504)	(301,981)
Change in fair value of preferred stock warrants and expirations	—	953,198
Loss on debt extinguishment	(921,496)	—
Other expense	(468,248)	(159,342)
Total other income (expense)	(1,662,248)	491,875
Loss before income taxes	(7,847,257)	(3,843,586)
Provision for income taxes	(4,486)	(3,776)
Net loss	$(7,851,743)	$(3,847,362)
Net loss per share, basic and diluted	$(0.77)	$(1.16)
Weighted-average common shares outstanding basic and diluted	10,210,755	3,315,754
See accompanying notes to the condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series D-1 Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2018	345,587	$61,847	8,058,170	$842,845	3,437,950	$359,593	23,357,047	$5,547,841	20,652,486	$4,838,379	66,141,257	$31,359,632	77,257	$8	$4,038,817	$(54,266,036)	$(50,227,211)
Issue common stock	—	—	—	—	—	—	—	—	—	—	—	—	237	—	305	—	305
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	54,444	—	54,444
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,847,362)	(3,847,362)
Balance at March 31, 2018	345,587	$61,847	8,058,170	$842,845	3,437,950	$359,593	23,357,047	$5,547,841	20,652,486	$4,838,379	66,141,257	$31,359,632	77,494	$8	$4,093,566	$(58,113,398)	$(54,019,824)

Balance at January 1, 2019	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	10,055,072	$1,004	$82,898,775	$(72,762,428)	$10,137,351
Stock option exercises	—	—	—	—	—	—	—	—	—	—	—	—	41,521	4	53,972	—	53,976
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	289,395	—	289,395
Issue common stock	—	—	—	—	—	—	—	—	—	—	—	—	748,427	75	2,409,518	—	2,409,593
Issue warrants for debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	629,830	—	629,830
Issue stock for debt															201,789		201,789
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,851,743)	(7,851,743)
Balance at March 31, 2019	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	10,845,020	$1,083	$86,483,279	$(80,614,171)	$5,870,191
See accompanying notes to the condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(7,851,743)	$(3,847,362)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	269,839	391,451
Change in fair value of preferred stock warrants and expirations	—	(953,198)
Stock-based compensation	289,395	54,444
Accretion of debt discount	49,130	21,330
Loss on debt extinguishment	921,496	—
Long-term debt prepayment fees	412,000	—
Changes in operating assets and liabilities:
Accounts receivable	457,205	816,319
Inventory	(337,275)	(320,359)
Prepaid expenses and other current assets	(801,305)	(673,759)
Accounts payable	(510,550)	(1,355,572)
Accrued expenses and other liabilities	550,506	(920,793)
Net cash used in operating activities	(6,551,302)	(6,787,499)
Investing activities:
Purchases of property and equipment	—	(11,830)
Net used in investing activities	—	(11,830)
Financing activities:
Repayment of long-term debt	(10,812,000)	—
Proceeds from issuance of long-term debt, net of issuance costs	19,207,403	—
Proceeds from issuance of convertible note, net of issuance costs	—	13,329,843
Proceeds from issuance of common stock, net of issuance costs	2,409,593	—
Proceeds from option exercises	53,976	305
Net cash provided by financing activities	10,858,972	13,330,148
Net increase in cash and cash equivalents	4,307,670	6,530,819
Cash and cash equivalents at beginning of period	16,522,729	1,021,897
Cash and cash equivalents at end of period	$20,830,399	$7,552,716

Supplemental schedule on non-cash transactions:
Property and equipment costs incurred but not paid included in accounts payable and accrued expenses	$29,650	$—
Fair value of warrants issued with debt	$629,830	$—
Fair value of stock issued with debt	$201,789	$—
Loan amendment fee due in connection with the repayment of debt classified within current liabilities	$—	$70,000
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
Basis of Presentation
The interim condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, changes in equity, and comprehensive loss and cash flows for each period presented in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 14, 2019 (the "2018 Annual Report on Form 10-K"). The consolidated financial information as of December 31, 2018 has been derived from the audited 2018 consolidated financial statements included in the 2018 Annual Report on Form 10-K.
2. Summary of Significant Accounting Policies
Accounts Receivable
The Company extends credit to its customers in the normal course of business based upon an evaluation of each customer’s credit history, financial condition, and other factors. Estimates of allowances for doubtful accounts are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due, and economic and other factors. Bad debt expense is recorded as necessary to maintain an appropriate level of allowance for doubtful accounts in selling, general and administrative expense. As of March 31, 2019 or December 31, 2018, the Company did not record an allowance for doubtful accounts.
For the three months ended March 31, 2019 and the year ended December 31, 2018, Ultravision Technology Ltd. represented 16% and 13% and BioStar Company represented 13% and 12%, respectively, of the Company’s accounts receivable balance.
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
The components of inventories are as follows (unaudited):

	March 31, 2019	December 31, 2018
Materials and supplies	$238,127	$161,468
Finished goods	1,167,705	907,089
Total	$1,405,832	$1,068,557
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
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended March 31,
	2019	2018
Series A convertible preferred stock	—	345,587
Series B convertible preferred stock	—	8,058,170
Series B-1 convertible preferred stock	—	3,437,950
Series C convertible preferred stock	—	23,357,047
Series D convertible preferred stock	—	20,652,486
Series D-1 convertible preferred stock	—	66,141,257
Preferred warrants	—	36,603,557
Common stock options	1,707,426	18,649,605
Common warrants	4,224,494	—
Total	5,931,920	177,245,659
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
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606). ASU 2014-9 completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. ASU 2014-9 applies to all companies that enter into contracts with customers to transfer goods or services. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The guidance is effective for reporting periods beginning after December 15, 2018, and interim periods beginning after December 15, 2019. The Company has adopted the new guidance during the current annual period and will reflect the effects of such adoption, including the additional required disclosures, in our Annual Report on Form 10-K for the year ended December 31, 2019. The adoption will not have a significant impact on those financial statements.
In February 2015, the FASB issued ASU 2016-2, Leases (Topic 842), which amends the FASB Accounting Standards Codification and creates Topic 842, “Leases.” The new topic supersedes Topic 840, “Leases,” and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. ASU 2016-2mandates a modified retrospective transition method. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements which allows entities the option to adopt this standard prospectively with a cumulative-effect adjustment to opening equity and include required disclosures for prior period. The Company anticipates implementing the standard by taking advantage of the alternative transition method and will apply the transition approach as of the beginning of the period of adoption and will not be restating comparative periods. The Company is in the process of evaluating the impact of adoption of the ASU on the consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-1, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-1). This guidance changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values, however; the exception requires the Company to consider relevant transactions that can be reasonably known to identify any observable price changes that would impact the fair value. This guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. This guidance is effective for the Company for the year ending December 31, 2019 and for interim periods effective the three months ending March 31, 2020. Early adoption is permitted. The Company is currently evaluating the requirements of ASU 2016-1 and has not yet determined whether the adoption of the standard will have a material impact on the consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for certain cash receipts and cash payments. The standard is effective for annual reporting periods beginning after December 15, 2018 and interim periods reporting within fiscal years beginning after December 15, 2019, with early adoption permitted. The Company does not believe the adoption of this guidance will have a material impact on the consolidated financial statements.
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

		Fair Value Measurement Using
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2019	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$20,830,399	$20,830,399	$—	$—
Total assets	$20,830,399	$20,830,399	$—	$—

		Fair Value Measurements Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2018	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$16,522,729	$16,522,729	$—	$—
Total assets	$16,522,729	$16,522,729	$—	$—
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
On the date of the IPO and going forward, all outstanding warrants are accounted for as equity and are not subject to remeasurement.

4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	March 31, 2019	December 31, 2018
Prepayment to supplier	$25,586	$74,685
Prepaid insurance	321,274	460,684
Other current assets	1,373,945	384,131
Total	$1,720,805	$919,500
5. Property and Equipment, net
Property and equipment, net consist of the following:

	March 31, 2019	December 31, 2018
Computer and office equipment	$476,402	$476,402
Lab equipment	4,467,444	4,437,794
Service equipment placed at customer sites	149,823	149,823
Leasehold improvements	1,875,647	1,875,647
	6,969,316	6,939,666
Less accumulated depreciation and amortization	(5,432,203)	(5,162,364)
	$1,537,113	$1,777,302
The Company recorded depreciation and amortization expense of $269,839 and $391,451 for the three months ended March 31, 2019 and 2018, respectively, in operating expenses.
6. Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2019	December 31, 2018
Accrued expenses	$3,432,301	$2,134,981
Accrued bonus	196,475	765,148
Total	$3,628,776	$2,900,129
7. Long-Term Debt
Western Alliance LSA
On March 8, 2016, the Company entered into a new term Loan and Security Agreement with Western Alliance Bank (the “Western Alliance LSA”) for $7.0 million. The loan proceeds were used to repay the outstanding $5.0 million loan with Square 1Bank, as required by the twelfth amendment to that certain Loan and Security Agreement with Square 1Bank.
Additionally, in conjunction with the entry into Western Alliance LSA, the Company issued to Western Alliance Bank warrants to purchase 802,084 shares of Series D and D-1 convertible preferred stock at an exercise price of $0.48 per share. The Company valued the warrants using the Black-Scholes-Merton model, and the initial fair value of the warrants of $99,684 was recorded as a debt discount and was being amortized to interest expense over the term of the loan. Upon the closing of the IPO in August 2018, these warrants were adjusted to warrants exercisable for 18,739 shares of common stock for $20.56 per share. The warrants expire in 2026.
In February 2018, the Western Alliance LSA was amended requiring the Company to secure $21.0 million in funding prior to June 30, 2018. As part of the amendment, Western Alliance Bank agreed to forbear from exercising any of its default remedies set forth in the Western Alliance LSA as a result of the Company’s previous loan default as of December 31, 2017.
On June 13, 2018, the Western Alliance LSA was amended, replacing previously amended funding requirements and requiring the Company to secure $5.0 million in funding prior to August 3, 2018. Additionally, the amendment restricted the

Company's use of all cash collected from customers, received on and after amendment date, until the Company collected a total of $2.5 million. As part of this amendment, Western Alliance Bank waived the existing default.
On June 29, 2018, the Company repaid the Western Alliance LSA in connection with the MidCap Financial CSA (as defined below).
MidCap Financial CSA
On June 29, 2018, the Company entered into a Credit and Security Agreement with MidCap Financial Trust (the "MidCap Financial CSA") which provided a $15.0 million term loan facility available in a first tranche of $10 million (“Tranche 1”), a second tranche of $2.5 million and a third tranche of $2.5 million. The Company borrowed $10.0 million from Tranche 1 immediately upon execution of the MidCap Financial CSA. Proceeds from the loan were used to repay the outstanding $7.0 million due to Western Alliance LSA.
On March 14, 2019, the Company repaid the MidCap Financial CSA in connection with the Innovatus LSA (as defined below).
The MidCap Financial CSA bore interest at an annual rate of one month LIBOR plus 7.5%, subject to a LIBOR floor of 1.5%. The loan had a 60-month term, with interest only for the first 18 months and straight-line amortization of principal and interest for the remaining 42 months.  The MidCap Financial CSA was secured by substantially all of the assets of the Company and was scheduled to mature on July 1, 2023.
The Company paid issuance fees of approximately $0.3 million at the inception of the loan, which was recorded as a debt discount and was recognized as additional interest expense over the term of the loan. Subject to certain limited exceptions, amounts prepaid in relation to the MidCap Financial CSA are subject to a prepayment fee determined by multiplying the amount being prepaid by 4% in the first year of the term, 3% in year two, and 2% thereafter. When the Company paid-off the MidCap Financial CSA, it incurred a prepayment fee of $0.4 million. The prepayment fee is recognized as loss on debt extinguishment during the three months ended March 31, 2019. In addition, upon repayment of the total amounts borrowed, the Company was required to pay an end of term charge equal to 4% of the total amount borrowed. Accordingly, an end of term charge of $0.4 million was included in other long-term liabilities on the balance sheet as of December 31, 2018. The end of term charge was being recognized as additional interest expense over the term of the loan. The unamortized portion of the end of term charge was written-off as loss on debt extinguishment during the three months ended March 31, 2019 in conjunction with the Company's repayment of the MidCap Financial CSA.
In conjunction with entering into the MidCap Financial CSA, the Company issued to MidCap a warrant to purchase 625,000 shares of Series D-1 convertible preferred stock at an exercise price of $0.48 per share that was immediately exercisable. The Company valued the warrant to purchase Series D convertible preferred stock using the Black-Scholes-Merton model, and the initial fair value of the warrant to purchase Series D-1 convertible preferred stock of $0.2 million was recorded as a debt discount and is being amortized to interest expense over the term of the loan. The assumptions used in the model were: the fair value of the Series D-1 convertible preferred stock, which was determined using an OPM analysis, an expected life of 10 years, a risk-free interest rate of 2.83% and an expected volatility of 59%. Upon the closing of the IPO in August 2018, the warrants exercisable for shares of Series D convertible preferred stock were adjusted to warrants exercisable for 14,602 shares of common stock for $20.56. The warrants expire on June 29, 2028.
In addition, MidCap invested $1.0 million in the convertible note offering at terms identical to other investors described in the Convertible Notes section below.
Innovatus LSA

On March 14, 2019, the Company entered into a Loan and Security Agreement (the “Innovatus LSA”) by and among Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”), as collateral agent and the lenders listed on Schedule 1.1 thereto, including East West Bank (the "Bank", and together with the Lenders, the "Lenders") . Under the Innovatus LSA, Innovatus agreed, among other things, to make a first term loan of $17.5 million to the Company (the “Term A-1 Loan”), a second term loan of $2.5 million to the Company (the “Term A-2 Loan”) and a third term loan of $5.0 million to the Company (the "Term B Loan"), each upon satisfaction of certain funding conditions. In addition, the Bank has agreed to make available to the Company a revolving line of credit in an amount not to exceed $5.0 million.

Under the Innovatus LSA, interest is payable, at the Company’s option (i) in cash at a rate of 10.25% per annum or (ii) at a discounted rate of 7.25% in cash, with 3.0% of the 10.25% per annum rate (the “PIK Loan”) added to the principal of the loan and subject to accruing interest through the end of the interest only payment period. Interest only payments are due on the first of each month through March 1, 2022. Thereafter, in addition to interest accrued during such period, the monthly payments will include an amount equal to the outstanding principal at March 1, 2022 divided by 24 months. At maturity (or earlier prepayment), the Company is also required to make a final payment equal to 3.75% of the original principal amount borrowed. At inception the Company elected to pay interest in cash at a rate of 7.25% per annum and have 3.0% per annum of the interest added back to the outstanding principal.
The Innovatus LSA provides for prepayment fees of 3.0% of the outstanding balance of the loan if the loan is repaid on or prior to March 14, 2020, 2.0% of the amount prepaid if the prepayment occurs after March 14, 2020 but prior to March 14, 2021, 1.0% of the amount prepaid after March 14, 2021 but prior to March 14, 2022 and 0% of the amount prepaid if the prepayment occurs thereafter. In addition, upon repayment of the total amounts borrowed, the Company is required to pay an end of term charge of $0.8 million. This end of term charge is being recognized as additional interest expense over the term of the Innovatus LSA.

The Innovatus LSA is collateralized by all of the Company’s assets. The Innovatus LSA also imposes various affirmative and negative covenants on the Company. At March 31, 2019, the Company was in compliance with all of the covenants in the Innovatus LSA.

Additionally, in connection with the Innovatus LSA, on March 14, 2019, the Company entered into a Common Stock Purchase Agreement (the “Innovatus Purchase Agreement”) with certain entities affiliated with Innovatus (the “Innovatus Investors”), pursuant to which the Company agreed to issue and sell 406,504 shares of common stock at $3.69 per share for proceeds of $1.5 million. Upon execution of the Innovatus Purchase Agreement, the Company sold all of such shares to the Innovatus Investors. Because the shares were issued at a discount to the fair market value of the Company’s common stock on the issuance date, the Company recorded the difference of $0.2 million between the issuance price and fair value which was allocated to the debt on a relative fair value basis.

On March 22, 2019, in connection with the receipt of $20.0 million of in funding with respect to the Term A-1 Loan and Term A-2 Loan, the Company issued to Innovatus a warrant to purchase up to 161,987 shares of common stock at an exercise price of $4.63 per share, which has a term of 10 years. The Company applied the Black-Scholes option pricing model to estimate fair value of the warrants, with the following assumptions: a) risk-free rate of 2.43%; b) expected volatility of 66.93%; c) no dividend would be payable; and d) expected life of 10 years. Based on this model, the aggregate relative fair value of the warrants was determined to be $0.6 million. Upon future issuance of the Term B Loan, the Lender will be entitled to a warrant to purchase an additional 40,496 shares of the Company’s common stock.

The Company paid issuance fees of approximately $0.8 million which was recorded as part of the debt discount. The issuance fee will be amortized as additional interest expense over the life of the debt using the effective interest method. The Company recognized the fair value of the warrants and the discount of the common stock as a debt discount and along with the issuance costs will amortize these amounts using the effective interest rate method over the life of the applicable term loan. The effective interest rate at March 31, 2019 was 13.4%.

At March 31, 2019, the Company had $20.0 million in term loans borrowed under the Innovatus LSA.
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
In August 2018, the outstanding convertible promissory notes of $14.9 million of principal and interest were converted into 3,239,294 shares of common stock upon completion of the IPO.  As of March 31, 2019, there are no convertible notes outstanding.
Summary

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
Non-cash interest expense related to debt discount amortization and accretion of end of term fees was $49,130 and $21,330, for the three months ended March 31, 2019 and 2018, respectfully.
Debt and unamortized discount balances relating to the Innovatus LSA are as follows:

March 31, 2019
Term loan face value	$20,000,000
Warrants issued	(629,830)
Stock discount issued	(201,789)
Capitalized debt issuance costs	(792,597)
Balance	18,375,784
Less current portion	—
Long-term debt	$18,375,784
Future minimum payments including interest under the Innovatus LSA are as follows as of March 31, 2019:

2019	$1,018,392
2020	1,505,249
2021	1,964,030
2022	9,875,878
2023-2024	14,941,449
Total minimum loan payments	$29,304,998
Unamortized interest	(8,554,998)
End of term charge	(750,000)
Warrants issued	(629,830)
Stock discount issued	(201,789)
Capitalized debt issuance costs and end of term charge	(792,597)
Term loan	18,375,784
Less current portion	—
Long-term debt	$18,375,784
8. Stockholders’ Equity
Common Stock

On August 23, 2018, the Company amended and restated its Certificate of Incorporation in connection with the IPO. The Company’s Amended and Restated Certificate of Incorporation authorizes 200,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share, all of which shares of preferred stock are undesignated. Of the 200,000,000 authorized shares of common stock, 10,845,020 shares were issued and outstanding as of March 31, 2019.
During the three months ended March 31, 2019 and 2018, the company issued 41,521 and 10,156 shares of common stock in connection with the exercise of stock options for net proceeds of $53,976 and $305, respectively.

Sale of Common Stock

In March 2019, the Company entered into a Common Stock Purchase Agreement (the "Aspire Purchase Agreement") with Aspire Capital Fund, LLC (Aspire Capital) which provides that, upon the terms and subject to the conditions and limitations therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock. Concurrently with entering into the Aspire Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the Aspire Purchase Agreement.

Upon execution of the Aspire Purchase Agreement, the Company sold 272,479 shares of the Company’s common stock to Aspire Capital at $3.67 per share for net proceeds of approximately $1.0 million. Aspire Capital is committed to purchase up to $9.0 million of additional shares of common stock solely at the Company’s request from time to time during a 30 month period beginning on April 23, 2019 and at a per share purchase price equal to the lesser of:

•	the lowest sale price of the Company’s common stock on the purchase date; or

•	the average of the three lowest closing sale prices for the Company’s common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date.

In consideration for entering into the Aspire Purchase Agreement and concurrently with the execution of the Aspire Purchase Agreement, the Company issued 69,444 shares of its common stock to Aspire Capital. The value of these shares was netted against the proceeds received as issuance costs.
Convertible Preferred Stock

Prior to the IPO, there were 121,992,497 shares of convertible preferred stock outstanding. The Company’s convertible preferred stock had been classified as temporary equity in accordance with authoritative guidance for the classification and measurement of redeemable securities.

In August 2018, due to completion of a public offering meeting certain requirements, each 42.8 shares of the Company's convertible preferred stock was converted into one share of common stock at a conversion price of $1.3995 for each share of Series A, B and B-1 convertible preferred stock, $1.4043 for each share of Series C convertible preferred stock and $0.48 for each share of Series D and D-1 convertible preferred stock. The Company’s convertible preferred stock had been classified as temporary equity on the accompanying balance sheets in accordance with authoritative guidance for the classification and measurement of redeemable securities. As of March 31, 2019, there are no shares of the Company's convertible preferred stock outstanding.
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
As of March 31, 2019, there were 1,707,426 shares of common stock subject to outstanding options and 241,361 shares of common stock reserved for future stock awards under the 2018 Plan.
A summary of the Company’s stock option activity under the 2018 Plan and 2006 Plan is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,282,847	$6.90	9.2	$—
Granted	503,260	4.25		—
Exercised	(41,521)	1.30		127,054
Cancelled/Expired	(37,160)	15.96		—
Outstanding at March 31, 2019	1,707,426	$6.04	9.1	$1,060,875
Vested and exercisable at March 31, 2019	508,459	$6.70	8.4	$732,751
For the three months ended March 31, 2019 and 2018, the Company granted to its employee’s options to purchase 503,260 shares and 385 shares of its common stock with an exercise price of $4.25 per share and $6.00 per share, respectively.
For the three months ended March 31, 2019 and 2018, the total grant date fair value of vested options was $1,998,474 and $56,193, respectively. The weighted-average grant date fair value of employee option grants during the three months ended March 31, 2019 and 2018 was $2.42 and $1.28, respectively, per option.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense for the three months ended March 31, 2019 and 2018 as follows:

	Three Months Ended March 31,
	2019	2018
Research and development	$52,903	$9,635
General and administrative	236,492	44,809
Total stock-based compensation expense	$289,395	$54,444
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.5%	2.5%
Expected volatility	64.3-67.3%	63.0%
Expected term (in years)	4.9	4.0
Expected dividend yield	0.0%	0.0%
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
As of March 31, 2019 the unrecognized compensation cost related to outstanding employee options was $3.7 million and is expected to be recognized as expense over the remaining weighted-average vesting period of approximately 2.9 years.
Employee Stock Purchase Plan
In August 2018, the Board and the Company’s stockholders adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). A total of 175,000 shares of common stock are initially reserved for issuance under the ESPP. In addition, the number shares of common stock reserved for issuance under the ESPP will automatically increase each on January 1 of each calendar year, beginning on January 1, 2019, through January 1, 2028, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of the automatic increase, (2) 220,000 shares, or (3) a lesser number of shares as determined by the Board. As of March 31, 2019, 22,179 shares of common stock have been purchased under the ESPP.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consist of the following:

March 31, 2019
Stock options issued and outstanding	1,707,426
Authorized for future stock awards, option grants, or employee stock purchase program	494,682
Common Warrants	4,224,494
Total	6,426,602
9. Commitments and Contingencies
Leases
The Company leases certain office and lab space in San Diego, California under a non-cancelable operating lease, which was amended July 1, 2015 to add laboratory space and office space and extend its terms through December 2020. Rent expense for the three months ended March 31, 2019 and 2018 was $46,220 and $147,522, respectively, including the offset for amortization of leasehold incentive obligation of $56,263 each period and sublease rental income of $105,529 for the three months ended March 31, 2019.
The future minimum lease payments required under non-cancelable leases as of March 31, 2019, are summarized as follows:

Year Ending December 31,	Gross Payments	Scheduled Sublease Payments	Net Payments
2019 (9 months remaining)	$633,609	$(333,254)	$300,355
2020	902,412	(464,334)	438,078
Total minimum lease payments	$1,536,021	$(797,588)	$738,433
Royalty Agreements

The Company has entered into agreements to market and distribute chips and kits used in its instruments. Pursuant to these agreements, the Company is obligated to pay royalties based on sales during each annual license period and is obligated to make minimum payments regardless of the level of sales achieved. The Company accrued $60,558 and $86,517 for the three months ended March 31, 2019 and 2018, respectively.
Such royalty agreements extend through the life of underlying intellectual property which is affected by patent filing date and jurisdiction. As of December 31, 2018, annual future minimum royalty payments under the Company’s royalty agreements total $90,000 through December 31, 2019 and increase to $110,000 through November 29, 2026.
Purchase Commitments
The Company has a contractual commitment with a supplier to purchase $165,000 of products each quarter for an initial term of two years beginning March 1, 2019. The contract can be terminated on 90 days written notice by either party.
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
At March 31, 2019 and 2018, respectively the provision for income taxes reflected on the statements of operations reflect an effective tax rate of -0.06% and -0.10% respectively. Federal, state, and foreign income tax expense was $4,486 and $3,776 for the three months ended March 31, 2019, and 2018, respectively.
As of March 31, 2019 and 2018, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance on deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the Company's deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized.  Because of the Company's history of losses and the uncertainty as to the realization of those deferred tax assets, a full valuation allowance has been recognized for the U.S. federal and state jurisdictions.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, or our Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 14, 2019. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Bionano Genomics, Inc.
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
Through the date of our IPO, we raised net proceeds of $143.6 million to fund our operations from the issuance of equity and convertible promissory notes. We have incurred losses in each year since our inception. Our net losses were $7.9 million and $3.8 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $80.6 million.
We expect to continue to incur significant expenses and operating losses as we:
•expand our sales and marketing efforts to further commercialize our products;
•continue research and development efforts to improve our existing products;
•hire additional personnel;

•enter into collaboration arrangements, if any;
•add operational, financial and management information systems; and
•incur increased costs as a result of operating as a public company.
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
Other revenue consists of warranty and other service-based revenue.
The following table presents our revenue for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Product revenue	$1,687,586	$1,662,222
Other revenue	165,160	106,263
Total	$1,852,746	$1,768,485
The following table reflects total revenue by geography and as a percentage of total revenue, based on the billing address of our customers. North America consists of the United States and Canada. EMEIA consists of Europe, Middle East, India and Africa. Asia Pacific includes China, Japan, South Korea, Singapore and Australia.

	Three Months Ended March 31,
	2019		2018
	$	%	$	%
North America	839,308	45%	$1,035,081	59%
EMEIA	918,330	50%	99,130	6%
Asia Pacific	95,108	5%	634,274	36%
Total	$1,852,746	100%	$1,768,485	100%
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
Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018
The following table sets forth our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Period-to-Period Change
	2019	2018	$	%
Revenues:
Product revenue	$1,687,586	$1,662,222	$25,364	1.5%
Other revenue	165,160	106,263	58,897	55.4%
Total revenue	1,852,746	1,768,485	84,261	4.8%
Cost of revenue:
Cost of product revenue	1,119,551	840,582	278,969	33.2%
Cost of other revenue	27,491	867	26,624	3,070.8%
Total cost of revenue	1,147,042	841,449	305,593	36.3%
Operating expense:
Research and development	2,100,111	2,367,093	(266,982)	(11.3)%
Selling, general and administrative	4,790,602	2,895,404	1,895,198	65.5%
Total operating expense	6,890,713	5,262,497	1,628,216	30.9%
Loss from operations	(6,185,009)	(4,335,461)	(1,849,548)	42.7%
Other income (expense):
Interest expense	(272,504)	(301,981)	29,477	(9.8)%
Change in fair value of preferred stock warrants and expirations	—	953,198	(953,198)	—%
Loss on debt extinguishment	(921,496)	—	(921,496)	—%
Other expense	(468,248)	(159,342)	(308,906)	193.9%
Total other income (expense)	(1,662,248)	491,875	(2,154,123)	(437.9)%
Loss before income taxes	(7,847,257)	(3,843,586)	(4,003,671)	104.2%
Provision for income taxes	(4,486)	(3,776)	(710)	18.8%
Net loss	$(7,851,743)	$(3,847,362)	$(4,004,381)	104.1%
Revenue
Total revenue increased by $0.1 million, or 4.8%, to $1.9 million for the three months ended March 31, 2019 compared to $1.8 million for the same period in 2018. The increase in revenue was driven by a significant increase in sales to EMEIA customers offset by a decrease in sales to customers in Asia Pacific. Below is a summary of changes for the three months ended March 31, 2019 as compared to the same period in 2018:
•North America revenue decreased by $0.2 million, or 19%;

•EMEIA revenue increased by $0.8 million, or 826%; and
•Asia Pacific revenue decreased by $0.5 million, or 85%.
Cost of Revenue
Total cost of revenue increased by $0.3 million, or 36.3%, to $1.1 million for the three months ended March 31, 2019 compared to $0.8 million for the same period in 2018. The increase is due to instrument sales representing a larger percentage of total product sales over that time.
Research and Development Expenses
Research and development expenses decreased $0.3 million, or 11.3%, to $2.1 million for the three months ended March 31, 2019 compared to $2.4 million for the same period in 2018. The decrease was primarily related to a reduction of materials and supplies costs used in product development.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $1.9 million, or 65.5%, to $4.8 million for the three months ended March 31, 2019 compared to $2.9 million for the same period in 2018. The increase was primarily related to employee compensation costs associated with headcount additions to support the growth of our word-wide product distribution. In addition, we have incurred increased professional fees to support ongoing business operations and to comply with obligations associated with being a publicly-traded company.
Change in Fair Value of Preferred Stock Warrants and Expirations
Change in fair value of preferred stock warrants and expirations decreased to zero for the three months ended March 31, 2019 from $1.0 million for the same period 2018. There were no warrants exercisable for the Company’s convertible preferred stock following the closing of the IPO in August 2018. Of the 37.2 million warrants previously exercisable for preferred stock, 35.7 million warrants expired on the effective date of the IPO.  The remaining 1.5 million warrants previously exercisable for preferred stock were adjusted to become exercisable for common stock. Prior to the IPO, the Company estimated fair value of the convertible preferred stock warrants at the time of issuance and subsequent remeasurement using the Black-Scholes-Merton model at each reporting date.  On the date of the IPO and going forward, all outstanding warrants are accounted for as equity and are not subject to remeasurement.
Loss on Debt Extinguishment
A loss on debt extinguishment was recognized during the the three months ended March 31, 2019. No such expense was recognized for the same period in 2018. The loss resulted from the decision to pay-off the MidCap FSA prior to its maturity date, which required the Company to expense the remaining unamortized debt discount balance of $0.9 million.
Other Expense
Other expense increased $0.3 million to $0.5 million for the three months ended March 31, 2019 compared to $0.2 million for the same period in 2018. The increase is attributed to the Company's decision to pay-off the MidCap FSA prior to its maturity date, which required us to make a long-term debt prepayment fee of $0.4 million.
Liquidity and Capital Resources
Since our inception, we have incurred net losses and negative cash flows from operations. We incurred net losses of $7.9 million and $3.8 million, for the three months ended March 31, 2019 and 2018, respectively. We used $6.6 million and $6.8 million of cash from our operating activities for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we have an accumulated deficit of $80.6 million and cash and cash equivalents of $20.8 million.
Sources of Liquidity
Prior to August 2018, we financed our operations principally through private placements of our convertible preferred stock, borrowings from credit facilities, and revenue from our commercial operations.
In August 2018, we completed the IPO, in which we sold 3,864,000 units (each unit consisting of one share of common stock and one warrant to purchase one share of our common stock) at a public offering price of $6.125 per unit for net cash proceeds of $19.4 million after deducting underwriters' discounts and commissions of $2.2 million and other offering expenses of $2.1 million.

In March 2019, we entered into a common stock purchase agreement, or the Aspire Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, subject to the terms, conditions and limitations thereto, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock. Upon execution of the Aspire Purchase Agreement, we sold to Aspire Capital 272,479 shares of common stock at $3.67 per share for proceeds of $1.0 million and Aspire Capital is committed to purchase up to $9.0 million of additional shares of our common stock at our request from time to time during a 30 month period beginning on April 23, 2019 and at prices based on the market price at the time of each sale, subject to certain conditions. In consideration for entering into the Aspire Purchase Agreement and concurrently with the execution of the Aspire Purchase Agreement, we issued to Aspire Capital 69,444 shares of our common stock. As of March 31, 2019, we had issued 341,923 shares of our common stock to Aspire Capital under the Aspire Purchase Agreement for net proceeds of approximately $0.9 million after offering expenses.

In March 2019, we entered into a common stock purchase agreement, or the Innovatus Purchase Agreement, with certain entities affiliated with Innovatus Life Sciences Lending Fund I, LP, or the Innovatus Investors, pursuant to which we agreed to issue and sell to the Innovatus Investors 406,504 shares of our common stock at $3.69 per share for proceeds of $1.5 million. Upon execution of the Innovatus Purchase Agreement, we sold all of such shares to the Innovatus Investors.
Preferred stock financings
Through the date of our IPO, we raised approximately $129.3 million in net equity proceeds through sales of our preferred stock.
Loan facilities
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
On June 29, 2018, we entered into a new Credit and Security Agreement with MidCap Financial Trust, or the MidCap Financial CSA, which provides for a five-year, $15 million term loan facility. The MidCap Financial CSA was secured by a lien covering substantially all of our assets, including intellectual property. Upon executing the agreement, we drew down a $10.0 million term loan from the credit facility. The loan proceeds were used to repay the outstanding $7.0 million balance on the Western Alliance LSA.
On March 14, 2019, we entered into a new Loan and Security Agreement with Innovatus Life Sciences Lending Fund I, LP and certain lenders, or the Innovatus LSA, which provides for borrowings up to $25.0 million pursuant to certain term loans and an additional $5.0 million under a revolving credit line. The Innovatus LSA is secured by a lien covering substantially all of our assets, including our intellectual property. On March 22, 2019, we drew down $20.0 million in term loans from the Innovatus LSA. The loan proceeds were used to repay the outstanding balance under the MidCap Financial CSA.
See Note 7 to our consolidated financial statements for a discussion of terms and provisions to the Western Alliance LSA, the MidCap Financial CSA, and the Innovatus LSA.
Note purchase agreement
On February 9, 2018, we entered into a Note Purchase Agreement with various investors, which included related parties or the Investors, pursuant to which we agreed to sell the Investors 8% Convertible Promissory Notes, or the Convertible Notes, in the original principal amount up to approximately $16.0 million. On April 2, 2018, we amended the Note Purchase Agreement to, among other things, increase the principal amount available for issuance under the Note Purchase Agreement to approximately

$18.4 million. In addition, in connection with the MidCap Financial CSA, we again amended the Note Purchase Agreement to increase the amount available for issuance under the Note Purchase Agreement to approximately $19.4 million. The Convertible Notes had a maturity date of September 30, 2018 and were convertible either into our common stock or preferred stock, dependent on the conversion events as described in Note 8 to our condensed consolidated financial statements.
In August 2018 the outstanding convertible promissory notes of $14.3 million and accrued interest was converted into 3,239,294 shares of common stock upon completion of the IPO.
Cash Flows
The following table sets forth the cash flow from operating, investing and financing activities for the periods presented:

Net cash provided by (used in):	Three Months Ended March 31,
	2019	2018

Operating activities	$(6,551,302)	$(6,787,499)
Investing activities	—	(11,830)
Financing activities	10,858,972	13,330,148
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
Net cash used in operating activities was $6.6 million during the three months ended March 31, 2019 as compared to $6.8 million during the same period in 2018. The decrease in cash used in operating activities of $0.2 million was partly attributed to lower rent expense after the Company subleased one of its leased facilities in December 2018 and a reduction of materials and supplies costs used in product development. These decreases were partly offset by an increase in sales and marketing employee compensation costs. In addition, we incurred increased professional fees to support ongoing business operations and to comply with obligations associated with being a publicly-traded company.
Investing Activities
Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods.
There was no cash used in investing activities during the three months ended March 31, 2019 and no significant cash used during the same period in 2018.
Financing Activities
Historically, we have financed our operations principally through private placements of our convertible preferred stock and promissory notes and borrowings from credit facilities, as well as gross profits from our commercial operations. In August 2018, we completed the IPO.
Net cash provided by financing activities was $10.9 million during the three months ended March 31, 2019 as compared to $13.3 million during the same period in 2018, a decrease of $2.5 million. During the three months ended March 31, 2019 we had net proceeds from the issuance of the Innovatus LSA and Innovatus Purchase Agreement, as well as from the Aspire Purchase Agreement. During the same period in 2018 we raised convertible notes of $14.3 million.
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
We believe that the net proceeds received from the IPO, proceeds from the Innovatus LSA and Innovatus Purchase Agreement, and proceeds from the Aspire Purchase Agreement, together with our cash generated from commercial sales and our current cash and cash equivalents, will be sufficient to meet our anticipated operating cash requirements for at least the next 12 months. We have based this belief on the following factors with respect to our anticipated operating cash requirements during the next 12 months:

•
our expectation that our revenues during the next 12 months will be significantly higher than our historical revenues, due in part to the continued high rate of growth of instrument and consumables sales, which given our customers’ recurring consumables purchasing patterns and our growing installed base of instruments, is expected to continue;

•	our expectation that our gross margins during the next 12 months will be higher than our historical gross margins; and

•
our expectation that our research and development expenses and certain general and administration expenses during the next 12 months will be lower, or will grow at a significantly reduced rate, relative to prior periods due in part to a reduction in personnel in late 2017 and a significant reduction in the number, size and scope of research projects and product development initiatives.

In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our sales and marketing activities and grow our customer base. Our estimates of the period of time through which our financial resources will be adequate to support our operations and the costs to support research and development and our sales and marketing activities are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section titled “Risk Factors” in our Annual Report. We have based our estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including:

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

There were no material changes in our critical accounting policies and estimates during the three months ended March 31, 2019
Recent Accounting Pronouncements
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
As of March 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that as of March 31, 2019 our disclosure controls and procedures were effective at the reasonable assurance level.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 14, 2019.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
Use of Proceeds

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
There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on August 22, 2018 pursuant to Rule 424(b) under the Securities Act of 1933, as amended. Since the effective date of our registration statement through March 31, 2019, we have used approximately $14 million of the net proceeds from the IPO. Pending such uses, we have, and plan to continue to invest the balance of the net proceeds from this offering in cash and cash equivalent securities or highly liquid investment securities.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (1)	Amended and Restated Bylaws.
4.1 (2)	Form of Common Stock Certificate.
4.2 (2)	Form of Warrant to Purchase Series B-1 Preferred Stock issued to Square 1 Bank.
4.3 (2)	Form of Warrant to Purchase Series D Preferred Stock issued to Western Alliance Bank.
4.4 (2)	Warrant to Purchase Series D-1 Preferred Stock issued to Western Alliance Bank.
4.5 (2)	Form of Warrant to Purchase Series D-1 Preferred Stock issued to MidCap Financial Trust.
4.6 (2)	Form of Warrant to Purchase Common Stock issued to Underwriters.
4.7 (3)	Form of Warrant to Purchase Common Stock for Service Providers.
4.8 (4)	Form of Warrant to Purchase Common Stock for Innovatus.
4.9 (4)	Registration Rights Agreement, dated March 14, 2019, between the Company and Aspire Capital Fund, LLC.
4.10 (4)	Registration Rights Agreement, dated March 14, 2019, by and among the Company and the Innovatus Investors.
10.1 (4)	Common Stock Purchase Agreement, dated March 14, 2019, between the Company and Aspire Capital Fund, LLC.
10.2 (4)	Loan and Security Agreement, dated March 14, 2019, by and among the Company, Innovatus Life Sciences Lending Fund I, LP and the Lenders listed on Schedule 1.1 thereto.
10.3 (4)	Common Stock Purchase Agreement, dated March 14, 2019, by and among the Company and the Innovatus Investors.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 24, 2018.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 21, 2018.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 14, 2019.

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

BIONANO GENOMICS, INC.

Date: May 9, 2019	By: /s/ R. Erik Holmlin, Ph.D.
R. Erik Holmlin, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2019	By: /s/ Mike Ward
Mike Ward
Chief Financial Officer (Principal Financial and Accounting Officer)