Form 10-Q
period 2019-06-30
Bionano Genomics, Inc
filed 2019-08-08
CIK 1411690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No ☒

As of July 31, 2019, the registrant had 10,897,522 shares of Common Stock ($0.0001 par value) outstanding.

BIONANO GENOMICS, INC.

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 (Unaudited)	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 (Unaudited)	4
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2019 and 2018 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4. Controls and Procedures	30
PART II. OTHER INFORMATION	31
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Mine Safety Disclosures	32
Item 5. Other Information	32
Item 6. Exhibits	33
SIGNATURES	34

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIONANO GENOMICS, INC.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$15,294,526	$16,522,729
Accounts receivable, net	4,983,510	4,514,333
Inventory	3,022,090	1,068,557
Prepaid expenses and other current assets	631,853	919,500
Total current assets	23,931,979	23,025,119
Property and equipment, net	1,278,889	1,777,302
Total assets	$25,210,868	$24,802,421

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,617,836	$1,351,736
Accrued expenses	2,702,015	2,900,129
Deferred revenue	421,342	270,998
Line of credit	799,815	—
Total current liabilities	7,541,008	4,522,863
Long-term debt	18,621,696	9,029,374
Long-term deferred revenue	219,202	304,467
Other non-current liabilities	173,772	808,366
Total liabilities	26,555,678	14,665,070
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 200,000,000 and 200,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; 10,897,522 and 10,055,072 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,088	1,004
Additional paid-in capital	86,932,839	82,898,775
Accumulated deficit	(88,278,737)	(72,762,428)
Total stockholders’ equity (deficit)	(1,344,810)	10,137,351
Total liabilities and stockholders’ equity (deficit)	$25,210,868	$24,802,421
See accompanying notes to the condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Product revenue	$2,020,398	$3,256,023	$3,707,984	$4,918,245
Other revenue	154,237	133,986	319,397	240,249
Total revenue	2,174,635	3,390,009	4,027,381	5,158,494
Cost of revenue:
Cost of product revenue	1,525,334	1,803,461	2,644,885	2,644,043
Cost of other revenue	29,912	9,969	57,403	10,836
Total cost of revenue	1,555,246	1,813,430	2,702,288	2,654,879
Operating expense:
Research and development	2,407,692	2,098,826	4,507,803	4,465,919
Selling, general and administrative	5,056,005	3,489,974	9,846,607	6,385,378
Total operating expense	7,463,697	5,588,800	14,354,410	10,851,297
Loss from operations	(6,844,308)	(4,012,221)	(13,029,317)	(8,347,682)
Other income (expense):
Interest expense	(565,888)	(407,635)	(838,392)	(709,616)
Change in fair value of preferred stock warrants and expirations	—	1,517,723	—	2,470,921
Loss on debt extinguishment	—	(342,164)	(921,496)	(342,164)
Other expense	(249,884)	(61,673)	(718,132)	(221,015)
Total other income (expense)	(815,772)	706,251	(2,478,020)	1,198,126
Loss before income taxes	(7,660,080)	(3,305,970)	(15,507,337)	(7,149,556)
Provision for income taxes	(4,486)	(5,506)	(8,972)	(9,282)
Net loss	$(7,664,566)	$(3,311,476)	$(15,516,309)	$(7,158,838)
Net loss per share, basic and diluted	$(0.71)	$(0.98)	$(1.47)	$(1.37)
Weighted-average common shares outstanding basic and diluted	10,860,055	3,364,128	10,541,563	5,227,448
See accompanying notes to the condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series D-1 Convertible Preferred Stock		Common Stock				Additional Paid-in Capital		Accumulated Deficit		Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares		Amount
Balance at January 1, 2018	345,587	$61,847	8,058,170	$842,845	3,437,950	$359,593	23,357,047	$5,547,841	20,652,486	$4,838,379	66,141,257	$31,359,632	77,257		$8		$4,038,817		$(54,266,036)		$(50,227,211)
Stock option exercises	—	—	—	—	—	—	—	—	—	—	—	—	237		—		305		—		305
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—		—		54,444		—		54,444
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—		—		—		(3,847,362)		(3,847,362)
Balance at March 31, 2018	345,587	$61,847	8,058,170	$842,845	3,437,950	$359,593	23,357,047	$5,547,841	20,652,486	$4,838,379	66,141,257	$31,359,632	77,494		$8		$4,093,566		$(58,113,398)		$(54,019,824)
Stock option exercises	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	551		$—		$707		$—		$707
Stock-based compensation expense	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—		—		52,982		—		52,982
Net loss	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—		—		—		(3,311,476)		(3,311,476)
Balance at June 30, 2018	345,587	$61,847	8,058,170	$842,845	3,437,950	$359,593	23,357,047	$5,547,841	20,652,486	$4,838,379	66,141,257	$31,359,632	78,045		$8		$4,147,255		$(61,424,874)		$(57,277,611)

Balance at January 1, 2019	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	10,055,072		$1,004		$82,898,775		$(72,762,428)		$10,137,351
Stock option exercises	—	—	—	—	—	—	—	—	—	—	—	—	41,521		4		53,972		—		53,976
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—		—		289,395		—		289,395
Issue common stock	—	—	—	—	—	—	—	—	—	—	—	—	748,427		75		2,409,518		—		2,409,593
Issue warrants for debt	—	—	—	—	—	—	—	—	—	—	—	—	—		—		629,830		—		629,830
Issue stock for debt													—		—		201,789		—		201,789
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—		—		—		(7,851,743)		(7,851,743)
Balance at March 31, 2019	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	10,845,020		$1,083		$86,483,279		$(80,614,171)		$5,870,191
Stock option exercises	—	—	—	—	—	—	—	—	—	—	—	—	8,526		$1		$11,083		$—		$11,084
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—		—		335,666		—		335,666
ESPP Purchases	—	—	—	—	—	—	—	—	—	—	—	—	43,976		4		102,811		—		102,815
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—		—		—		(7,664,566)		(7,664,566)
Balance at June 30, 2019	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	10,897,522	—	$1,088	—	$86,932,839	—	$(88,278,737)	—	$(1,344,810)
See accompanying notes to the condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(15,516,309)	$(7,158,838)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	536,802	778,555
Change in fair value of preferred stock warrants and expirations	—	(2,470,921)
Interest payment-in-kind	166,524	—
Stock-based compensation	625,061	107,426
Provision for bad debt expense	—	238,000
Accretion of debt discount	128,518	60,655
Loss on debt extinguishment	921,496	342,164
Long-term debt prepayment fees	412,000	—
Employee stock purchase plan compensation	102,815	—
Changes in operating assets and liabilities:
Accounts receivable	(469,177)	228,009
Inventory	(1,953,533)	(172,578)
Prepaid expenses and other current assets	287,647	(697,361)
Accounts payable	2,257,359	(1,058,391)
Accrued expenses and other liabilities	(367,628)	49,359
Net cash used in operating activities	(12,868,425)	(9,753,921)
Investing activities:
Purchases of property and equipment	(29,649)	(189,401)
Net cash used in investing activities	(29,649)	(189,401)
Financing activities:
Repayment of long-term debt	(10,812,000)	(7,447,571)
Proceeds from issuance of long-term debt, net of issuance costs	19,207,403	9,662,430
Proceeds from issuance of convertible note, net of issuance costs	—	14,329,843
Proceeds from borrowing on line of credit	1,105,745	—
Repayments of borrowing from line of credit	(305,930)	—
Proceeds from sale of common stock, net of offering costs	2,409,593	—
Proceeds from option exercises	65,060	1,012
Net cash provided by financing activities	11,669,871	16,545,714
Net (decrease) increase in cash and cash equivalents	(1,228,203)	6,602,392
Cash and cash equivalents at beginning of period	16,522,729	1,021,897
Cash and cash equivalents at end of period	$15,294,526	$7,624,289

Supplemental schedule on non-cash transactions:
Property and equipment costs incurred but not paid included in accounts payable and accrued expenses	$8,740	$130,484
Transfer of instruments from property and equipment into inventory	$—	$106,617
Fair value of warrants issued with debt classified as a liability	$629,830	$176,813
Fair value of stock issued with debt classified as a liability	$201,789	$—
Final payment due in connection with the repayment of debt classified in other long-term liabilities	$—	$400,000
Deferred equity issuance costs in accounts payable and accrued liabilities	$—	$1,401,350
Debt issuance costs incurred but not paid	$—	$129,474
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

Basis of Presentation
The interim condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, changes in equity, and comprehensive loss and cash flows for each period presented in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 14, 2019 (the "2018 Annual Report on Form 10-K"). The consolidated financial information as of December 31, 2018 has been derived from the audited 2018 consolidated financial statements included in the 2018 Annual Report on Form 10-K.
Going Concern
In accordance with Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to perform a two-step analysis regarding its ability to continue as a going concern. The Company must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued (step 1). If the Company concludes that substantial doubt is raised, the Company is also required to consider whether its plans alleviate that doubt (step 2).
The Company has experienced net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $72.8 million and $88.3 million as of December 31, 2018 and June 30, 2019, respectively. The Company used $19.9 million cash in operations in 2018 and has used $12.9 million for the six months ended June 30, 2019. The Company had cash and cash equivalents of $16.5 million and $15.3 million as of December 31, 2018 and June 30, 2019, respectively. The Company expects operating losses and negative cash flows to continue for at least the next year as the Company continues to incur costs related to research and commercialization efforts. The Company has prepared cash flow forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements for the year ended December 31, 2018 and the six months ended June 30, 2019, are issued.
The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funding. The Company has plans to raise additional capital through equity offerings or debt financings to fulfill its operating and capital requirements for at least 12 months and to maintain compliance with the Innovatus LSA covenants. The Company’s plans include continuing to fund its operating losses and capital funding needs through equity or debt financings, strategic collaborations, licensing arrangements, asset sales, or other arrangements. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its products or proprietary technologies or grant licenses on terms that are not favorable to the Company. If the Company does not have or is not able to obtain sufficient funds, it may have to reduce commercialization efforts or delay its development of new products. The Company also may have to reduce marketing, customer support or other resources devoted to its products or cease operations.

2. Summary of Significant Accounting Policies
Accounts Receivable
The Company extends credit to its customers in the normal course of business based upon an evaluation of each customer’s credit history, financial condition, and other factors. Estimates of allowances for doubtful accounts are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due, and economic and other factors. Bad debt expense is recorded as necessary to maintain an appropriate level of allowance for doubtful accounts in selling, general and administrative expense. A portion of our our receivables are with distributors who are slow payers and the Company is pursuing their collection. Based on ongoing dialog, the Company expects those receivables to be fully collected. As of June 30, 2019 and December 31, 2018, the Company did not record an allowance for doubtful accounts.

As of June 30, 2019 and December 31, 2018, two customers each represented greater than 10% of the Company's accounts receivable balances, specifically Ultravision Technology Ltd. represented 13% and 13% and BioStar Company represented 11% and 12%, respectively.
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
The components of inventories are as follows (unaudited):

	June 30, 2019	December 31, 2018
Materials and supplies	$908,755	$161,468
Finished goods	2,113,335	907,089
Total	$3,022,090	$1,068,557
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
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	June 30, 2019	June 30, 2018
Series A convertible preferred stock	—	8,074
Series B convertible preferred stock	—	188,275
Series B-1 convertible preferred stock	—	80,327
Series C convertible preferred stock	—	545,728
Series D convertible preferred stock	—	482,529
Series D-1 convertible preferred stock	—	1,545,347
Preferred warrants	—	869,814
Common stock options	1,716,719	416,937
Common warrants	4,224,494	—
Total	5,941,213	4,137,031
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
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606). ASU 2014-9 completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. ASU 2014-9 applies to all companies that enter into contracts with customers to transfer goods or services. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The guidance is effective for reporting periods beginning after December 15, 2018, and interim periods beginning after December 15, 2019. The Company has adopted the new guidance during the current annual period and will reflect the effects of such adoption, including the additional required disclosures, in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The adoption will not have a significant impact on those financial statements.
In February 2015, the FASB issued ASU 2016-2, Leases (Topic 842), which amends the FASB Accounting Standards Codification and creates Topic 842, “Leases.” The new topic supersedes Topic 840, “Leases,” and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. The guidance is effective for reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. ASU 2016-2 mandates a modified retrospective transition method. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements which allows entities the option to adopt this standard prospectively with a cumulative-effect adjustment to opening equity and include required disclosures for prior period. The Company anticipates implementing the standard by taking advantage of the alternative transition method and will apply the transition approach as of the beginning of the period of adoption and will not be restating comparative periods. The Company is in the process of evaluating the impact of adoption of the ASU on the consolidated financial statements.
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

		Fair Value Measurement Using
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2019	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$15,294,526	$15,294,526	$—	$—
Total assets	$15,294,526	$15,294,526	$—	$—

		Fair Value Measurements Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2018	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$16,522,729	$16,522,729	$—	$—
Total assets	$16,522,729	$16,522,729	$—	$—
As discussed in Note 2 above, there were no warrants exercisable for the Company’s convertible preferred stock following the closing of the IPO. Of the 37.2 million warrants (pre-split) previously exercisable for preferred stock, 35.7 million warrants (pre-split) expired on the effective date of the IPO.  The remaining 1.5 million warrants previously exercisable for preferred stock were adjusted to become exercisable for common stock. Prior to the IPO, the Company estimated fair value of the convertible preferred stock warrants at the time of issuance and subsequent remeasurement using the Black-Scholes-Merton model at each reporting date.
On the date of the IPO and going forward, all outstanding warrants are accounted for as equity and are not subject to remeasurement.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	June 30, 2019	December 31, 2018
Prepayment to supplier	$—	$74,685
Prepaid insurance	166,342	460,684
Other current assets	465,511	384,131
Total	$631,853	$919,500

5. Property and Equipment, net
Property and equipment, net consist of the following:

	June 30, 2019	December 31, 2018
Computer and office equipment	$476,402	$476,402
Lab equipment	4,567,104	4,437,794
Service equipment placed at customer sites	58,902	149,823
Leasehold improvements	1,875,647	1,875,647
	6,978,055	6,939,666
Less accumulated depreciation and amortization	(5,699,166)	(5,162,364)
	$1,278,889	$1,777,302
The Company recorded depreciation expense of $266,963 and $387,104 for the three months ended June 30, 2019 and 2018, respectively, and $536,802 and $778,555 for the six months ended June 30, 2019 and 2018, respectively, in operating expenses.
6. Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2019	December 31, 2018
Accrued compensation expenses	$1,553,276	$1,832,630
Accrued professional services	85,997	76,224
Accrued royalties	58,795	119,630
Accrued other	1,003,947	871,645
Total	$2,702,015	$2,900,129
7. Long-Term Debt
Western Alliance LSA

On March 8, 2016, the Company entered into a new term Loan and Security Agreement with Western Alliance Bank (the “Western Alliance LSA”) for $7.0 million. The loan proceeds were used to repay the outstanding $5.0 million loan with Square 1 Bank, as required by the twelfth amendment to that certain Loan and Security Agreement with Square 1 Bank.
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

On December 9, 2016, the Western Alliance LSA was amended, and in conjunction with this amendment, the Company issued to Western Alliance Bank a warrant to purchase 291,667 shares of Series D-1 convertible preferred stock. The Company valued the warrant to purchase Series D-1 convertible preferred stock using the Black-Scholes-Merton model, and the initial fair value of the warrant to purchase Series D-1 convertible preferred stock of $34,300 was recorded as a debt discount and was being amortized to interest expense over the term of the loan. Upon the closing of the IPO in August 2018, the warrants exercisable for shares of Series D-1 convertible preferred stock were adjusted to warrants exercisable for 6,814 shares of common stock for $20.56 per share. The warrants expire on December 9, 2026.

In February 2018, the Western Alliance LSA was amended requiring the Company to secure $21.0 million in funding prior to June 30, 2018. As part of the amendment, Western Alliance Bank agreed to forbear from exercising any of its default remedies set forth in the Western Alliance LSA as a result of the Company’s previous loan default as of December 31, 2017.

On June 13, 2018, the Western Alliance LSA was amended, replacing previously amended funding requirements and requiring the Company to secure $5.0 million in funding prior to August 3, 2018. Additionally, the amendment restricted the Company’s use of all cash collected from customers, received on and after amendment date, until the Company collected a total of $2.5 million. As part of this amendment, Western Alliance Bank waived the existing default.

On June 29, 2018, the Company repaid the Western Alliance LSA in connection with the MidCap Financial CSA (as defined below).

On November 19, 2018, the Company entered into an Amendment Agreement with Western Alliance Bank to amend (i) that certain Warrant to Purchase Stock, dated March 8, 2016, (ii) that certain Warrant to Purchase Stock, dated December 9, 2016 ((i) and (ii) collectively, the “Bank Warrants”) and (iii) the Western Alliance LSA. Pursuant to Section 2.6(g) of the Western Alliance LSA, the Company was obligated to pay Western Alliance Bank a success fee of $210,000 in connection with the IPO. As part of the Amendment Agreement, this success fee was decreased from $210,000 to $160,000 and the exercise price of the Bank Warrants was decreased to $6.99 per share.
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
In conjunction with entering into the MidCap Financial CSA, the Company issued to MidCap a warrant to purchase 625,000 shares of Series D-1 convertible preferred stock at an exercise price of $0.48 per share that was immediately exercisable. The Company valued the warrant to purchase Series D convertible preferred stock using the Black-Scholes-Merton model, and the initial fair value of the warrant to purchase Series D-1 convertible preferred stock of $0.2 million was recorded as a debt discount and was being amortized to interest expense over the term of the loan. The assumptions used in the model were: the fair value of the Series D-1 convertible preferred stock, which was determined using an OPM analysis, an expected life of 10 years, a risk-free interest rate of 2.83% and an expected volatility of 59%. Upon the closing of the IPO in August 2018, the warrant was adjusted from being exercisable for shares of Series D convertible preferred stock to exercisable for 14,602 shares of common stock for $20.56. The warrant expires on June 29, 2028.
In addition, MidCap invested $1.0 million in the convertible note offering at terms identical to other investors described in the Convertible Notes section below.
Innovatus LSA

On March 14, 2019, the Company entered into a Loan and Security Agreement (the “Innovatus LSA”) by and among Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”), as collateral agent and the lenders listed on Schedule 1.1 thereto, including East West Bank (the "Bank", and together with the lenders, the "Lenders"). Under the Innovatus LSA, Innovatus agreed, among other things, to make a first term loan of $17.5 million to the Company (the “Term A-1 Loan”), a second term loan of $2.5 million to the Company (the “Term A-2 Loan”) and a third term loan of $5.0 million to the Company (the "Term B Loan"), each upon satisfaction of certain funding conditions. In addition, the Bank has agreed to make available to the Company a revolving line of credit in an amount not to exceed $5.0 million (the "Revolver").

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

The Innovatus LSA is collateralized by all of the Company’s assets. The Innovatus LSA also imposes various affirmative and negative covenants on the Company. On June 25, 2019, the Innovatus LSA was amended to among other things: (i) extend the deadline for the Company to maintain its domestic depository and operating accounts with Bank, subject to a control agreement in favor of Innovatus, to July 31, 2019 and (ii) permit the Company to incur credit card indebtedness in an amount not to exceed $150,000. At June 30, 2019, the Company was in compliance with all of the covenants in the Innovatus LSA.

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
On March 22, 2019, in connection with the receipt of $20.0 million in funding with respect to the Term A-1 Loan and Term A-2 Loan, the Company issued to Innovatus a warrant to purchase up to 161,987 shares of common stock at an exercise price of $4.63 per share, which has a term of 10 years. The Company applied the Black-Scholes option pricing model to estimate the fair value of the warrants, with the following assumptions: a) risk-free rate of 2.43%; b) expected volatility of 66.93%; c) no dividend would be payable; and d) expected life of 10 years. Based on this model, the aggregate relative fair value of the warrants was determined to be $0.6 million. Subject to the terms of the Innovatus LSA, the warrant to be issued in connection with funding of the Term B Loan will entitle the Lender to purchase up to 40,496 shares of the Company’s common stock and will have an exercise price of $4.63 per share.

The Company paid issuance fees of approximately $0.8 million which was recorded as part of the debt discount. The issuance fee will be amortized as additional interest expense over the life of the debt using the effective interest method. The Company recognized the fair value of the warrants and the discount of the common stock as a debt discount and along with the issuance costs will amortize these amounts using the effective interest rate method over the life of the applicable term loan. The effective interest rate as of June 30, 2019 was 13.4%.

On May 23, 2019, the Company drew down $1.1 million under its $5.0 million revolving line of credit (the Revolver) and in June 2019, the Company repaid $0.3 million of this borrowed amount. The Company may repay and reborrow amounts borrowed under the Revolver at any time prior to the March 1, 2024 maturity date without penalty or premium, at which time such amounts will become immediately due and payable. The Company’s obligation to repay amounts borrowed under the Revolver is subject to acceleration upon the occurrence of certain specified events, including an event of default and a permitted prepayment of the term loans borrowed under the Loan Agreement. The outstanding balance of amounts borrowed under the Revolver bear interest at a rate equal to 2.0% above the variable rate of interest, per annum, most recently announced by the Bank as its “prime rate,” whether or not such announced rate is the lowest rate available from the Bank.

As of June 30, 2019, the Company had $20.2 million borrowed in term loans and $0.8 million borrowed under the Revolver pursuant to the Innovatus LSA.
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
In August 2018, the outstanding convertible promissory notes of $14.9 million of principal and interest were converted into 3,239,294 shares of common stock upon completion of the IPO.  As of June 30, 2019, there are no convertible notes outstanding.
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
Non-cash interest expense related to debt discount amortization and accretion of end of term fees was $79,388 and $48,461, for the three months ended June 30, 2019 and 2018, and $128,518 and $69,791 for the six months ended June 30, 2019 and 2018, respectfully.
Debt and unamortized discount balances relating to the Innovatus LSA are as follows:

June 30, 2019
Term loan face value	$20,000,000
Warrants issued	(629,830)
Stock discount issued	(201,789)
Capitalized debt issuance costs	(792,597)
Interest payment-in-kind	166,524
Accretion of debt discount	79,388
Balance	18,621,696
Less current portion	—
Long-term debt	$18,621,696

Future minimum payments including interest under the Innovatus LSA are as follows as of June 30, 2019:

2019	$615,959
2020	1,505,249
2021	1,964,030
2022	9,875,878
2023-2024	14,941,449
Total minimum loan payments	$28,902,565
Unamortized interest	(7,986,041)
Accretion of debt discount	79,388
End of term charge	(750,000)
Warrants issued	(629,830)
Stock discount issued	(201,789)
Capitalized debt issuance costs and end of term charge	(792,597)
Term loan	18,621,696
Less current portion	—
Long-term debt	$18,621,696
8. Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Common Stock
On August 23, 2018, the Company amended and restated its Certificate of Incorporation in connection with the IPO. The Company’s Amended and Restated Certificate of Incorporation authorizes 200,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share, all of which shares of preferred stock are undesignated. Of the 200,000,000 authorized shares of common stock, 10,897,522 shares were issued and outstanding as of June 30, 2019.
During the three months ended June 30, 2019 and 2018, the company issued 8,526 and 551 shares of common stock in connection with the exercise of stock options for net proceeds of $11,084 and $707, respectively. During the six months ended June 30, 2019 and 2018, the company issued 50,047 and 788 shares of common stock in connection with the exercise of stock options for net proceeds of $65,060 and $1,012, respectively.

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
In August 2018, due to completion of a public offering meeting certain requirements, each 42.8 shares of the Company's convertible preferred stock was converted into one share of common stock at a conversion price of $1.3995 for each share of Series A, B and B-1 convertible preferred stock, $1.4043 for each share of Series C convertible preferred stock and $0.48 for each share of Series D and D-1 convertible preferred stock. The Company’s convertible preferred stock had been classified as temporary equity on the accompanying balance sheets in accordance with authoritative guidance for the classification and measurement of redeemable securities. As of June 30, 2019, there are no shares of the Company's convertible preferred stock outstanding.
Stock Options
In August 2018, the Company’s board of directors (the “Board”) and its stockholders adopted the 2018 Equity Incentive Plan (the “2018 Plan”), as a successor to and continuation of the Company’s 2006 Equity Incentive Plan (the “2006 Plan”). Under the 2018 Plan the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then its employees, directors and consultants, including employees and consultants of its affiliates. The Company has initially reserved 1,499,454 shares of common stock for issuance under the 2018 Plan, which is the sum of (1) 1,000,000 new shares, plus (2) the number of shares that remained available for issuance under the 2006 Plan at the time the 2018 Plan became effective, and (3) any shares subject to outstanding stock options or other stock awards that were granted under the 2006 Plan that would have otherwise returned to the 2006 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each calendar year through January 1, 2028, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board.
As of June 30, 2019, there were 1,716,719 shares of common stock subject to outstanding options and 432,935 shares of common stock reserved for future stock awards under the 2018 Plan.
A summary of the Company’s stock option activity under the 2018 Plan and 2006 Plan is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,282,847	$6.90	9.2
Granted	545,374	4.15
Exercised	(50,047)	1.30
Cancelled/Expired	(61,455)	15.06
Outstanding at June 30, 2019	1,716,719	$5.99	9.0	$366,055
Vested and exercisable at June 30, 2019	566,997	$6.86	8.4	$248,379
For the three months ended June 30, 2019 and 2018, the Company granted to its employees options to purchase 42,114 shares with a weighted average exercise price of $3.00 per share. The Company did not grant employee options during the three months ended June 30, 2018.
For the six months ended June 30, 2019 and 2018, the Company granted to its employees options to purchase 545,374 shares and 385 shares of its common stock with a weighted average exercise price of $4.15 per share and $1.28 per share, respectively.
For the three months ended June 30, 2019, the weighted-average grant date fair value of employee option grants was $1.71 per option. The Company did not grant employee options during the three months ended June 30, 2018.

For the six months ended June 30, 2019 and 2018, the weighted-average grant date fair value of employee option grants was $2.37 and $1.28 per option, respectively.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$57,687	$9,253	$110,590	$18,867
General and administrative	277,979	43,728	514,471	88,559
Total stock-based compensation expense	$335,666	$52,981	$625,061	$107,426
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Risk-free interest rate	2.0%	—	2.4%	2.5%
Expected volatility	65.2-66.1%	—	64.3-67.3%	63.0%
Expected term (in years)	5.4	—	5.0	4.0
Expected dividend yield	0.0%	—	0.0%	0.0%
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
As of June 30, 2019 the unrecognized compensation cost related to outstanding employee options was $3.3 million and is expected to be recognized as expense over the remaining weighted-average vesting period of approximately 2.7 years.
Employee Stock Purchase Plan
In August 2018, the Board and the Company’s stockholders adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). A total of 175,000 shares of common stock are initially reserved for issuance under the ESPP. In addition, the number shares of common stock reserved for issuance under the ESPP will automatically increase each on January 1 of each calendar year, beginning on January 1, 2019, through January 1, 2028, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of the automatic increase, (2) 220,000 shares, or (3) a lesser number of shares as determined by the Board. As of June 30, 2019, 66,155 shares of common stock have been purchased under the ESPP.

Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consist of the following:

June 30, 2019
Stock options issued and outstanding	1,716,719
Authorized for future stock awards, option grants, or employee stock purchase program	432,935
Common Warrants	4,224,494
Total	6,374,148
9. Commitments and Contingencies
Leases
The Company leases certain office and lab space in San Diego, California under a non-cancelable operating lease, which was amended July 1, 2015 to add laboratory space and office space and extend its terms through December 2020. Rent expense for the three months ended June 30, 2019 and 2018 was $42,949 and $147,522, respectively, including the offset for amortization of leasehold incentive obligation of $56,263 each period and sublease rental income of $105,529 for the three months ended June 30, 2019. Rent expense for the six months ended June 30, 2019 and 2018 was $85,898 and $295,044, respectively, including the offset for amortization of leasehold incentive obligation of $112,526 each period and sublease rental income of $211,058 for the six months ended June 30, 2019.
The future minimum lease payments required under non-cancelable leases as of June 30, 2019, are summarized as follows:

Year Ending December 31,	Gross Payments	Scheduled Sublease Payments	Net Payments
2019 (6 months remaining)	$431,328	$(222,170)	$209,158
2020	902,412	(464,334)	438,078
Total minimum lease payments	$1,333,740	$(686,504)	$647,236
Royalty Agreements
The Company has entered into agreements to market and distribute chips and kits used in its instruments. Pursuant to these agreements, the Company is obligated to pay royalties based on sales during each annual license period and is obligated to make minimum payments regardless of the level of sales achieved. The Company accrued $58,795 and $74,580 as of June 30, 2019 and 2018, respectively.
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
At June 30, 2019 and 2018 the provision for income taxes reflected on the statements of operations reflect an effective tax rate of (0.06)% and (0.13)% respectively. Federal, state, and foreign income tax expense was $4,486 and $5,506 for the three months ended June 30, 2019, and 2018, respectively, and $8,972 and $9,282 for the six months ended June 30, 2019, and 2018, respectively.
As of June 30, 2019 and 2018, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance on deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the Company's deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized.  Because of the Company's history of losses and the uncertainty as to the realization of those deferred tax assets, a full valuation allowance has been recognized for the U.S. federal and state jurisdictions.
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
Through the date of our IPO, we raised net proceeds of $143.6 million to fund our operations from the issuance of equity and convertible promissory notes. We have incurred losses in each year since our inception. Our net losses were $7.7 million and $3.3 million for the three months ended June 30, 2019 and 2018, respectively, and $15.5 million and $7.2 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $88.3 million.
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
Other revenue consists of warranty and other service-based revenue.
The following table presents our revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product revenue	$2,020,398	$3,256,023	$3,707,984	$4,918,245
Other revenue	154,237	133,986	319,397	240,249
Total	$2,174,635	$3,390,009	$4,027,381	$5,158,494
The following table reflects total revenue by geography and as a percentage of total revenue, based on the billing address of our customers. North America consists of the United States and Canada. EMEIA consists of Europe, Middle East, India and Africa. Asia Pacific includes China, Japan, South Korea, Singapore and Australia.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	$	%	$	%	$	%	$	%
North America	$1,379,346	64%	$1,518,347	45%	$2,218,654	55%	$2,553,428	49%
EMEIA	506,583	23%	1,029,380	30%	1,424,913	35%	1,128,510	21%
Asia Pacific	288,706	13%	842,282	25%	383,814	10%	1,476,556	30%
Total	$2,174,635	100%	$3,390,009	100%	$4,027,381	100%	$5,158,494	100%
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
Results of Operations
Comparison of the Three Months Ended June 30, 2019 and 2018
The following table sets forth our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Period-to-Period Change
	2019	2018	$	%
Revenues:
Product revenue	$2,020,398	$3,256,023	$(1,235,625)	(37.9)%
Other revenue	154,237	133,986	20,251	15.1%
Total revenue	2,174,635	3,390,009	(1,215,374)	(35.9)%
Cost of revenue:
Cost of product revenue	1,525,334	1,803,461	(278,127)	(15.4)%
Cost of other revenue	29,912	9,969	19,943	200.1%
Total cost of revenue	1,555,246	1,813,430	(258,184)	(14.2)%
Operating expense:
Research and development	2,407,692	2,098,826	308,866	14.7%
Selling, general and administrative	5,056,005	3,489,974	1,566,031	44.9%
Total operating expense	7,463,697	5,588,800	1,874,897	33.5%
Loss from operations	(6,844,308)	(4,012,221)	(2,832,087)	70.6%
Other income (expense):
Interest expense	(565,888)	(407,635)	(158,253)	38.8%
Change in fair value of preferred stock warrants and expirations	—	1,517,723	(1,517,723)	(100.0)%
Loss on debt extinguishment	—	(342,164)	342,164	100.0%
Other expense	(249,884)	(61,673)	(188,211)	305.2%
Total other income (expense)	(815,772)	706,251	(1,522,023)	(215.5)%
Loss before income taxes	(7,660,080)	(3,305,970)	(4,354,110)	131.7%
Provision for income taxes	(4,486)	(5,506)	1,020	(18.5)%
Net loss	$(7,664,566)	$(3,311,476)	$(4,353,090)	131.5%
Revenue
Total revenue decreased by $1.2 million, or 35.9%, to $2.2 million for the three months ended June 30, 2019 compared to $3.4 million for the same period in 2018. The decrease in revenue is driven by a significant decrease in international sales. Below is a summary of changes for the three months ended June 30, 2019 as compared to the same period in 2018:
•North America revenue decreased by $0.1 million, or 9%;
•EMEIA revenue decreased by $0.5 million, or 51%; and

•Asia Pacific revenue decreased by $0.6 million, or 66%.
Cost of Revenue
Total cost of revenue decreased by $0.3 million, or 14.2%, to $1.6 million for the three months ended June 30, 2019 compared to $1.8 million for the same period in 2018. The decrease resulted from a reduction in the number of instruments shipped to fulfill new customer orders received and a reduction in the number of consumables sold during the three months ended June 30, 2019 as compared to the same period in 2018.
Research and Development Expenses
Research and development expenses increased $0.3 million, or 14.7%, to $2.4 million for the three months ended June 30, 2019 compared to $2.1 million for the same period in 2018. The increase is primarily related to increased employee compensation costs resulting from headcount additions to our Assays and Reagents, Genome Informatics, and Engineering teams in an effort to expand our product offerings and innovation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.6 million, or 44.9%, to $5.1 million for the three months ended June 30, 2019 compared to $3.5 million for the same period in 2018. This is primarily the result of increased employee compensation costs resulting from headcount additions to our global sales and marketing teams as well as back-office support teams to assist with the growth of our world-wide product distribution. In addition, we have incurred increased professional fees to support ongoing business operations and to comply with obligations associated with being a publicly-traded company. Lastly, we have increased our marketing and promotional spending in order to help drive sales.
Interest Expense

Interest expense increased $0.2 million, or 38.8%, to $0.6 million for the three months ended June 30, 2019 compared to $0.4 million for the same period in 2018, driven by changes in our long-term debt. During that time, the principal balance of our debt increased from $7 million under the Western Alliance LSA to $20 million under our Loan and Security Agreement with Innovatus Life Sciences Lending Fund I, LP, as further discussed below.
Change in Fair Value of Preferred Stock Warrants and Expirations
Change in fair value of preferred stock warrants and expirations decreased to zero for the three months ended June 30, 2019 from $1.5 million for the same period 2018. There were no warrants exercisable for our convertible preferred stock following the closing of the IPO in August 2018. Prior to the IPO, we estimated fair value of the convertible preferred stock warrants at the time of issuance and subsequent remeasurement using the Black-Scholes-Merton model at each reporting date.  On the date of the IPO and going forward, all outstanding warrants are accounted for as equity and are not subject to remeasurement.
Loss on Debt Extinguishment

There was no loss on debt extinguishment recognized during the three months ended June 30, 2019; however, we recognized $0.3 million loss during the same period in 2018 when we paid-off the Western Alliance LSA.
Other Expense
Other expense increased to $0.2 million for the three months ended June 30, 2019 compared to $0.1 million for the same period in 2018. The increase is attributed to increased accretion of the debt discount and increased state and local tax expenses.

Comparison of the Six months ended June 30, 2019 and 2018
The following table sets forth our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Period-to-Period Change
	2019	2018	$	%
Revenue:
Product revenue	$3,707,984	$4,918,245	$(1,210,261)	(24.6)%
Other revenue	319,397	240,249	79,148	32.9%
Total revenue	4,027,381	5,158,494	(1,131,113)	(21.9)%
Cost of revenue:
Cost of product revenue	2,644,885	2,644,043	842	—%
Cost of other revenue	57,403	10,836	46,567	429.7%
Total cost of revenue	2,702,288	2,654,879	47,409	1.8%
Operating expense:
Research and development	4,507,803	4,465,919	41,884	0.9%
Selling, general and administrative	9,846,607	6,385,378	3,461,229	54.2%
Total operating expense	14,354,410	10,851,297	3,503,113	32.3%
Loss from operations	(13,029,317)	(8,347,682)	(4,681,635)	56.1%
Other income (expense):
Interest expense	(838,392)	(709,616)	(128,776)	18.1%
Change in fair value of preferred stock warrants and expirations	—	2,470,921	(2,470,921)	(100.0)%
Loss on debt extinguishment	(921,496)	(342,164)	(579,332)	169.3%
Other expense	(718,132)	(221,015)	(497,117)	224.9%
Total other income (expense)	(2,478,020)	1,198,126	(3,676,146)	(306.8)%
Loss before income taxes	(15,507,337)	(7,149,556)	(8,357,781)	116.9%
Provision for income taxes	(8,972)	(9,282)	310	(3.3)%
Net loss	$(15,516,309)	$(7,158,838)	$(8,357,471)	116.7%
Revenue
Total revenue decreased by $1.1 million, or 21.9%, to $4.0 million for the six months ended June 30, 2019 compared to $5.2 million for the same period in 2018. The decrease in revenue is driven by decreases in our North America and Asia Pacific sales, offset by an increase in our EMEIA sales. Below is a summary of changes for the six months ended June 30, 2019 as compared to the same period in 2018:
•North America revenue decreased by $0.3 million, or 13%;
•EMEIA revenue increased by $0.3 million, or 26%; and
•Asia Pacific revenue decreased by $1.1 million, or 74%.
Cost of Revenue
Total cost of revenue had an insignificant change for the six months ended June 30, 2019 compared to the same period in 2018. In 2019, the total number of instruments shipped to fulfill new customer orders received during the six months ended June 30 increased 17% compared to the same period in 2018. However, consumables represent a lower proportion of cost of sales than they did in the same period in 2018. When combined, these two factors result in an insignificant change in total cost of sales for the six months ended June 30, 2019 compared to the same period in 2018.
Research and Development Expenses
Research and development expenses had an insignificant change for the six months ended June 30, 2019 compared to the same period in 2018. We incurred increased employee compensation costs due to headcount additions to our Assays and

Regents, Genome Informatics, and Engineering teams in an effort to expand our product offerings and innovation. These expenses were offset by a decrease in foundry-related expenses to design our consumable production line.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.5 million, or 54.2%, to $9.8 million for the six months ended June 30, 2019 compared to $6.4 million for the same period in 2018. This is primarily the result of increased employee compensation costs resulting from headcount additions to our global sales and marketing teams as well as back-office support teams to assist with the growth of our world-wide product distribution. In addition, we have incurred increased professional fees to support ongoing business operations and to comply with obligations associated with being a publicly-traded company. Lastly, we have increased our marketing and promotional spending in order to help drive sales.
Change in Fair Value of Preferred Stock Warrants and Expirations
Change in fair value of preferred stock warrants and expirations decreased to zero for the six months ended June 30, 2019 from $2.5 million for the same period in 2018. Prior to the IPO, we estimated fair value of the convertible preferred stock warrants at the time of issuance and subsequent remeasurement using the Black-Scholes-Merton model at each reporting date.  On the date of the IPO and going forward, all outstanding warrants are accounted for as equity and are not subject to remeasurement.
Loss on Debt Extinguishment

A loss on debt extinguishment of $0.9 million was recognized during the six months ended June 30, 2019 resulting from the decision to pay-off the Credit and Security Agreement with MidCap Financial Trust prior to its maturity date. Similarly, we recognized a loss of $0.3 million for the same period in 2018 when we paid-off the Western Alliance LSA.
Other Expense
Other expense increased $0.5 million, or 224.9%, to $0.7 million for the six months ended June 30, 2019 compared to $0.2 million for the same period in 2018. The increase is attributed to a prepayment charge recorded in March 2019 as a result of our decision to pay-off the Credit and Security Agreement with MidCap Financial Trust prior to its maturity date.

Liquidity
Since our inception, we have incurred net losses and negative cash flows from operations. We incurred net losses of $7.7 million and $3.3 million for the three months ended June 30, 2019 and 2018, respectively, and $15.5 million and $7.2 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $88.3 million and cash and cash equivalents of $15.3 million.
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

In March 2019, we entered into a common stock purchase agreement, or the Aspire Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, subject to the terms, conditions and limitations thereto, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock. Upon execution of the Aspire Purchase Agreement, we sold to Aspire Capital 272,479 shares of common stock at $3.67 per share for proceeds of $1.0 million and Aspire Capital is committed to purchase up to $9.0 million of additional shares of our common stock at our request from time to time during the 30 month period beginning on April 23, 2019 and at prices based on the market price at the time of each sale, subject to certain conditions. In consideration for entering into the Aspire Purchase Agreement and concurrently with the execution of the

Aspire Purchase Agreement, we issued to Aspire Capital 69,444 shares of our common stock. As of June 30, 2019, we had issued 341,923 shares of our common stock to Aspire Capital under the Aspire Purchase Agreement for net proceeds of approximately $0.9 million after offering expenses.

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
In February 2018, the Western Alliance LSA was amended requiring us to secure $21.0 million in funding prior to June 30, 2018. As part of the amendment, Western Alliance Bank agreed to forbear from exercising any of its default remedies set forth in the LSA as a result of our loan default.
On June 13, 2018, the Western Alliance LSA was amended, replacing previously amended funding requirements and requiring us to secure $5.0 million in funding prior to August 3, 2018. Additionally, the amendment restricted our use of all cash collected from customers, received on and after the amendment date, until a total of $2.5 million of collections. As part of the amendment, Western Alliance Bank waived the existing default.
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
On March 14, 2019, we entered into a new Loan and Security Agreement, or the Innovatus LSA, with Innovatus Life Sciences Lending Fund I, LP, or Innovatus, and certain lenders, which provides for borrowings up to $25.0 million pursuant to certain term loans and an additional $5.0 million under a revolving credit line. The Innovatus LSA is secured by a lien covering substantially all of our assets, including our intellectual property. On March 22, 2019, we drew down $20.0 million in term loans from the Innovatus LSA. These loan proceeds were used to repay the outstanding balance under the MidCap Financial CSA. On May 23, 2019, we drew down an additional $1.1 million under the revolving credit line, and in June 2019, we repaid $0.3 million of this borrowed amount. On June 25, 2019, the Innovatus LSA was amended to among other things: (i) extend the deadline for us to maintain our domestic depository and operating accounts with East West Bank, subject to a control agreement in favor of Innovatus, to July 31, 2019 and (ii) permit us to incur credit card indebtedness in an amount not to exceed $150,000. As of June 30, 2019, we had $20.2 million borrowed in term loans and $0.8 million borrowed under the revolving credit line pursuant to the Innovatus LSA.
See Note 7 to our consolidated financial statements for a discussion of terms and provisions to the Western Alliance LSA, the MidCap Financial CSA, and the Innovatus LSA.
Note purchase agreement
On February 9, 2018, we entered into a Note Purchase Agreement with various investors, which included related parties, or the Investors, pursuant to which we agreed to sell the Investors 8% Convertible Promissory Notes, or the Convertible Notes, in the original principal amount up to approximately $16.0 million. On April 2, 2018, we amended the Note Purchase Agreement to, among other things, increase the principal amount available for issuance under the Note Purchase Agreement to approximately $18.4 million. In addition, in connection with the MidCap Financial CSA, we again amended the Note Purchase Agreement to increase the amount available for issuance under the Note Purchase Agreement to approximately $19.4 million. The Convertible Notes had a maturity date of September 30, 2018 and were convertible either into our common stock or preferred stock, dependent on the conversion events as described in Note 8 to our condensed consolidated financial statements.

In August 2018 the outstanding convertible promissory notes of $14.3 million and accrued interest was converted into 3,239,294 shares of common stock upon completion of the IPO.
Cash Flows
The following table sets forth the cash flow from operating, investing and financing activities for the periods presented:

Net cash provided by (used in):	Six Months Ended June 30,
	2019	2018

Operating activities	$(12,868,425)	$(9,753,921)
Investing activities	(29,649)	(189,401)
Financing activities	11,669,871	16,545,714
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
Net cash used in operating activities was $12.9 million during the six months ended June 30, 2019 as compared to $9.8 million during the same period in 2018. The increase in cash used in operating activities of $3.1 million is attributed to increased headcount across all business segments, increased professional fees to support ongoing business operations and to comply with obligations associated with being a publicly-traded company, and increased investments in marketing and promotions. These increases are partly offset by lower rent expense as a result of us subleasing one of our leased facilities in the fourth quarter of 2018.
Investing Activities
Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods.
There was no significant cash used in investing activities during the six months ended June 30, 2019 as well as for the same period in 2018.
Financing Activities
Historically, we have financed our operations principally through private placements of our convertible preferred stock and promissory notes and borrowings from credit facilities, as well as gross profits from our commercial operations. In August 2018, we completed the IPO.
Net cash provided by financing activities was $11.7 million during the six months ended June 30, 2019 as compared to $16.5 million during the same period in 2018, a decrease of $4.9 million. During the six months ended June 30, 2019 we had net proceeds of $11.0 million from the issuance of the Innovatus LSA and Innovatus Purchase Agreement, as well as from the Aspire Purchase Agreement. During the same period in 2018 we raised convertible notes of $14.3 million.

Capital Resources

We performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash, cash equivalents, and short-term investments will not be sufficient to meet our anticipated cash requirements for at least the next 12 months, which raises substantial doubt about our ability to continue as a going concern. See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

We plan to continue to fund our operations through cash and cash equivalents on hand, as well as through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, or other arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.
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
There were no material changes in our critical accounting policies and estimates during the three months ended June 30, 2019.
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
As of June 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that as of June 30, 2019 our disclosure controls and procedures were effective at the reasonable assurance level.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS

Except for the risk factors set forth below, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 14, 2019. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The terms of our debt facility place restrictions on our operating and financial flexibility, and failure to comply with covenants or to satisfy certain conditions of the agreement governing the debt facility may result in acceleration of our repayment obligations and foreclosure on our pledged assets, which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our securities to decline.

On March 14, 2019, we entered into a new Loan and Security Agreement, or the Innovatus LSA, with Innovatus Life Sciences Lending Fund I, LP, or Innovatus, and certain lenders, which provides for borrowings up to $25.0 million pursuant to certain term loans and an additional $5.0 million under a revolving credit line. The Innovatus LSA is secured by a lien covering substantially all of our assets, including our intellectual property. On March 22, 2019, we drew down $20.0 million in term loans from the Innovatus LSA. The remaining $5 million may be drawn upon satisfaction of certain conditions. On May 23, 2019, we drew down an additional $1.1 million under the revolving credit line, and in June 2019, we repaid $0.3 million of this borrowed amount. As of June 30, 2019, we had $20.2 million borrowed in term loans and $0.8 million borrowed under the revolving credit line pursuant to the Innovatus LSA.

The loan and security agreement governing the Innovatus LSA requires us to comply with a number of covenants (affirmative and negative), including restrictive covenants that limit our ability to: incur additional indebtedness; encumber the collateral securing the loan; acquire, own or make investments; repurchase or redeem any class of stock or other equity interest; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; transfer a material portion of our assets; acquire other businesses; and merge or consolidate with or into any other organization or otherwise suffer a change in control, in each case subject to exceptions. Our intellectual property is also subject to customary negative covenants. In addition, subject to limited exceptions, Innovatus could declare an event of default upon the occurrence of any event that it interprets as having a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the Innovatus LSA or upon the collateral or Innovatus’ liens on the collateral under the agreement, thereby requiring us to repay the loan immediately, together with a prepayment fee and other applicable fees.

If we default under the Innovatus LSA, Innovatus may accelerate all of our repayment obligations and, if we are unable to access funds to meet those obligations or to renegotiate our agreement, Innovatus could take control of our pledged assets and we could immediately cease operations. If we were to renegotiate our agreement under such circumstances, the terms may be significantly less favorable to us. If we were liquidated, Innovatus’ right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration by Innovatus of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our securities to decline.

We may incur additional indebtedness in the future. The debt instruments governing such indebtedness may contain provisions that are as, or more, restrictive than the provisions governing our existing indebtedness under the Innovatus LSA. If we are unable to repay, refinance or restructure our indebtedness when payment is due, the lenders could proceed against the collateral or force us into bankruptcy or liquidation.

We have never paid dividends and we do not intend to pay dividends on our capital stock.

We have never declared or paid any cash dividend on our capital stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, realization of a gain on your investment will depend on the appreciation of the price of our securities, which may never occur. In addition, the Innovatus LSA contains a negative covenant which prohibits us from paying dividends without the prior written consent of Innovatus.
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
There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus filed with the SEC on August 22, 2018 pursuant to Rule 424(b) under the Securities Act of 1933, as amended. Since the effective date of our registration statement through June 30, 2019, we have used all of the net proceeds from the IPO.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (1)	Amended and Restated Bylaws.
4.1 (2)	Form of Common Stock Certificate.
4.2 (2)	Form of Warrant to Purchase Series B-1 Preferred Stock issued to Square 1 Bank.
4.3 (2)	Form of Warrant to Purchase Series D Preferred Stock issued to Western Alliance Bank.
4.4 (2)	Warrant to Purchase Series D-1 Preferred Stock issued to Western Alliance Bank.
4.5 (2)	Form of Warrant to Purchase Series D-1 Preferred Stock issued to MidCap Financial Trust.
4.6 (2)	Form of Warrant to Purchase Common Stock issued to Underwriters.
4.7 (3)	Form of Warrant to Purchase Common Stock for Service Providers.
4.8 (4)	Form of Warrant to Purchase Common Stock for Innovatus.
4.9 (4)	Registration Rights Agreement, dated March 14, 2019, between the Company and Aspire Capital Fund, LLC.
4.10 (4)	Registration Rights Agreement, dated March 14, 2019, by and among the Company and the Innovatus Investors.
10.1	Waiver and First Amendment to Loan and Security Agreement, dated June 25, 2019, by and among the Company, Innovatus Life Sciences Lending Fund I, LP and East West Bank.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 24, 2018.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 21, 2018.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 14, 2019.

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

BIONANO GENOMICS, INC.

Date: August 8, 2019	By: /s/ R. Erik Holmlin, Ph.D.
R. Erik Holmlin, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2019	By: /s/ Mike Ward
Mike Ward
Chief Financial Officer (Principal Financial and Accounting Officer)