Form 10-Q
period 2019-09-30
Bionano Genomics, Inc
filed 2019-11-07
CIK 1411690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No ☒

As of October 31, 2019, the registrant had 26,489,740 shares of Common Stock ($0.0001 par value) outstanding.

BIONANO GENOMICS, INC.

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (Unaudited)	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (Unaudited)	4
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2019 and 2018 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures about Market Risk	33
Item 4. Controls and Procedures	33
PART II. OTHER INFORMATION	34
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	36
Item 4. Mine Safety Disclosures	36
Item 5. Other Information	36
Item 6. Exhibits	38
SIGNATURES	39

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIONANO GENOMICS, INC.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$8,224,801	$16,522,729
Accounts receivable, net	6,000,783	4,514,333
Inventory	2,595,095	1,068,557
Prepaid expenses and other current assets	1,018,689	919,500
Total current assets	17,839,368	23,025,119
Property and equipment, net	1,367,940	1,777,302
Total assets	$19,207,308	$24,802,421

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,634,279	$1,351,736
Accrued expenses	3,432,001	2,900,129
Deferred revenue	417,891	270,998
Line of credit	953,094	—
Total current liabilities	7,437,265	4,522,863
Long-term debt	18,777,356	9,029,374
Long-term deferred revenue	224,088	304,467
Other non-current liabilities	147,115	808,366
Total liabilities	26,585,824	14,665,070
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 200,000,000 and 200,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively; 10,897,522 and 10,055,072 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,088	1,004
Additional paid-in capital	87,297,299	82,898,775
Accumulated deficit	(94,676,903)	(72,762,428)
Total stockholders’ equity (deficit)	(7,378,516)	10,137,351
Total liabilities and stockholders’ equity (deficit)	$19,207,308	$24,802,421
See accompanying notes to the condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Product revenue	$3,162,273	$2,700,162	$6,870,257	$7,618,407
Other revenue	150,724	128,542	470,121	368,791
Total revenue	3,312,997	2,828,704	7,340,378	7,987,198
Cost of revenue:
Cost of product revenue	2,237,886	3,064,661	4,882,771	5,708,704
Cost of other revenue	137,214	3,671	194,617	14,507
Total cost of revenue	2,375,100	3,068,332	5,077,388	5,723,211
Operating expense:
Research and development	2,173,905	2,505,137	6,681,708	6,962,696
Selling, general and administrative	4,449,088	3,224,075	14,295,695	9,617,814
Total operating expense	6,622,993	5,729,212	20,977,403	16,580,510
Loss from operations	(5,685,096)	(5,968,840)	(18,714,413)	(14,316,523)
Other income (expense):
Interest expense	(578,045)	(404,437)	(1,416,437)	(1,114,053)
Change in fair value of preferred stock warrants and expirations	—	1,520,159	—	3,991,081
Loss on debt extinguishment	—	—	(921,496)	(342,164)
Other expense	(130,539)	(75,957)	(848,671)	(296,973)
Total other income (expense)	(708,584)	1,039,765	(3,186,604)	2,237,891
Loss before income taxes	(6,393,680)	(4,929,075)	(21,901,017)	(12,078,632)
Benefit (provision) for income taxes	(4,486)	2,978	(13,458)	(6,304)
Net loss	$(6,398,166)	$(4,926,097)	$(21,914,475)	$(12,084,936)
Net loss per share, basic and diluted	$(0.59)	$(0.63)	$(2.06)	$(1.99)
Weighted-average common shares outstanding basic and diluted	10,897,522	7,778,605	10,661,520	6,079,285
See accompanying notes to the condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series D-1 Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2018	345,587	$61,847	8,058,170	$842,845	3,437,950	$359,593	23,357,047	$5,547,841	20,652,486	$4,838,379	66,141,257	$31,359,632	77,257	$8	$4,038,817	$(54,266,036)	$(50,227,211)
Stock option exercises	—	—	—	—	—	—	—	—	—	—	—	—	237	—	305	—	305
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	54,444	—	54,444
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,847,362)	(3,847,362)
Balance at March 31, 2018	345,587	$61,847	8,058,170	$842,845	3,437,950	$359,593	23,357,047	$5,547,841	20,652,486	$4,838,379	66,141,257	$31,359,632	77,494	$8	$4,093,566	$(58,113,398)	$(54,019,824)
Stock option exercises	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	551	$—	$707	$—	$707
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	52,982	—	52,982
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,311,476)	(3,311,476)
Balance at June 30, 2018	345,587	$61,847	8,058,170	$842,845	3,437,950	$359,593	23,357,047	$5,547,841	20,652,486	$4,838,379	66,141,257	$31,359,632	78,045	$8	$4,147,255	$(61,424,874)	$(57,277,611)
Stock option exercises	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	1,068	$—	$2,487	$—	$2,487
IPO Units	—	—	—	—	—	—	—	—	—	—	—	—	3,864,000	386	19,389,592	—	19,389,978
Conversion of preferred stock upon IPO	(345,587)	(61,847)	(8,058,170)	(842,845)	(3,437,950)	(359,593)	(23,357,047)	(5,547,841)	(20,652,486)	(4,838,379)	(66,141,257)	(31,359,632)	2,850,280	285	43,009,852	—	43,010,137
Conversion of convertible note upon IPO	—	—	—	—	—	—	—	—	—	—	—	—	3,239,294	323	14,898,004	—	14,898,327
Conversion of preferred stock warrants into common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	84,676	—	84,676
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	53,126	—	53,126
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,926,097)	(4,926,097)
Balance at September 30, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	10,032,687	$1,002	$81,584,992	$(66,350,971)	$15,235,023

Balance at January 1, 2019	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	10,055,072	$1,004	$82,898,775	$(72,762,428)	$10,137,351
Stock option exercises	—	—	—	—	—	—	—	—	—	—	—	—	41,521	4	53,972	—	53,976

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	289,395	—	289,395
Issue common stock	—	—	—	—	—	—	—	—	—	—	—	—	748,427	75	2,409,518	—	2,409,593
Issue warrants for debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	629,830	—	629,830
Issue stock for debt													—	—	201,789	—	201,789
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,851,743)	(7,851,743)
Balance at March 31, 2019	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	10,845,020	$1,083	$86,483,279	$(80,614,171)	$5,870,191
Stock option exercises	—	—	—	—	—	—	—	—	—	—	—	—	8,526	1	11,083	—	11,084
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	335,666	—	335,666
ESPP Purchases	—	—	—	—	—	—	—	—	—	—	—	—	43,976	4	102,811	—	102,815
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,664,566)	(7,664,566)
Balance at June 30, 2019	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	10,897,522	$1,088	$86,932,839	$(88,278,737)	$(1,344,810)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	$—	$364,460	$—	$364,460
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,398,166)	(6,398,166)
Balance at September 30, 2019	—	—	—	—	—	—	—	—	—	—	—	—	10,897,522	$1,088	$87,297,299	$(94,676,903)	$(7,378,516)
See accompanying notes to the condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(21,914,475)	$(12,084,936)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	814,984	1,169,801
Change in fair value of preferred stock warrants and expirations	—	(3,991,081)
Interest payment-in-kind	319,401	—
Stock-based compensation	989,521	160,551
Provision for bad debt expense	—	(262,000)
Accretion of debt discount	204,259	121,984
Loss on debt extinguishment	921,496	342,164
Long-term debt prepayment fees	412,000	—
Employee stock purchase plan compensation	102,815	—
Inventory write-off	—	1,287,000
Changes in operating assets and liabilities:
Accounts receivable	(1,486,450)	(386,710)
Inventory	(1,886,083)	(2,101,453)
Prepaid expenses and other current assets	98,102	(276,263)
Accounts payable	1,042,103	60,788
Accrued expenses and other liabilities	337,139	106,476
Net cash used in operating activities	(20,045,188)	(15,853,679)
Investing activities:
Purchases of property and equipment	(38,390)	(319,885)
Net cash used in investing activities	(38,390)	(319,885)
Financing activities:
Repayment of long-term debt	(10,812,000)	(7,447,571)
Proceeds from issuance of long-term debt, net of issuance costs	19,169,903	9,532,957
Proceeds from issuance of convertible note, net of issuance costs	—	14,329,843
Proceeds from borrowing on line of credit	3,084,340	—
Repayments of borrowing from line of credit	(2,131,246)	—
Proceeds from sale of common stock, net of offering costs	2,409,593	—
Proceeds from Initial Public Offering, net of offering costs	—	19,389,978
Proceeds from option exercises	65,060	3,499
Net cash provided by financing activities	11,785,650	35,808,706
Net (decrease) increase in cash and cash equivalents	(8,297,928)	19,635,142
Cash and cash equivalents at beginning of period	16,522,729	1,021,897
Cash and cash equivalents at end of period	$8,224,801	$20,657,038

Supplemental schedule on non-cash transactions:
Property and equipment costs incurred but not paid included in accounts payable and accrued expenses	$7,687	$—
Transfer of instruments from property and equipment into inventory	$—	$106,617
Fair value of warrants issued with debt classified as a liability	$629,830	$176,813
Transfer of instruments and servers from inventory to property and equipment	$359,545	$—
Fair value of stock issued with debt classified as a liability	$201,789	$—
Deferred equity issuance costs in accounts payable and accrued liabilities	$197,291	$—

Debt issuance costs in accounts payable and accrued liabilities	$35,458	$—
Conversion of convertible note into common stock	$—	$14,898,326
Conversion of preferred stock warrants into common stock and common stock warrants	$—	$84,676
Final payment due in connection with the repayment of debt classified in other long-term liabilities	$—	$400,000
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
Basis of Presentation
The interim condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, changes in equity, and comprehensive loss and cash flows for each period presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 14, 2019 (the “2018 Annual Report on Form 10-K”). The consolidated financial information as of December 31, 2018 has been derived from the audited 2018 consolidated financial statements included in the 2018 Annual Report on Form 10-K.
Going Concern
In accordance with Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company is required to perform a two-step analysis regarding its ability to continue as a going concern. The Company must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued (step 1). If the Company concludes that substantial doubt is raised, the Company is also required to consider whether its plans alleviate that doubt (step 2).
The Company has experienced net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $72.8 million and $94.7 million as of December 31, 2018 and September 30, 2019, respectively. The Company used $19.9 million cash in operations for the year ended December 31, 2018 and has used $20.0 million for the nine months ended September 30, 2019. The Company had cash and cash equivalents of $16.5 million and $8.2 million as of December 31, 2018 and September 30, 2019, respectively. The Company expects operating losses and negative cash flows to continue for at least the next year as the Company continues to incur costs related to research and commercialization efforts. The Company has prepared cash flow forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements for the year ended December 31, 2018 and the nine months ended September 30, 2019, are issued.
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
In a letter dated August 16, 2019 (the "Notice), the Company was notified by The Nasdaq Stock Market LLC, or Nasdaq, that the Company failed to comply with Listing Rule 5550(b)(1) for continued listing on the Nasdaq Capital Market because the Company’s stockholder’s equity, as reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2019, is below the required minimum of $2.5 million. The Notice also indicated that, as of August 13, 2019, the Company did not meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, and therefore could be subject to delisting if the Company did not submit a plan to regain compliance within 45 calendar days of August 16, 2019.
In September 2019, the Company submitted a plan to Nasdaq to regain compliance. On October 16, 2019, Nasdaq granted the Company until February 12, 2020 to provide evidence of compliance with Listing Rule 5550(b), subject to certain requirements, including that the Company complete an October 2019 public offering by October 31, 2019, periodically update Nasdaq regarding any additional proceeds received from the sale of shares of our capital stock pursuant to our March 2019 common stock purchase agreement with Aspire Capital Fund, LLC, and publicly disclose evidence of compliance with Listing Rule 5550(b). Although the Company completed a public offering in October 2019, there can be no assurance that the Company will be able to regain compliance. If the Company does not regain compliance by the end of the extension period granted by Nasdaq, or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq staff could provide notice that the Company’s common stock will become subject to delisting. In such event, Nasdaq rules permit the Company to appeal the decision to reject the proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel. Accordingly, there can be no guarantee that the Company will be able to maintain our Nasdaq listing.
2. Summary of Significant Accounting Policies
Accounts Receivable
The Company extends credit to its customers in the normal course of business based upon an evaluation of each customer’s credit history, financial condition, and other factors. Estimates of allowances for doubtful accounts are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due, and economic and other factors. Bad debt expense is recorded as necessary to maintain an appropriate level of allowance for doubtful accounts in selling, general and administrative expense. A portion of the receivables are with distributors who are slow payers and the Company is pursuing their collection. Based on ongoing dialog, the Company expects those receivables to be fully collected. As of September 30, 2019 and December 31, 2018, the Company did not record an allowance for doubtful accounts.
Accounts receivable is subject to concentration risk whenever a customer has a balance that meets or exceeds 10% of the total balance. As of September 30, 2019, Ultravision Technology Ltd. (Ultravision) represented 10% of the Company's accounts receivable balance. As of December 31, 2018, Ultravision represented 13% and BioStar Company represented 12% of our accounts receivable balance.
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
The components of inventories are as follows (unaudited):

	September 30, 2019	December 31, 2018
Materials and supplies	$702,603	$161,468
Finished goods	1,892,492	907,089
Total	$2,595,095	$1,068,557
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
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	September 30, 2019	September 30, 2018
Common stock options	1,844,061	415,137
Common warrants	4,224,494	4,015,013
Total	6,068,555	4,430,150
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

		Fair Value Measurement Using
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2019	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$8,224,801	$8,224,801	$—	$—
Total assets	$8,224,801	$8,224,801	$—	$—

		Fair Value Measurements Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2018	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$16,522,729	$16,522,729	$—	$—
Total assets	$16,522,729	$16,522,729	$—	$—
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
On the date of the IPO and going forward, all outstanding warrants are accounted for as equity and are not subject to remeasurement.
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	September 30, 2019	December 31, 2018
Prepayment to supplier	$100,000	$74,685
Prepaid insurance	223,514	460,684
Other current assets	695,175	384,131
Total	$1,018,689	$919,500

5. Property and Equipment, net
Property and equipment, net consist of the following:

	September 30, 2019	December 31, 2018
Computer and office equipment	$476,402	$476,402
Lab equipment	4,633,693	4,437,794
Service equipment placed at customer sites	359,546	149,823
Leasehold improvements	1,875,647	1,875,647
	7,345,288	6,939,666
Less accumulated depreciation and amortization	(5,977,348)	(5,162,364)
	$1,367,940	$1,777,302
The Company recorded depreciation expense of $278,182 and $391,246 for the three months ended September 30, 2019 and 2018, respectively, and $814,984 and $1,169,801 for the nine months ended September 30, 2019 and 2018, respectively, in operating expenses.
6. Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2019	December 31, 2018
Accrued compensation expenses	$1,969,293	$1,832,630
Accrued professional services	206,157	76,224
Accrued royalties	80,096	119,630
Accrued other	1,176,455	871,645
Total	$3,432,001	$2,900,129
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

In February 2018, the Western Alliance LSA was amended, requiring the Company to secure $21.0 million in funding prior to June 30, 2018. As part of the amendment, Western Alliance Bank agreed to forbear from exercising any of its default remedies set forth in the Western Alliance LSA as a result of the Company’s previous loan default as of December 31, 2017.

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
MidCap Financial CSA
On June 29, 2018, the Company entered into a Credit and Security Agreement with MidCap Financial Trust (the “MidCap Financial CSA”) which provided a $15.0 million term loan facility available in a first tranche of $10 million (“Tranche 1”), a second tranche of $2.5 million and a third tranche of $2.5 million. The Company borrowed $10.0 million from Tranche 1 immediately upon execution of the MidCap Financial CSA. Proceeds from the loan were used to repay the outstanding $7.0 million due to Western Alliance LSA.
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

Innovatus LSA

On March 14, 2019, the Company entered into a Loan and Security Agreement (the “Innovatus LSA”) by and among Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”), as collateral agent and the lenders listed on Schedule 1.1 thereto, including East West Bank (the “Bank”, and together with the lenders, the “Lenders”). Under the Innovatus LSA, Innovatus agreed, among other things, to make a first term loan of $17.5 million to the Company (the “Term A-1 Loan”), a second term loan of $2.5 million to the Company (the “Term A-2 Loan”) and a third term loan of $5.0 million to the Company (the “Term B Loan”), each upon satisfaction of certain funding conditions. In addition, the Bank has agreed to make available to the Company a revolving line of credit in an amount not to exceed $5.0 million (the “Revolver”).

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

The Innovatus LSA is collateralized by substantially all of the Company’s assets, including the Company's intellectual property. The Innovatus LSA requires the Company to comply with various affirmative and negative covenants, including: (1) a liquidity covenant requiring the Company to maintain a minimum cash balance at all times in a collateral account; (2) a revenue covenant requiring the Company to meet certain minimum revenue targets measured at the end of each calendar quarter. The Innovatus LSA also includes standard events of default, including a provision that Innovatus could declare an event of default upon the occurrence of any event that it interprets as having a material adverse change in the Company's business, operations, or condition, a material impairment on the Company's ability to pay the secured obligations under the Innovatus LSA, or upon a material adverse effect on the collateral under the agreement, thereby requiring us to repay the loan immediately, together with a prepayment fee and other applicable fees.

On June 25, 2019, the Innovatus LSA was amended to among other things: (i) extend the deadline for the Company to maintain its domestic depository and operating accounts with the Bank, subject to a control agreement in favor of Innovatus, to July 31, 2019 and (ii) permit the Company to incur credit card indebtedness in an amount not to exceed $150,000. For the three months ended September 30, 2019, the Company did not achieve a certain revenue covenant under the Innovatus LSA. The Company subsequently received a waiver from Innovatus for the Company’s noncompliance with this revenue covenant, as more fully described in Note 11. The Company expects to be in compliance with all covenants pursuant to the Innovatus LSA for the 12 months subsequent to September 30, 2019.

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

The Company paid issuance fees of approximately $0.8 million which was recorded as part of the debt discount. The issuance fee will be amortized as additional interest expense over the life of the debt using the effective interest method. The Company recognized the fair value of the warrants and the discount of the common stock as a debt discount and along with the issuance costs will amortize these amounts using the effective interest rate method over the life of the applicable term loan. The effective interest rate as of September 30, 2019 was 13.4%.

In May 2019, the Company began to draw down on its $5.0 million revolving line of credit (the Revolver). As of September 30, 2019, the Company has borrowed $3.1 million and has repaid $2.1 million under the Revolver. The Company may repay and reborrow amounts borrowed under the Revolver at any time prior to the March 1, 2024 maturity date without penalty or premium, at which time such amounts will become immediately due and payable. The Company’s obligation to repay amounts borrowed under the Revolver is subject to acceleration upon the occurrence of certain specified events, including an event of default and a permitted prepayment of the term loans borrowed under the Loan Agreement. The outstanding balance of amounts borrowed under the Revolver bear interest at a rate equal to 2.0% above the variable rate of interest, per annum, most recently announced by the Bank as its “prime rate,” whether or not such announced rate is the lowest rate available from the Bank.

As of September 30, 2019, the Company had $20.3 million borrowed in term loans and $1.0 million borrowed under the Revolver pursuant to the Innovatus LSA.
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
In August 2018, the outstanding convertible promissory notes of $14.9 million of principal and interest were converted into 3,239,294 shares of common stock upon completion of the IPO.  As of September 30, 2019, there are no convertible notes outstanding.
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
Non-cash interest expense related to debt discount amortization and accretion of end of term fees was $75,741 and $48,461, for the three months ended September 30, 2019 and 2018, and $204,259 and $69,791 for the nine months ended September 30, 2019 and 2018, respectfully.

Debt and unamortized discount balances relating to the Innovatus LSA are as follows:

September 30, 2019
Term loan face value	$20,000,000
Warrants issued	(629,830)
Stock discount issued	(201,789)
Capitalized debt issuance costs	(865,555)
Interest payment-in-kind	319,401
Accretion of debt discount	155,129
Balance	18,777,356
Less current portion	—
Long-term debt	$18,777,356
Future minimum payments including interest under the Innovatus LSA are as follows as of September 30, 2019:

2019	$246,507
2020	1,505,249
2021	1,964,030
2022	9,875,878
2023-2024	14,941,449
Total minimum loan payments	$28,533,113
Unamortized interest	(7,463,712)
Accretion of debt discount	155,129
End of term charge	(750,000)
Warrants issued	(629,830)
Stock discount issued	(201,789)
Capitalized debt issuance costs and end of term charge	(865,555)
Term loan	18,777,356
Less current portion	—
Long-term debt	$18,777,356
8. Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Common Stock
On August 23, 2018, the Company amended and restated its Certificate of Incorporation in connection with the IPO. The Company’s Amended and Restated Certificate of Incorporation authorizes 200,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share, all of which shares of preferred stock are undesignated. Of the 200,000,000 authorized shares of common stock, 10,897,522 shares were issued and outstanding as of September 30, 2019.
During the three months ended September 30, 2019 no stock options were exercised. During the three months ended September 30, 2018, the company issued 1,068 shares of common stock in connection with the exercise of stock options for net proceeds of $1,116. During the nine months ended September 30, 2019 and 2018, the company issued 50,047 and 1,856 shares of common stock in connection with the exercise of stock options for net proceeds of $65,060 and $3,499, respectively.

Sale of Common Stock

In March 2019, the Company entered into a Common Stock Purchase Agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock, subject to certain limitations, including that Aspire Capital is not required to purchase shares if such purchase would result in Aspire Capital (together with its affiliates) beneficially owning more than 19.99% of the Company’s common stock outstanding.

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

Upon execution of the Aspire Purchase Agreement, the Company sold 272,479 shares of the Company’s common stock to Aspire Capital at $3.67 per share for net proceeds of approximately $1.0 million. Aspire Capital is committed to purchase up to $9.0 million of additional shares of common stock, subject to beneficial ownership limitations, solely at the Company’s request from time to time during a 30 month period beginning on April 23, 2019 and at a per share purchase price equal to the lesser of:

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
In August 2018, due to completion of a public offering meeting certain requirements, each 42.8 shares of the Company's convertible preferred stock was converted into one share of common stock at a conversion price of $1.3995 for each share of Series A, B and B-1 convertible preferred stock, $1.4043 for each share of Series C convertible preferred stock and $0.48 for each share of Series D and D-1 convertible preferred stock. The Company’s convertible preferred stock had been classified as temporary equity on the accompanying balance sheets in accordance with authoritative guidance for the classification and measurement of redeemable securities. As of September 30, 2019, there are no shares of the Company's convertible preferred stock outstanding.
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
As of September 30, 2019, there were 1,844,061 shares of common stock subject to outstanding options and 305,593 shares of common stock reserved for future stock awards under the 2018 Plan.
A summary of the Company’s stock option activity under the 2018 Plan and 2006 Plan is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,282,847	$6.90	9.2
Granted	706,640	3.82
Exercised	(50,047)	1.30
Cancelled/Expired	(95,379)	9.83
Outstanding at September 30, 2019	1,844,061	$5.71	8.8	$—
Vested and exercisable at September 30, 2019	682,462	$6.51	8.4	$—
For the three months ended September 30, 2019 the Company granted to its employees options to purchase 29,800 shares with a weighted average exercise price of $2.33 per share. The Company did not grant employee options during the three months ended September 30, 2018.
For the nine months ended September 30, 2019 and 2018, the Company granted to its employees options to purchase 706,640 shares and 385 shares of its common stock with a weighted average exercise price of $3.82 per share and $6.00 per share, respectively.
For the three months ended September 30, 2019, the weighted-average grant date fair value of employee option grants was $1.42 per option. The Company did not grant employee options during the three months ended September 30, 2018.
For the nine months ended September 30, 2019 and 2018, the weighted-average grant date fair value of employee option grants was $2.19 and $2.99 per option, respectively.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$58,619	$43,363	$169,209	$131,900
General and administrative	305,841	9,762	820,312	28,651
Total stock-based compensation expense	$364,460	$53,125	$989,521	$160,551
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.8%	—	2.4%	2.5%
Expected volatility	65.6-68.2%	—	64.3-68.2%	63.0%
Expected term (in years)	6.1	—	5.1	4.0
Expected dividend yield	0.0%	—	0.0%	0.0%
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
As of September 30, 2019 the unrecognized compensation cost related to outstanding employee options was $3.1 million and is expected to be recognized as expense over the remaining weighted-average vesting period of approximately 2.4 years.
Employee Stock Purchase Plan
In August 2018, the Board and the Company’s stockholders adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). A total of 175,000 shares of common stock are initially reserved for issuance under the ESPP. In addition, the number shares of common stock reserved for issuance under the ESPP will automatically increase each on January 1 of each calendar year, beginning on January 1, 2019, through January 1, 2028, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of the automatic increase, (2) 220,000 shares, or (3) a lesser number of shares as determined by the Board. As of September 30, 2019, 66,155 shares of common stock have been purchased under the ESPP.
Common Stock Reserved for Future Issuance
Common stock reserved for future issuance consist of the following:

September 30, 2019
Stock options issued and outstanding	1,844,061
Authorized for future stock awards, option grants, or employee stock purchase program	305,593
Common Warrants	4,224,494
Total	6,374,148
9. Commitments and Contingencies
Leases
The Company leases certain office and lab space in San Diego, California under a non-cancelable operating lease, which was amended July 1, 2015 to add laboratory space and office space and extend its terms through December 2020. Rent expense for the three months ended September 30, 2019 and 2018 was $42,949 and $147,522, respectively, including the offset for amortization of leasehold incentive obligation of $56,263 each period and sublease rental income of $105,529 for the three months ended September 30, 2019. Rent expense for the nine months ended September 30, 2019 and 2018 was $128,847 and $442,566, respectively, including the offset for amortization of leasehold incentive obligation of $168,789 and $168,789, respectively, and sublease rental income of $316,587 for the nine months ended September 30, 2019.
The future minimum lease payments required under non-cancelable leases as of September 30, 2019, are summarized as follows:

Year Ending December 31,	Gross Payments	Scheduled Sublease Payments	Net Payments
2019 (3 months remaining)	$215,664	$(111,085)	$104,579
2020	902,412	(464,334)	438,078
Total minimum lease payments	$1,118,076	$(575,419)	$542,657

Royalty Agreements
The Company has entered into agreements to market and distribute chips and kits used in its instruments. Pursuant to these agreements, the Company is obligated to pay royalties based on sales during each annual license period and is obligated to make minimum payments regardless of the level of sales achieved. The Company accrued $80,096 and $77,400 as of September 30, 2019 and 2018, respectively.
Such royalty agreements extend through the life of underlying intellectual property which is affected by patent filing date and jurisdiction. As of September 30, 2019, annual future minimum royalty payments under the Company’s royalty agreements total $90,000 through December 31, 2019 and increase to $110,000 through November 29, 2026.
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
At September 30, 2019 and 2018 the provision for income taxes reflected on the statements of operations reflect an effective tax rate of (0.06)% and (0.06)% respectively. Federal, state, and foreign income tax expense/(benefit) was $4,486 and $(2,978) for the three months ended September 30, 2019, and 2018, respectively, and $13,458 and $6,304 for the nine months ended September 30, 2019, and 2018, respectively.
As of September 30, 2019 and 2018, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance on deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the Company's deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized.  Because of the Company's history of losses and the uncertainty as to the realization of those deferred tax assets, a full valuation allowance has been recognized for the U.S. federal and state jurisdictions.
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

11. Subsequent Events

On October 16, 2019, the Company obtained a waiver letter (the “Waiver Letter”) from Innovatus, with respect to certain financial covenants under the Innovatus LSA. Pursuant to the Waiver Letter, Innovatus agreed to allow the Company to cure its noncompliance with a revenue covenant for the three months ended September 30, 2019 so long as the Company (i) raised at least $10 million in gross proceeds from the sale of its securities in an underwritten public offering by October 31, 2019 and (ii) amended that certain Warrant to Purchase Stock, issued by the Company to Innovatus on March 22, 2019 (the "Innovatus Warrant"), to decrease the exercise price of the warrant from $4.63 per share to $0.48 per share. As consideration for the prospective waiver of a liquidity covenant, the Company agreed to issue to Innovatus 572,917 shares of the Company's common stock, and the Company plans to issue such shares of common stock to Innovatus in the near future.

On October 23, 2019, the Company completed an underwritten public offering of 10,013,600 shares of its common stock and, to certain investors, pre-funded warrants to purchase 10,923,958 shares of its common stock, and accompanying common warrants to purchase up to an aggregate of 20,937,558 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock.

The public offering price of each share of common stock and accompanying common warrant was $0.86 and $0.859 for each pre-funded warrant and accompanying common warrant. The pre-funded warrants are immediately exercisable at a price of $0.001 per share of common stock. The common warrants are immediately exercisable at a price of $0.86 per share of common stock and will expire five years from the date of issuance. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The gross proceeds to the Company, before deducting underwriting discounts and commissions and other offering expenses, were approximately $18.0 million.

On October 30, 2019, the Company amended the Innovatus Warrant pursuant to the terms of the Waiver Letter.
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
We have incurred losses in each year since our inception. Our net losses were $6.4 million and $4.9 million for the three months ended September 30, 2019 and 2018, respectively, and $21.9 million and $12.1 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $94.7 million.
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
Recent Developments
On October 23, 2019, we completed an underwritten public offering of 10,013,600 shares of our common stock and, to certain investors, pre-funded warrants to purchase 10,923,958 shares of our common stock, and accompanying common warrants to purchase up to an aggregate of 20,937,558 shares of our common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $0.86 and $0.859 for each pre-funded warrant and accompanying common warrant. The pre-funded warrants are immediately exercisable at a price of $0.001 per share of common stock. The common warrants are immediately exercisable at a price of $0.86 per share of common stock and will expire five years from the date of issuance. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. We received gross proceeds, before deducting underwriting discounts and commissions and other offering expenses, of approximately $18.0 million.

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
Other revenue consists of warranty and other service-based revenue.
The following table presents our revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product revenue	$3,162,273	$2,700,162	$6,870,257	$7,618,407
Other revenue	150,724	128,542	470,121	368,791
Total	$3,312,997	$2,828,704	$7,340,378	$7,987,198
The following table reflects total revenue by geography and as a percentage of total revenue, based on the billing address of our customers. North America consists of the United States and Canada. EMEIA consists of Europe, Middle East, India and Africa. Asia Pacific includes China, Japan, South Korea, Singapore and Australia.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	$	%	$	%	$	%	$	%
North America	$1,831,253	56%	$901,679	32%	$4,049,907	55%	$3,450,322	43%
EMEIA	942,705	28%	1,089,239	38%	2,367,618	32%	2,231,349	28%
Asia Pacific	539,039	16%	837,786	30%	922,853	13%	2,305,527	29%
Total	$3,312,997	100%	$2,828,704	100%	$7,340,378	100%	$7,987,198	100%
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
Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018
The following table sets forth our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Period-to-Period Change
	2019	2018	$	%
Revenues:
Product revenue	$3,162,273	$2,700,162	$462,111	17.1%
Other revenue	150,724	128,542	22,182	17.3%
Total revenue	3,312,997	2,828,704	484,293	17.1%
Cost of revenue:
Cost of product revenue	2,237,886	3,064,661	(826,775)	(27.0)%
Cost of other revenue	137,214	3,671	133,543	3,637.8%
Total cost of revenue	2,375,100	3,068,332	(693,232)	(22.6)%
Operating expense:
Research and development	2,173,905	2,505,137	(331,232)	(13.2)%
Selling, general and administrative	4,449,088	3,224,075	1,225,013	38.0%
Total operating expense	6,622,993	5,729,212	893,781	15.6%
Loss from operations	(5,685,096)	(5,968,840)	283,744	(4.8)%
Other income (expense):
Interest expense	(578,045)	(404,437)	(173,608)	42.9%
Change in fair value of preferred stock warrants and expirations	—	1,520,159	(1,520,159)	(100.0)%
Other expense	(130,539)	(75,957)	(54,582)	71.9%
Total other income (expense)	(708,584)	1,039,765	(1,748,349)	(168.1)%
Loss before income taxes	(6,393,680)	(4,929,075)	(1,464,605)	29.7%
Provision for income taxes	(4,486)	2,978	(7,464)	(250.6)%
Net loss	$(6,398,166)	$(4,926,097)	$(1,472,069)	29.9%
Revenue
Total revenue increased by $0.5 million, or 17.1%, to $3.3 million for the three months ended September 30, 2019 compared to $2.8 million for the same period in 2018. The increase in revenue is driven by substantial growth in our domestic sales, offset by a decline in our international sales. Below is a summary of changes for the three months ended September 30, 2019 as compared to the same period in 2018:
•North America revenue increased by $0.9 million, or 103%;
•EMEIA revenue decreased by $0.1 million, or 13%; and
•Asia Pacific revenue decreased by $0.3 million, or 36%.
Cost of Revenue
Total cost of revenue decreased by $0.7 million, or 22.6%, to $2.4 million for the three months ended September 30, 2019 compared to $3.1 million for the same period in 2018. The Company incurred a $1.3 million expense to write-down the carrying value of Irys instruments on-hand to zero during the three months ended September 30, 2018. Total cost of revenue for the three months ended September 30, 2019 as compared to 2018 decreased primarily due to the the Irys write-down, but is partially offset by an increase in cost of revenue from the increase in sales.
Research and Development Expenses
Research and development expenses decreased $0.3 million, or 13.2%, to $2.2 million for the three months ended September 30, 2019 compared to $2.5 million for the same period in 2018. The decrease is primarily from decreased foundry expense, which we incurred to design our consumable production line. Our production line launched in the first half of 2019.

Decreased foundry expense is offset by increased employee compensation costs due to headcount additions to our Assays and Reagents, Genome Informatics, and Engineering teams in an effort to expand our product offerings and innovation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.2 million, or 38.0%, to $4.4 million for the three months ended September 30, 2019 compared to $3.2 million for the same period in 2018. This is primarily the result of increased employee compensation costs resulting from headcount additions to our global sales and marketing teams as well as back-office support teams to assist with the growth of our world-wide product distribution. In addition, in the prior year we reversed a bad debt expense charge of $0.5 million after successfully collecting a receivable that had been reserved for in an allowance for doubtful accounts. Lastly, we incurred increased professional fees to support ongoing business operations and to comply with obligations associated with being a publicly-traded company.
Interest Expense

Interest expense increased $0.2 million, or 42.9%, to $0.6 million for the three months ended September 30, 2019 compared to $0.4 million for the same period in 2018, driven by changes in our long-term debt. During that time, the principal balance of our debt increased from $10 million under the MidCap Financial CSA to $20 million under our Loan and Security Agreement with Innovatus Life Sciences Lending Fund I, LP, as further discussed below.
Change in Fair Value of Preferred Stock Warrants and Expirations
Change in fair value of preferred stock warrants and expirations decreased to zero for the three months ended September 30, 2019 from $1.5 million for the same period 2018. There were no warrants exercisable for our convertible preferred stock following the closing of the IPO in August 2018. Prior to the IPO, we estimated fair value of the convertible preferred stock warrants at the time of issuance and subsequent remeasurement using the Black-Scholes-Merton model at each reporting date.  On the date of the IPO and going forward, all outstanding warrants are accounted for as equity and are not subject to remeasurement.

Comparison of the Nine months ended September 30, 2019 and 2018
The following table sets forth our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,		Period-to-Period Change
	2019	2018	$	%
Revenue:
Product revenue	$6,870,257	$7,618,407	$(748,150)	(9.8)%
Other revenue	470,121	368,791	101,330	27.5%
Total revenue	7,340,378	7,987,198	(646,820)	(8.1)%
Cost of revenue:
Cost of product revenue	4,882,771	5,708,704	(825,933)	(14.5)%
Cost of other revenue	194,617	14,507	180,110	1,241.5%
Total cost of revenue	5,077,388	5,723,211	(645,823)	(11.3)%
Operating expense:
Research and development	6,681,708	6,962,696	(280,988)	(4.0)%
Selling, general and administrative	14,295,695	9,617,814	4,677,881	48.6%
Total operating expense	20,977,403	16,580,510	4,396,893	26.5%
Loss from operations	(18,714,413)	(14,316,523)	(4,397,890)	30.7%
Other income (expense):
Interest expense	(1,416,437)	(1,114,053)	(302,384)	27.1%
Change in fair value of preferred stock warrants and expirations	—	3,991,081	(3,991,081)	(100.0)%
Loss on debt extinguishment	(921,496)	(342,164)	(579,332)	169.3%
Other expense	(848,671)	(296,973)	(551,698)	185.8%
Total other income (expense)	(3,186,604)	2,237,891	(5,424,495)	(242.4)%
Loss before income taxes	(21,901,017)	(12,078,632)	(9,822,385)	81.3%
Provision for income taxes	(13,458)	(6,304)	(7,154)	113.5%
Net loss	$(21,914,475)	$(12,084,936)	$(9,829,539)	81.3%
Revenue
Total revenue decreased by $0.6 million, or 8.1%, to $7.3 million for the nine months ended September 30, 2019 compared to $8.0 million for the same period in 2018. The decrease in revenue is driven by a large decrease in our Asia Pacific sales, offset by increases in our North America and EMEIA sales. Below is a summary of changes for the nine months ended September 30, 2019 as compared to the same period in 2018:
•North America revenue increased by $0.6 million, or 17%;
•EMEIA revenue increased by $0.2 million, or 6%; and
•Asia Pacific revenue decreased by $1.4 million, or 60%.
Cost of Revenue
Total cost of revenue decreased by $0.6 million, or 11.3%, to $5.1 million for the nine months ended September 30, 2019 compared to $5.7 million for the same period in 2018. The Company incurred a $1.3 million expense to write-down the carrying value of Irys instruments on-hand to zero during the nine months ended September 30, 2018. The year over year decrease in total cost of revenue is primarily due to the the Irys write-down, but is offset by an increase in the number of instruments sold during the nine months ended September 30, 2019.
Research and Development Expenses
Research and development expenses decreased by $0.3 million, or 4.0%, to $6.7 million for the nine months ended September 30, 2019 compared to $7.0 million to the same period in 2018. We incurred increased employee compensation costs due to headcount additions to our Assays and Regents, Genome Informatics, and Engineering teams in an effort to expand our product offerings and innovation. These expenses were offset by a decrease in foundry-related expenses to design our consumable production line.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $4.7 million, or 48.6%, to $14.3 million for the nine months ended September 30, 2019 compared to $9.6 million for the same period in 2018. This is primarily the result of increased employee compensation costs resulting from headcount additions to our global sales and marketing teams as well as back-office support teams to assist with the growth of our world-wide product distribution. In addition, we have incurred increased professional fees to support ongoing business operations and to comply with obligations associated with being a publicly-traded company. Lastly, we have increased our marketing and promotional spending in order to help drive sales.
Interest Expense

Interest expense increased $0.3 million, or 27.1%, to $1.4 million for the nine months ended September 30, 2019 compared to $1.1 million for the same period in 2018, driven by changes in our long-term debt. During that time, the principal balance of our debt increased from $10 million under the MidCap Financial CSA to $20 million under our Loan and Security Agreement with Innovatus Life Sciences Lending Fund I, LP, as further discussed below.
Change in Fair Value of Preferred Stock Warrants and Expirations
Change in fair value of preferred stock warrants and expirations decreased to zero for the nine months ended September 30, 2019 from $4.0 million for the same period in 2018. Prior to the IPO, we estimated fair value of the convertible preferred stock warrants at the time of issuance and subsequent remeasurement using the Black-Scholes-Merton model at each reporting date.  On the date of the IPO and going forward, all outstanding warrants are accounted for as equity and are not subject to remeasurement.
Loss on Debt Extinguishment

A loss on debt extinguishment of $0.9 million was recognized during the nine months ended September 30, 2019 resulting from the decision to pay-off the Credit and Security Agreement with MidCap Financial Trust prior to its maturity date. Similarly, we recognized a loss of $0.3 million for the same period in 2018 when we paid-off the Western Alliance LSA.
Other Expense
Other expense increased $0.5 million, or 185.8%, to $0.8 million for the nine months ended September 30, 2019 compared to $0.3 million for the same period in 2018. The increase is attributed to a prepayment charge recorded in March 2019 as a result of our decision to pay-off the Credit and Security Agreement with MidCap Financial Trust prior to its maturity date.

Liquidity
Since our inception, we have incurred net losses and negative cash flows from operations. We incurred net losses of $6.4 million and $4.9 million for the three months ended September 30, 2019 and 2018, respectively, and $21.9 million and $12.1 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $94.7 million and cash and cash equivalents of $8.2 million.
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

In March 2019, we entered into a common stock purchase agreement, or the Aspire Purchase Agreement, with Aspire

Capital Fund, LLC, or Aspire Capital, which provides that, subject to the terms, conditions and limitations thereto, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock. Upon execution of the Aspire Purchase Agreement, we sold to Aspire Capital 272,479 shares of common stock at $3.67 per share for proceeds of $1.0 million and Aspire Capital is committed to purchase up to $9.0 million of additional shares of our common stock at our request from time to time during the 30 month period beginning on April 23, 2019 and at prices based on the market price at the time of each sale, subject to certain conditions. In consideration for entering into the Aspire Purchase Agreement and concurrently with the execution of the Aspire Purchase Agreement, we issued to Aspire Capital 69,444 shares of our common stock. As of September 30, 2019, we had issued 341,923 shares of our common stock to Aspire Capital under the Aspire Purchase Agreement for net proceeds of approximately $0.9 million after offering expenses.

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
On March 14, 2019, we entered into a new Loan and Security Agreement, or the Innovatus LSA, with Innovatus Life Sciences Lending Fund I, LP, or Innovatus, and certain lenders, which provides for borrowings up to $25.0 million pursuant to certain term loans and an additional $5.0 million under a revolving credit line. The Innovatus LSA is secured by a lien covering substantially all of our assets, including our intellectual property. On March 22, 2019, we drew down $20.0 million in term loans from the Innovatus LSA. These loan proceeds were used to repay the outstanding balance under the MidCap Financial CSA. Beginning in May 2019, we began drawing down on the revolving credit line. Our year-to-date borrowings have totaled $3.1 million, with corresponding repayments of $2.1 million. On June 25, 2019, the Innovatus LSA was amended to among other things: (i) extend the deadline for us to maintain our domestic depository and operating accounts with East West Bank, subject to a control agreement in favor of Innovatus, to July 31, 2019 and (ii) permit us to incur credit card indebtedness in an amount not to exceed $150,000. As of September 30, 2019, we borrowed $20.3 million in term loans and $1.0 million under the revolving credit line pursuant to the Innovatus LSA.
See Note 7 to our condensed consolidated financial statements for a discussion of terms and provisions to the Western Alliance LSA, the MidCap Financial CSA, and the Innovatus LSA.
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
Cash Flows
The following table sets forth the cash flow from operating, investing and financing activities for the periods presented:

Net cash provided by (used in):	Nine Months Ended September 30,
	2019	2018

Operating activities	$(20,045,188)	$(15,853,679)
Investing activities	(38,390)	(319,885)
Financing activities	11,785,650	35,808,706
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
Net cash used in operating activities was $20.0 million during the nine months ended September 30, 2019 as compared to $15.9 million during the same period in 2018. The increase in cash used in operating activities of $4.2 million is attributed to increased headcount across all business segments, increased professional fees to support ongoing business operations and to comply with obligations associated with being a publicly-traded company, and increased investments in marketing and promotions. These increases are partly offset by lower rent expense as a result of us subleasing one of our leased facilities in the fourth quarter of 2018.
Investing Activities
Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods.
There was no significant cash used in investing activities during the nine months ended September 30, 2019 as well as for the same period in 2018.
Financing Activities
Historically, we have financed our operations principally through equity and debt financings, borrowings from credit facilities, as well as gross profits from our commercial operations, including the Innovatus LSA, our August 2018 IPO and our October 2019 public offering.
Net cash provided by financing activities was $11.8 million during the nine months ended September 30, 2019 as compared to $35.8 million during the same period in 2018, a decrease of $24.0 million. During the nine months ended September 30, 2019 we had net proceeds of $11.0 million from the Innovatus LSA and Innovatus Purchase Agreement, as well as from the Aspire Purchase Agreement. During the nine months ended September 30, 2018 we had net proceeds from the issuance of convertible notes of $14.3 million, IPO net proceeds of $19.4 million, and net debt proceeds of $2.0 million.

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
There were no material changes in our critical accounting policies and estimates during the three months ended September 30, 2019.
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
As of September 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above, that as of September 30, 2019 our disclosure controls and procedures were effective at the reasonable assurance level.

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

An active trading market for our common stock may not be sustained.

Our shares of common stock began trading on The Nasdaq Capital Market on September 21, 2018. Given the limited trading history of our common stock, there is a risk that an active trading market for our shares will not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares.
If we are not able to comply with the applicable continued listing requirements or standards of The Nasdaq Capital Market, Nasdaq could delist our common stock.

Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Capital Market or if we are unable to transfer our listing to another stock market. Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a requirement to maintain a minimum of $2.5 million in stockholder equity.

For example, in a letter dated August 16, 2019, or the Notice, we were notified by The Nasdaq Stock Market LLC, or Nasdaq, that we failed to comply with Listing Rule 5550(b)(1) for continued listing on the Nasdaq Capital Market because our stockholder’s equity, as reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2019, is below the required minimum of $2.5 million. The Notice also indicated that, as of August 13, 2019, we do not meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, and therefore could be subject to delisting if we did not submit a plan to regain compliance within 45 calendar days of August 16, 2019.

In September 2019, we submitted a plan to Nasdaq to regain compliance. On October 16, 2019, Nasdaq granted us until February 12, 2020 to provide evidence of compliance with Listing Rule 5550(b), subject to certain requirements, including that we complete our October 2019 public offering by October 31, 2019, periodically update Nasdaq regarding any additional proceeds received from the sale of shares of our capital stock pursuant to our March 2019 common stock purchase agreement with Aspire Capital Fund, LLC, and publicly disclose evidence of our compliance with Listing Rule 5550(b). Although we completed our October 2019 public offering, there can be no assurance that we will be able to regain compliance. If we do not regain compliance by the end of the extension period granted by Nasdaq, or if we fail to satisfy another Nasdaq requirement for continued listing, Nasdaq staff could provide notice that our common stock will become subject to delisting. In such event, Nasdaq rules permit us to appeal the decision to reject our proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel. Accordingly, there can be no guarantee that we will be able to maintain our Nasdaq listing.

If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in our securities at all. Delisting could also cause a loss of confidence of our customers, collaborators, vendors, suppliers and employees, which could harm our business and future prospects.

If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on the OTC Bulletin Board, OTC-QB or another over-the-counter market. Any such alternative would likely result in it being more difficult for us to raise additional capital through the public or private sale of equity securities and for investors to dispose of or obtain accurate quotations as to the market value of, our common stock. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets. Moreover, if our common stock is delisted, it may come within the definition of “penny stock” under the Exchange Act, which imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For example, we and/or broker-dealers are required to make a special suitability determination for purchases of such securities and must receive a purchaser’s written consent to the transaction prior to any purchase. Additionally, unless exempt, prior to a transaction involving a penny stock, the penny stock rules require the delivery of a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer must also disclose the commissions payable to the broker-dealer, current quotations for the securities and, if the broker-dealer is the sole market-maker for the security, the fact that they are the sole market-maker and their presumed control over the market. Finally, monthly statements disclosing recent price information on the limited market in penny stocks must be sent to holders of such penny stocks. These requirements may reduce trading activity in the secondary market for our common stock and may impact the ability or willingness of broker-dealers to sell our securities which could limit the ability of stockholders to sell their securities in the public market and limit our ability to attract and retain qualified employees or raise additional capital in the future.

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

On March 14, 2019, we entered into a new Loan and Security Agreement, or the Innovatus LSA, with Innovatus Life Sciences Lending Fund I, LP, or Innovatus, and certain lenders, which provides for borrowings up to $25.0 million pursuant to certain term loans and an additional $5.0 million under a revolving credit line. The Innovatus LSA is secured by a lien covering substantially all of our assets, including our intellectual property. On March 22, 2019, we drew down $20.0 million in term loans from the Innovatus LSA. The remaining $5 million may be drawn upon satisfaction of certain conditions. On May 23, 2019, we drew down an additional $1.1 million under the revolving credit line, and in June 2019, we repaid $0.3 million of this borrowed amount. As of September 30, 2019, we have borrowed approximately $20.3 million in term loans and $1.0 million under the revolving credit line pursuant to the Loan Agreement.

The outstanding principal balance under the Innovatus LSA is secured by a lien covering substantially all of our assets, including our intellectual property. The Innovatus LSA requires us to comply with a number of covenants (affirmative and negative), including restrictive covenants that limit our ability to: incur additional indebtedness; encumber the collateral securing the loan; acquire, own or make investments; repurchase or redeem any class of stock or other equity interest; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; transfer a material portion of our assets; acquire other businesses; and merge or consolidate with or into any other organization or otherwise suffer a change in control, in each case subject to exceptions. Our intellectual property is also subject to customary negative covenants. The Innovatus LSA also includes standard events of default, including a provision that Innovatus could declare an event of default upon the occurrence of any event that it interprets as having a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the Innovatus LSA or upon the collateral or the liens on the collateral under the agreement, thereby requiring us to repay the loan immediately, together with a prepayment fee and other applicable fees.

In connection with the audit of our 2018 financial statements, the report of our independent registered public accounting firm expressed an unqualified opinion and included an explanatory paragraph relating to substantial doubt about our ability to continue as a going concern. In the future, Innovatus may determine that the underlying circumstances resulting in the receipt of a going concern explanatory paragraph in the auditor opinion for our 2018 financial statements either on their own, or together with contemporaneous events or circumstances, such as a failure to timely secure additional funding, constitute a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the Innovatus LSA.

If we default under the Innovatus LSA, Innovatus may accelerate all of our repayment obligations and, if we are unable to access funds to meet those obligations or to renegotiate our agreement, Innovatus could take control of our pledged assets and we could immediately cease operations. For the three months ended September 30, 2019, we did not achieve a certain revenue covenant under the Innovatus LSA. Although we subsequently received a waiver from Innovatus for the Company’s non-compliance with this revenue covenant, such that our non-compliance with the revenue covenant was deemed cured and no event of default under the Innovatus LSA had occurred, there can be no assurance that we will be able to maintain compliance with the covenants in the Innovatus LSA in the future. If we were unable to obtain a waiver of any breach under the Innovatus LSA, Innovatus could declare an event of default or require us to renegotiate the Innovatus LSA on terms that may be significantly less favorable to us. If we were liquidated, Innovatus’ right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration by Innovatus of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our securities to decline.

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

Our recurring losses, negative cash flows, significant accumulated deficit, and recent non-compliance with an Innovatus LSA covenant have raised substantial doubt regarding our ability to continue as a going concern.

Since inception, we have experienced recurring operating losses and negative cash flows from operating activities, and have significant accumulated deficit. In addition, although we have since cured such non-compliance, we were recently out of compliance with a minimum revenue covenant under the Innovatus LSA. We expect to continue to generate operating losses and consume significant cash resources for the foreseeable future and there can be no assurance as to our ability to remain in compliance with the Innovatus LSA. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. For example, in connection with the audit of our 2018 financial statements, the report of our independent registered public accounting firm expressed an unqualified opinion and included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Similarly, future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (1)	Amended and Restated Bylaws.
4.1 (2)	Form of Common Stock Certificate.
4.2 (2)	Form of Warrant to Purchase Series B-1 Preferred Stock issued to Square 1 Bank.
4.3 (2)	Form of Warrant to Purchase Series D Preferred Stock issued to Western Alliance Bank.
4.4 (2)	Warrant to Purchase Series D-1 Preferred Stock issued to Western Alliance Bank.
4.5 (2)	Form of Warrant to Purchase Series D-1 Preferred Stock issued to MidCap Financial Trust.
4.6 (2)	Form of Warrant to Purchase Common Stock issued to Underwriters in Initial Public Offering.
4.7 (2)	Form of Warrant Certificate (included in Exhibit 4.8).
4.8 (2)	Form of Warrant Agent Agreement by and between the Registrant and American Stock Transfer & Trust
4.9 (3)	Form of Warrant to Purchase Common Stock for Service Providers.
4.10 (4)	Form of Warrant to Purchase Common Stock for Innovatus.
4.11 (4)	Registration Rights Agreement, dated March 14, 2019, between the Company and Aspire Capital Fund, LLC.
4.12 (4)	Registration Rights Agreement, dated March 14, 2019, by and among the Company and the Innovatus Investors.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 24, 2018.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 21, 2018.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 14, 2019.

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

BIONANO GENOMICS, INC.

Date: November 7, 2019	By: /s/ R. Erik Holmlin, Ph.D.
R. Erik Holmlin, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2019	By: /s/ Mike Ward
Mike Ward
Chief Financial Officer (Principal Financial and Accounting Officer)