Form 10-K
period 2019-12-31
Bionano Genomics, Inc
filed 2020-03-10
CIK 1411690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-38613

Bionano Genomics, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	26-1756290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9540 Towne Centre Drive, Suite 100, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (858) 888-7600
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $0.0001 par value	BNGO	The Nasdaq Stock Market, LLC
Warrants to purchase Common Stock	BNGOW	The Nasdaq Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $26.7 million based on the closing price of the registrant’s common stock on June 28, 2019 of $2.45 per share, as reported by the Nasdaq Capital Market.

As of March 6, 2020, the Registrant had 37,752,469 shares of common stock, $0.0001 par value per share, outstanding.

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
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including risks described in “Risk Factors” and elsewhere in this Annual Report, regarding, among other things:

•	the size and growth potential of the markets for our products, and our ability to serve those markets;

•	the rate and degree of market acceptance of our products;

•	ability to expand our sales organization to address effectively existing and new markets that we intend to target;

•	impact from future regulatory, judicial, and legislative changes or developments in the U.S. and foreign countries;

•	ability to compete effectively in a competitive industry;

•	the success of competing technologies that are or may become available;

•	the performance of our third-party contract sales organizations, suppliers and manufacturers;

•	our ability to attract and retain key scientific or management personnel;

•	the accuracy of our estimates regarding expenses, future revenues, reimbursement rates, capital requirements and needs for additional financing;

•	our ability to comply with the covenants and satisfy certain conditions of our debt facility;

•	our ability to obtain funding for our operations; and

•	our ability to attract collaborators and strategic partnerships;
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

PART I
Item 1. Business.
Overview
We are a genome analysis company providing tools and services based on our Saphyr® system to scientists and clinicians conducting genetic research and patient testing. We developed the Saphyr system, a platform for ultra-sensitive and ultra-specific structural variation detection, that enables researchers and clinicians to accelerate the search for new diagnostics and therapeutic targets and to streamline the evaluation of changes in chromosomes, which is known as cytogenetics. Our commercial offering includes the Saphyr system, which is comprised of an instrument, chip consumables, reagents and a suite of data analysis tools, and genome analysis services to provide access to data generated by the Saphyr system for researchers who prefer not to adopt the Saphyr system in their labs.
Structural variation refers to large-scale structural differences in the genomic DNA of one individual compared to another. Each structural variation involves the rearrangement or repetition of as few as several hundred to as many as tens of millions of DNA base pairs. Structural variations may be inherited or arise spontaneously, and many structural variations cause genetic disorders and diseases. Until our commercial launch of the Saphyr system in February 2017, and since, we believe no other products existed or exist that could more comprehensively and cost and time-efficiently detect structural variation.
Our customers include researchers and clinicians who seek to uncover and understand the biological or clinical impact of genome variation to improve the diagnosis and treatment of patients with better clinical tests and new medicines or to replace existing cytogenetic tests that are expensive, slow and labor-intense, with a modern solution designed to simplify workflow and reduce cost and that has the potential to significantly increase diagnostic yields across the industry. Our customers also include researchers in non-human segments, such as agricultural genomics, seeking to advance their understanding of how structural variation impacts industrial applications of plants and animals. We have established relationships with key opinion leaders in genomics research and clinical applications, including rare diseases and oncology, and our installed base of over 138 systems made up of Saphyr and its predecessor system, includes some of the world’s most prominent clinical, translational research, basic research, academic and government institutions as well as leading pharmaceutical and diagnostic companies. Examples include Children’s Hospital of Philadelphia, Children’s National Health System, Boston Children’s Hospital, PerkinElmer, GeneDx, Mayo Clinic, Columbia University, DuPont Pioneer, Garvan Institute of Medical Research, Genentech, McDonnell Genome Institute at Washington University, National Institutes of Health, Pennsylvania State University, Radboud University Medical Center and Salk Institute for Biological Studies.
Approximately 7,000 research use only, or RUO, high throughput sequencers are currently installed worldwide. These sequencers are developed and sold almost entirely by Illumina and are owned by an estimated 3,000 unique customers. Sequencing is very good at detecting genome differences involving just a few base pairs or single-nucleotide variations, which Saphyr cannot detect, but sequencing, including next-generation sequencing, or NGS, cannot reliably detect the larger structural variations that our Saphyr system can detect. Therefore, Saphyr is being adopted alongside this installed base of sequencers as a complement that is designed to give users the ability to see a much wider scope of genome variation than ever before.
The Saphyr system, which is for RUO, is also beginning to be adopted by cytogenetics labs that seek to use it in commercial clinical tests of its patients as a laboratory-developed test, or LDT. We estimate that approximately 2,500 cytogenetics labs exist wordwide. These labs currently rely on existing methods such as karyotyping, fluorescence in situ hybridization, or FISH, and microarrays for clinical tests and research that look at chromosomal structure, location and function in cells. Major guidelines for oncology and genetic disease clinical diagnostics recommend first-line structural variation testing by these existing methods. The organizations issuing these guidelines include, among many others, World Health Organization (WHO), National Comprehensive Cancer Network (NCCN), American College of Medical Genetics (ACMG) and American College of Obstetricians & Gynecologists (ACOG).
More than 30 medical institutions are conducting more than 20 human translational research and human clinical studies in 2019 and 2020 to assess Saphyr’s ability to detect structural variations and diagnose patients and, in certain studies, to compare those results to those produced via existing cytogenetic methods. We expect the findings from these studies, whether assessed internally or published by the institution, to help drive adoption of Saphyr beginning in 2020.
Saphyr and its predecessor system, which we collectively refer to as our system in this Annual Report, have been cited by researchers and clinicians in hundreds of publications covering structural variations in areas of high unmet medical need and research interest, such as rare and undiagnosed pediatric diseases, muscular diseases, developmental delays and disorders, prostate cancer and leukemia. Importantly, Saphyr can be used alone to provide comprehensive detection of structural variations and enable diagnostic calls without the need for sequencing or cytogenetic technology. Saphyr enables these diagnostic calls with low cost per patient, high speed and industry leading performance. Saphyr’s performance characteristics include up to 99% sensitivity, less than 2% false positive rates and accurate diagnosis with allele fraction, or the percentage of sample exhibiting the variant, as low as between 3-5%.

Recent Highlights
Below is a summary of selected highlights since our follow-on public offering in October 2019:

•
We announced the adoption of our Saphyr system by PerkinElmer Genomics and the University of Iowa, including their development of assays using our optical mapping technology to expand their genetic tests assessing disease-associated chromosomal abnormalities.

•	We announced that Novogene added the Saphyr system to their repertoire of genomics data services.

•	We announced the adoption of our Saphyr system by Mayo Clinic for applications in neurodegenerative disease.

•	We announced the adoption of our Saphyr system by GeneDx, using our system for the clinical detection of genetic variants in muscular dystrophies, developmental and reproductive disorders.
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
We believe the available methods to detect structural variations for research and clinical applications, other than Saphyr, are antiquated and cumbersome and can only detect a small proportion of the structural variations across an entire genome. These methods therefore have very limited utility in population research studies that seek to discover new structural variations to explain pathology. Without additional tools, researchers and clinicians cannot comprehensively study the genome, which we believe will ultimately result in the failure of genomics to deliver on its full promise of new therapies and diagnostics.
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

We believe that the discovery research and cytogenetics segments together comprise an addressable opportunity for us to sell up to approximately 9,500 Saphyr systems, representing a current total instrument market opportunity of approximately $2.1 billion. Importantly, we expect this market opportunity to expand at the rate of adoption of new RUO high throughput sequencers which we estimate is over 15% per year. While we do not expect the number of cytogenetics labs to increase significantly, we expect our growth in this market to be driven by conversion of traditional cytogenetics methodologies to our Saphyr system.
In addition to the instrument sales opportunity, Saphyr instruments generate recurring revenue from chip consumables that are used on a per-sample basis. We believe each Saphyr instrument has the potential to create recurring revenue in a range of approximately $60,000 to approximately $150,000 per year, suggesting a potential annual recurring revenue opportunity of approximately $0.6 billion to approximately $1.4 billion.
Therefore, we believe that our currently addressable portion of the genome analysis market is estimated to be between $2.7 billion and $3.5 billion.
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
In summary, all existing sequencing technologies, whether short or long, do not provide a solution for integrating structural variation into patient diagnosis and management.
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

Example: PerkinElmer
PerkinElmer, based in Atlanta, Georgia, has acquired Saphyr to initially offer an LDT designed to diagnose facioscapulohumeral muscular dystrophy (FSHD). They also plan to extend the menu of tests offered based on Saphyr to other repeat expansion disorders as well as oncology. As a result, a number of patients with a variety of birth defects and developmental disorders are being analyzed on Saphyr.
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
A future workflow in which Saphyr replaces the large majority of FISH and MLPA tests for a genetics clinic such as PerkinElmer would rely on Saphyr to detect all structural variants larger than 500 base pairs, and on next-generation sequencing to detect all single nucleotide variants and other variants smaller than 500 base pairs. Since up to numerous FISH and MLPA tests are often performed, Saphyr’s single whole genome analysis provides a cost effective solution that saves significant amounts of time, labor and analysis in lieu of such tests.
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
Our Products
We develop and market the Saphyr system, a complete sample-to-result solution for structural variation analysis that empowers comprehensive genome analysis and facilitates a deeper understanding of genetic variation and function. We believe it is the only solution capable of addressing the needs for structural variation analysis because it is:

•	Highly sensitive. We believe Saphyr is the most sensitive structural variation detector currently on the market in that it can identify structural variations that no other system can.

•	Highly specific. The structural variations found by Saphyr are found by direct observation rather than inference. Saphyr has a very low false positive rate, typically less than 2%.

•	Cost effective. We expect the cost per sample to continue to decline to less than $300 per sample in 2020 and less than $100 per sample in 2021.

•
Fast. Saphyr generates greater than 1,920 giga base pairs of information per day, on par with some of the faster short-read sequencers in the market. For highly sensitive structural variation detection, this allows Saphyr to process six human samples per day. We expect Saphyr’s throughput to increase to 12 per day by the end of 2020. Over this same period, we expect to continuously improve the automation of sample prep and bioinformatics to help drive efficiencies of workflow.

Saphyr is being adopted across an extensive base of customers in world-class clinical, translational research, basic research, academic and governmental institutions as well as pharmaceutical and biotechnology companies. We began marketing the Saphyr system in February 2017. We sell through a direct sales force and support organizations in North America and Europe, and through distribution partners in the Asia-Pacific and other regions of the world. We have shipped 104 Saphyr instruments globally, of which 84 have been installed. We continually seek to expand our product offerings to meet the needs of our customers.
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
The Saphyr instrument currently analyzes two Saphyr chips, containing up to three samples each, per day with statistically relevant depth of coverage across each whole genome. The instrument configuration along with the planned improvements to the chip mentioned below are expected to enable Saphyr to process up to 12 human samples per day by the end of 2020.
The Saphyr Chip
The Saphyr Chip® is the consumable that packages the nanochannel arrays for use in genome analysis. In its current form, each Saphyr chip has three flow cells. Each flow cell contains approximately 120,000 nanochannels that are roughly 30 nanometers wide and can hold a unique sample, which enables a researcher to analyze three samples per chip per day. Two Saphyr Chips can be loaded in the Saphyr instrument and allow it to process six human samples per day. In 2020, we expect to offer protocols designed to allow more than one sample per flowcell, thereby increasing the capacity of each chip. With Saphyr’s improving data collection rates and the increased capacity of a Saphyr Chip, we expect the daily throughput of the Saphyr system to reach 9-12 samples per day.

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
Saphyr Sample Prep and Labeling Kits

Our Bionano Prep Kits™ and labeling kits provide the critical reagents and protocols needed to extract and label high molecular weight, or HMW, DNA for use with the Saphyr system. These kits are optimized for performing our genome mapping applications on a variety of sample types.
Our workflow begins with the isolation of ultra-high molecular weight DNA. Our sample prep kits are optimized for isolating and purifying ultra-high molecular weight DNA in a process that is gentler than existing DNA extraction methods. The resulting purified DNA is millions of base pairs long and optimal for use with our systems. Each Bionano Prep Kit allows customers to perform five to 10 HMW DNA preps. Our kits and protocols enable the extraction of HMW DNA from a variety of sample types including soft or fibrous animal tissue, plant tissue, cell lines, bone marrow aspirates and human blood.

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
Bionano Access is our web-based hub for Saphyr operations. It provides all the software that our customers need for experiment management and our structural variation analysis in one place. With Bionano Access our customers can:

•	set up runs and monitor real-time data quality metrics remotely to flag potential sample quality issues early;

•	automatically start de novo assemblies and structural variation analysis when the desired amount of data has been collected;

•	detect variants with an allele fraction of 5%

•	visualize and manipulate maps and structural variants; and

•	analyze trios and clinical samples by filtering through uncommon variants to identify inherited and de novo variants, and export in a file format that is used consistently throughout the industry.
We have a suite of proprietary algorithms and databases that fully enable our proprietary bioinformatic and structural variation analysis pipelines. Using pairwise alignment of the single molecule images, consensus genome maps are constructed, refined, extended and merged. Molecules are then clustered into two alleles, and a diploid assembly is created to allow for heterozygous structural variation detection. Genome maps typically span entire chromosome arms in single, contiguous maps. Comparative analysis of maps reveals structural variation. Our customers use our variant annotation workflow to specifically uncover rare and sample-specific mutations. For example, to help a customer determine genomic variant frequency in a tumor, Saphyr compares the cancer sample structural calls against over 600,000 structural variations from over 160 humans with no evidence of diseases. To identify somatic mutations, the workflow can run comparisons of the tumor specimen against a control sample to determine whether the cancer mutations are present in low abundance among the control’s genome. Using this high through-put pipeline approach, we can efficiently focus on dozens of clinically significant structural candidates for further analysis.
Our hardware solution includes the Saphyr Compute Server, which provides cluster-like performance in an affordable, compact solution and the Bionano Compute Server, which expands the analytical capacity of the suite of tools. With these solutions, our customers are capable of performing multiple simultaneous analyses and sustaining continuous throughput, which allows them to spend less time waiting for data, so they can focus on investigating results. We also offer a cloud-based solution for data analysis.

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

•
Validated solution for genetic testing. Our system has been validated in a CLIA lab setting at PerkinElmer to test for facioscapulohumeral muscular dystrophy (FSHD). PerkinElmer introduced the LDT to the market in 2020.

•
Strong installed base of premier customers. We have shipped 104 Saphyr instruments globally, of which 84 have been installed. Our customers include some of the world’s most prominent clinical, translational research, basic research, academic and government institutions as well as leading pharmaceutical and diagnostic companies. Examples include Children’s National Health System, Boston Children’s Hospital, PerkinElmer, GeneDx, Mayo Clinic, DuPont Pioneer, Garvan Institute of Medical Research, Genentech, Icahn School of Medicine at Mount Sinai, McDonnell Genome Institute at Washington University, National Cancer Institute, National Institutes of Health, Pennsylvania State University and Salk Institute for Biological Studies.

•
Attractive business model with a growing, high-margin recurring revenue component. As we continue to grow our installed base of Saphyr systems, optimize workflows and expand our structural variation detection capabilities, we expect to rapidly increase sales of our high-margin consumables. The successful integration of our technology into our customers’ projects provides ongoing sales of assays and consumables.

•
Industry-leading intellectual property portfolio. We have developed a global patent portfolio that includes 65 issued patents across 14 patent families and an exclusively licensed portfolio of patents and applications from Princeton University, which includes 34 patents across two families. This global patent portfolio has filing dates ranging from 2001 to 2019. We have robust intellectual property protection surrounding our devices, systems, and methods for macromolecular analysis. Our ideation stems from our highly active research programs and results in our patent portfolio continually expanding at a significant pace.

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

•
Support the publication of findings with Saphyr by our customers beyond the more than 280 papers published to date. The annual number of publications featuring data generated by Saphyr and its predecessor system has steadily increased since 2010 when the first publication appeared. Recently, the overall number of these publications has grown significantly. For example, of the more than 280 papers published to date, approximately 80 were published in 2019 alone and 213 since 2017, the year Saphyr was launched. We will continue to support and foster our customer base to help grow the number of publications featuring our systems’ data. We believe that these publications are impactful as our customers’ studies cover structural variations in areas of high unmet medical need, such as rare and undiagnosed pediatric diseases, muscular diseases, developmental delays and disorders, prostate cancer and leukemia.

•
Expand gross margins through economies of scale and growing sales of consumables. Our overall gross margin has historically been driven by our instrument gross margin as the sales of our instruments have constituted the significant majority of our total revenues to date. However, our instrument gross margin is significantly lower than our consumables gross margin. We expect our overall gross margin to expand in 2020 and beyond as:

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

•
Continue to innovate our products and technologies. We designed Saphyr to accommodate performance enhancements without the need for replacement of the entire instrument. For example, hardware upgrades and new consumables are made available to purchase by customers. We intend for these performance enhancements to be delivered on a regular basis. In addition, we periodically make available software upgrades to customers through download at no charge. We expect to continue developing and refining our technologies to improve the ease of use of our Saphyr system and enable our existing installed systems to meaningfully increase sample throughput and sensitivity and specificity of structural variation detection.

•
Partner with industry-leading companies and laboratories to accelerate adoption in clinical markets. Establish additional collaborations with customers to help drive validating studies. Expand partnership efforts with clinical diagnostic companies to commercialize LDTs in the U.S. as well as LDTs and approved tests outside the U.S.

Sales and Marketing
As of December 31, 2019, our commercial team consisted of 46 individuals, including 16 salespeople, eight marketing personnel, and 22 sales support personnel, including customer solutions personnel, field service engineers and field application specialists. This commercial staff is primarily located in North America and Europe. Most of our sales support team is located at our headquarters in San Diego and some work remotely throughout the U.S., Europe and China.
We sell our products through a direct sales force in North America and Europe. Our sales strategy involves the use of a combination of sales managers and sales representatives. Our direct sales force includes nine salespeople located in the U.S. and four located in Europe. We expect to increase our sales force as we expand our business.
We sell our products through a network of distributors in the Asia-Pacific region and select other markets outside of North America and Europe. Specifically, we distribute our instruments and reagents via third-party distributors in markets such as China, Japan, South Korea, Singapore, Australia, India and South Africa. Three of our distributors are in China, one in Australia, one in Italy, one in Sweden, one in Japan and one in South Korea.
The role of our sales managers and sales representatives is to educate customers on the advantages of Saphyr and the applications that our system makes possible. The role of our field application specialists is to provide on-site training and scientific technical support to prospective and existing customers. Our field application specialists are technical experts with advanced degrees, including seven with Ph.D.s, and generally have extensive experience in academic research and core sequencing lab experience.
In addition, we maintain an applications lab team in San Diego, California composed of scientific experts who can transfer knowledge from the research and development team to the field application specialists. The applications lab team also runs foundational scientific collaborations and proof of principle studies, which help demonstrate the value of our product offering to prospective customers. This team also provides commercial services by running samples on Saphyr for researchers who do not have a Saphyr system of their own.
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
We have developed a global patent portfolio that includes 65 issued patents across 14 patent families and an exclusively licensed portfolio of patents and applications from Princeton University, which includes 34 patents across two families. This global patent portfolio has filing dates ranging from 2001 to 2019. The owned and licensed families contain issued patents and pending applications that relate to devices, systems, and methods for macromolecular analysis, and reflect our active and ongoing research programs. The commercial foci of these patent families are discussed below.

Commercial Focus	Number of Issued and Pending Patents
Nanochannel devices and systems	76
Methods of macromolecule analysis using nanochannel arrays	71
Methods of genetic detection and copy number analysis	28
Method of genomic sequence and epigenomic analysis.	49
Biomolecule isolation and processing for use in nanochannel analysis	3
Method of optimizing nanochannel analysis	6
Next-generation products	10
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
When marketed for clinical diagnostic use, our products will be regulated by the FDA as medical devices. The FDA defines a medical device in part as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article which is intended for the diagnosis of disease or other conditions or in the cure, mitigation, treatment, or prevention of disease in man. FDA regulates the development, testing, manufacturing, marketing, post-market surveillance, distribution, advertising and labeling of medical devices. The FDA also requires the device to be registered by the medical device manufacturer and listed as a marketed product.
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
Healthcare Reform
In the U.S. and abroad, there have been and continue to be a number of legislative initiatives to contain healthcare costs and change the way healthcare is financed. By way of example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, became law. The ACA is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. For example, the ACA contained a 2.3% excise tax on certain entities that manufactures or imports medical devices offered for sale in the U.S., which has been permanently eliminated as part of the 2020 spending package.
There remains judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, such as removing penalties, effective January 1, 2019, for not complying with the ACA's individual mandate to carry health insurance. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the "individual mandate" was repealed by Congress as part of Legislation enacted in 2017 (H.R. 1, "An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018"), informally titled the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has alloted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA.

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
Employees
As of December 31, 2019, we had 97 employees, of which 46 work in sales, sales support and marketing, 35 work in research and development, eight work in manufacturing and operations and eight work in general and administrative. As of December 31, 2019, of our 97 employees, 81 were located in the U.S. and 16 were employed outside the U.S. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.
Facilities

We lease approximately 35,823 square feet of office, laboratory, and manufacturing space at our headquarters in San Diego, California. Of this, 16,457 square feet is sub-leased under an agreement that expires on December 31, 2020. As of January 1, 2021, our lease obligation will be 19,216 square feet, with the lease expiring December 31, 2025. We believe that we will need additional space as we grow our operations, but believe that suitable additional or substitute space will be available to accommodate future growth of our business. We believe that our existing office, laboratory and manufacturing space will be sufficient to meet our needs in the interim.

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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may take advantage of certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm under Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments. We may take advantage of these exemptions for up to five years or until we are no longer an “emerging growth company,” whichever is earlier. In particular, in this Annual Report, we have provided only two years of audited financial statements and have not included all of the executive compensation related information that would be required if we were not an emerging growth company. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.
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
We incurred net losses of $29.8 million and $18.5 million and cash used in operations of $29.5 million and $19.9 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $102.6 million. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect that our losses will continue for the foreseeable future as we plan to invest significant additional funds toward expansion of our commercial organization and the development of our technology. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Annual Report, the market acceptance of our products, future product development and our market penetration and margins.
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
We may not achieve substantial growth rates in future periods. Investors should not rely on our operating results for any prior periods as an indication of our future operating performance. To effectively manage our anticipated future growth, we must continue to maintain and enhance our financial, accounting, manufacturing, customer support and sales administration systems, processes and controls. Failure to effectively manage our anticipated growth could lead us to over-invest or under-invest in development, operational and administrative infrastructure; result in weaknesses in our infrastructure, systems, or controls; give rise to operational mistakes, losses, loss of customers, productivity or business opportunities; and result in loss of employees and reduced productivity of remaining employees.
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
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to continue the commercialization of our products as well as our research and development programs. In connection with the preparation of our financial statements for the fiscal year ended December 31, 2019, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will be sufficient to fund our obligations through the second quarter of 2020. Our ability to execute our operating plan beyond the second quarter of 2020 depends on our ability to generate sales and obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements, and on our ability to maintain compliance with the terms of our debt financing agreements. For example, we will likely need to raise substantial additional capital to:

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
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act or (the “Tax Act”) enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.
As of December 31, 2019, the Company has federal and state tax net operating loss carryforwards of $176.9 million and $66.0 million, respectively. The federal tax loss carryforwards of $47.9 million that do not expire but utilization is limited to 80% of the Company's taxable income in any given tax year based on current federal tax laws. The remaining federal tax loss carryforwards of $129.0 million and state tax loss carryforwards begin to expire in 2027 and 2023, respectively, unless previously utilized. As of December 31, 2019, the Company also has federal and California research credit carryforwards of $4.9 million and $4.4 million, respectively. The federal research credit carryforwards begin to expire in 2027 unless previously utilized. The California research credits carry forward indefinitely.
In addition, utilization of net operating losses and research and development credit carryforwards may be subject to limitations due to ownership changes that have occurred or that could occur in the future in accordance with applicable provisions of the Internal Revenue Code of 1986, as amended, (the "Code") and corresponding provisions of state law. We may have experienced one or more ownership changes in the past and we may also experience additional ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss or research and development credit carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations.
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

On March 14, 2019, we entered into a Loan and Security Agreement, or the Innovatus LSA, with Innovatus Life Sciences Lending Fund I, LP, or Innovatus, and certain lenders, which provides for borrowings up to $25.0 million pursuant to certain term loans and an additional $5.0 million under a revolving credit line. The Innovatus LSA is secured by a lien covering substantially all of our assets, including our intellectual property. As of December 31, 2019, we borrowed approximately $20.5 million in term loans and $1.5 million under the revolving credit line under the Innovatus LSA.

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

In connection with the audit of our 2019 financial statements, the report of our independent registered public accounting firm expressed an unqualified opinion and included an explanatory paragraph relating to substantial doubt about our ability to continue as a going concern. In the future, Innovatus may determine that the underlying circumstances resulting in the receipt of a going concern explanatory paragraph in the auditor opinion for our 2019 financial statements either on their own, or together with contemporaneous events or circumstances, such as a failure to timely secure additional funding, constitute a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the Innovatus LSA.

If we default under the Innovatus LSA, Innovatus may accelerate all of our repayment obligations and, if we are unable to access funds to meet those obligations or to renegotiate our agreement, Innovatus could take control of our pledged assets and we could immediately cease operations. For example, we were unable to maintain compliance with certain covenants under the Innovatus LSA as of September 30, 2019 and December 31, 2019. In order to secure waivers for our breaches of these covenants, we have been required to pay consideration to Innovatus, including, with respect to our breach of our covenant as of December 31, 2019, our agreement to pay a waiver fee of $200,000 and a prepayment of $2.1 million of principal, as well as to prepay an additional $2.9 million of principal upon the earlier of April 30, 2020 or the closing of one or more equity financings during a specified period resulting in at least $15.0 million of gross proceeds to us in the aggregate, and a $100,000 prepayment fee in connection with such second repayment. There can be no assurance that we will be able to maintain compliance with our covenants in the Innovatus LSA in the future and, although we have been able to secure waivers from Innovatus to date, securing such waivers in the future may require us to divert further cash towards the repayment of debt and subject us to fees incurred in connection with the negotiation of such waivers. If we are unable to maintain compliance or obtain a waiver of any breach under the Innovatus LSA, Innovatus could declare an event of default or require us to renegotiate the Innovatus LSA on terms that may be significantly less favorable to us. If we were liquidated, Innovatus’ right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration by Innovatus of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our securities to decline.
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

Since inception, we have experienced recurring operating losses, negative cash flows from operating activities, and have a significant accumulated deficit. In addition, we have breached certain covenants under the Innovatus LSA. We expect to continue to generate operating losses and consume significant cash resources for the foreseeable future and there can be no assurance as to our ability to remain in compliance with the Innovatus LSA. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. For example, in connection with the audit of our 2019 financial statements, the report of our independent registered public accounting firm included an explanatory paragraph about our ability to continue as a going concern. Similarly, future reports from our independent registered public accounting firm may also include an explanatory paragraph regarding our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.
Risks related to our business operations
If our products fail to achieve and sustain sufficient market acceptance, our revenue will be adversely affected.
Our success depends on our ability to develop and market products that are recognized and accepted as reliable, enabling and cost-effective. Most of the potential customers for our products already use expensive research systems in their laboratories that they have used for many years and may be reluctant to replace those systems with ours. Market acceptance of our systems will depend on many factors, including our ability to demonstrate to potential customers that our technology is an attractive alternative to existing technologies. Compared to some competing technologies, our technology is new and complex, and many potential customers have limited knowledge of, or experience with, our products. Prior to adopting our systems, some potential customers may need to devote time and effort to testing and validating our systems. Any failure of our systems to meet these customer benchmarks could result in potential customers choosing to retain their existing systems or to purchase systems other than ours. In addition, it is important that our gene mapping systems be perceived as accurate and reliable by the scientific and medical research community as a whole. Historically, a significant part of our sales and marketing efforts has been directed at demonstrating the advantages of our technology to industry leaders and encouraging such leaders to publish or present the results of their evaluation of our system. If we are unable to continue to motivate leading researchers to use our technology, or if such researchers are unable to achieve or unwilling to publish or present significant experimental results using our systems, acceptance and adoption of our systems will be slowed and our ability to increase our revenue would be adversely affected.

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
We generally sell our products in industries that are characterized by rapid technological changes, frequent new product introductions and changing industry standards. If we do not develop new products and product enhancements based on technological innovation on a timely basis, our products may become obsolete over time and our revenues, cash flow, profitability and competitive position will suffer. Our success will depend on several factors, including our ability to:

•	correctly identify customer needs and preferences and predict future needs and preferences;

•	allocate our research and development funding to products with higher growth prospects;

•	anticipate and respond to our competitors’ development of new products and technological innovations;

•	innovate and develop new technologies and applications, and acquire or obtain rights to third-party technologies that may have valuable applications in the markets we serve;

•	successfully commercialize new technologies in a timely manner, price them competitively and manufacture and deliver sufficient volumes of new products of appropriate quality on time; and

•	customers' willingness to adopt new technologies.
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
During 2019 approximately 50% of our product revenue was generated from customers located outside of the U.S. We believe that a substantial percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:

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

Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 outbreak, in regions where we or third parties on which we rely have distribution centers, concentrations of suppliers and sales and marketing teams or other business operations. In addition, if COVID-19 becomes a worldwide pandemic, it could materially affect our operations globally, including at our headquarters in San Diego and at our clinical trial sites throughout the globe.

Our business could be adversely affected by health epidemics in regions where we have operations, concentrations of sales and marketing teams, distributors or other business operations.

Beginning in late 2019, China, as well as several other countries, experienced an outbreak of a highly contagious form of an upper respiratory infection caused by COVID-19, a novel coronavirus strain commonly referred to as coronavirus. The outbreak has severely restricted the level of economic activity in affected areas and may have an adverse impact on sales of certain of our products and services, and/or our suppliers, particularly in China and throughout Asia. The effects could include restrictions on our ability to travel to support our operations in Asia or our customers located there, disruptions in our ability to distribute products and/or a negative impact on our sales and marketing efforts in the region. For example, our management team frequently travels to China and a portion of our sales support team works remotely from China. Also, four of our distributors are located in China. For fiscal year 2019, we derived 14% of our total revenue from the Asia Pacific region and 5% of our total revenue from China. Disruption to the efforts of our management and sales support team in China and/or to the operations of our suppliers or customers and their contract manufacturers in the region would likely have a negative impact on our business, operating results and financial condition.

If the COVID-19 outbreak continues to spread, we may need to limit operations or implement limitations. There is a risk that other countries or regions may be less effective at containing COVID-19, or it may be more difficult to contain if the outbreak reaches a larger population or broader geography, in which case the risks described herein could be elevated significantly.

The ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, the effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.
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

Legal, political and economic uncertainty surrounding the exit of the U.K., from the European Union, or EU, may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations or intended operations in the U.K. and pose additional risks to our business, revenue, financial condition and results of operations.
Nearly 7% of our sales in fiscal year 2019 came from the United Kingdom. Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the U.K. and the EU, the U.K. will be subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules will continue to apply. Negotiations between the U.K. and the EU are expected to continue in relation to the customs and trading relationship between the U.K. and the EU following the expiry of the Transition Period.

The uncertainty concerning the U.K’s legal, political and economic relationship with the EU after the Transition Period may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise).

These developments, or the perception that any of them could occur, have had, and may continue to have, a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the U.K. financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.

If the U.K. and the EU are unable to negotiate acceptable trading and customs terms or if other EU Member States pursue withdrawal, barrier-free access between the U.K. and other EU Member States or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the U.K. and the EU and, in particular, any arrangements for the U.K. to retain access to EU markets after the Transition Period.

Such a withdrawal from the EU is unprecedented, and it is unclear how the U.K’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our business. Any current or planned future operations in the U.K. as well as in other countries in the EU and European Economic Area, or EEA, could be disrupted by Brexit, particularly if there is a change in the U.K’s relationship to the single market.

Brexit has caused, and may continue to create, volatility in global stock markets and regional and global economic uncertainty particularly in the United Kingdom financial and banking markets. Weakening of economic conditions or economic uncertainties tend to harm our business. There may continue to be economic uncertainty surrounding the consequences of Brexit which could adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions, which could adversely affect our business, revenue, financial condition and results of operations.
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
In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, became law. The ACA is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. For example, the ACA contained a 2.3% excise tax on certain entities that manufacture or import medical devices offered for sale in the U.S., with limited exceptions, which has been permanently eliminated as part of the 2020 spending package.
There remains judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of February 24, 2020, we were the assignee or assignee-applicant of 13 granted U.S. patents and approximately 9 pending U.S. patent applications. We also were the assignee-applicant of approximately 89 pending patent applications and granted patents in particular jurisdictions outside the U.S. If we fail to protect and/or maintain our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, and/or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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

Future sales of substantial amounts of our common stock, or the possibility that such sales could occur, could adversely affect the market price of our common stock.

Future sales in the public market of shares of our common stock, including shares issued upon exercise of our outstanding stock options, or the perception by the market that these sales could occur, could lower the market price of our common stock or make it difficult for us to raise additional capital.

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

We completed our October 2019 public offering and on January 17, 2020, Nasdaq notified us that we had regained compliance with Listing Rule 5550(b) under the alternative requirement to have a market value of listed securities of at least $35 million. Although we have regained compliance with Nasdaq, if we fail to satisfy another Nasdaq requirement for continued listing, Nasdaq staff could provide notice that our common stock may become subject to delisting. In such event, Nasdaq rules permit us to appeal the decision to reject our proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel. Accordingly, there can be no guarantee that we will be able to maintain our Nasdaq listing.

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

We have identified material weaknesses in our internal control over financial reporting. If our internal control over financial reporting is not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause adverse effects on our business and may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the U.S. Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner.
In connection with the audit of our financial statements for the year ended December 31, 2019, we concluded there was a material weakness in our internal control environment over financial reporting because we did not have a sufficient number of resources to support the growth and complexity of our financial reporting requirements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. The foregoing material weakness contributed to a material weakness in our control activities based on the criteria set forth in the 2013 Framework. Specifically, the design of certain controls did not adequately provide appropriate segregation of duties and allow timely completion of financial reporting and accounting activities. The failure to maintain appropriate segregation of duties had a pervasive impact and as such, this deficiency resulted in a risk that could have impacted all financial statement account balances and disclosures. The material weaknesses did not result in any identified material misstatements to our financial statements, and there were no changes to previously released financial results.
In an attempt to remediate the material weaknesses, we have (i) engaged an external consulting firm to assist with our internal accounting functions and further enhance our internal controls, which has increased the number of personnel involved in financial reporting and (ii) are in the process of hiring a new Chief Financial Officer and other qualified individuals that will increase the number of personnel involved in financial reporting and the control environment. However, we cannot assure you that these efforts will remediate our material weakness in a timely manner, or at all.
If we are unable to remediate the material weaknesses described above, or if we or our independent registered public accounting firm are otherwise unable to conclude that our internal control over financial reporting is effective we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by Nasdaq, the Securities and Exchange Commission, or the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, we concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described above. Although we are implementing certain measures to address such material weakness, as described above, we cannot assure you that these efforts will successfully remediate our material weakness in a timely manner, or at all.
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

In addition, as of December 31, 2019, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of an aggregate of 2,694,694 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.

Additionally, as of December 31, 2019, the holders of approximately 4,048,323 shares of our common stock, including 161,987 shares issuable upon the exercise of outstanding warrants to purchase shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Our recurring losses, negative cash flows, financial covenant breaches, and significant accumulated deficit have raised substantial doubt regarding our ability to continue as a going concern.
Since inception, we have experienced recurring operating losses and negative cash flows from operating activities, have experienced financial covenant breaches, and have significant accumulated deficit. We expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. As a result, our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We lease approximately 35,823 square feet of office, laboratory, and manufacturing space at our headquarters in San Diego, California. Of this, 16,457 square feet is sub-leased under an agreement that expires on December 31, 2020. As of January 1, 2021, our lease obligation will be 19,216 square feet, with the lease expiring December 31, 2025. We believe that we will need additional space as we grow our operations, but believe that suitable additional or substitute space will be available to accommodate future growth of our business. We believe that our existing office, laboratory and manufacturing space will be sufficient to meet our needs in the interim.
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
Common Stock holders
As of March 6, 2020, there were approximately 90 holders of record of our common stock. Certain shares of our common stock are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.
Warrant holders
As of March 6, 2020, there were no holders of record of our warrants issued in our initial public offering, which are listed on the Nasdaq Stock Market LLC under the symbol “BNGOW” (“Warrants”). The Warrants are held in “street” name and thus the actual number of beneficial owners of such Warrants is not known.
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
Recent Sales of Unregistered Securities
Not applicable.
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
Overview
We are a genome analysis company providing tools and services based on our Saphyr system to scientists and clinicians conducting genetic research and patient testing. We developed and market the Saphyr system, a platform for ultra-sensitive and ultra-specific structural variation detection that enables researchers and clinicians to accelerate the search for new diagnostics and therapeutic targets and to streamline the evaluation of changes in chromosomes, which is known as cytogenetics. Our commercial offering includes the Saphyr system, which is comprised of an instrument, chip consumables, reagents and a suite of data analysis tools, and genome analysis services to provide access to data generated by the Saphyr system for researchers who prefer not to adopt the Saphyr system in their labs.
Structural variation refers to large-scale structural differences in the genomic DNA of one individual compared to another. Each structural variation involves the rearrangement or repetition of as few as several hundred to as many as tens of millions of DNA base pairs. Structural variations may be inherited or arise spontaneously and many structural variations cause genetic disorders and diseases. Until our commercial launch of the Saphyr system in February 2017, and since, we believe no other products existed or exist that could more comprehensively and cost and time-efficiently detect structural variation.
Our customers include researchers and clinicians who seek to uncover and understand the biological or clinical impact of genome variation to improve the diagnosis and treatment of patients with better clinical tests and new medicines or to replace existing cytogenetic tests that are expensive, slow and labor-intense, with a modern solution designed to simplify workflow and reduce cost and that has the potential to significantly increase diagnostic yields across the industry. Our customers also include researchers in non-human segments, such as agricultural genomics, seeking to advance their understanding of how structural variation impacts industrial applications of plants and animals.
Since our inception, we have raised net proceeds of $168.3 million to fund our operations from the issuance of equity and convertible promissory notes as well as various term loans grossing $43.5 million. We have incurred losses in each year since our inception. Our net losses were $29.8 million and $18.5 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $102.6 million.
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
Follow-On Offering
On October 23, 2019, we completed an underwritten public offering of 10,013,600 shares of our common stock and, to certain investors, pre-funded warrants to purchase 10,923,958 shares of our common stock, and accompanying common warrants to purchase up to an aggregate of 20,937,558 shares of our common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $0.86 and $0.859, respectively. The pre-funded warrants are immediately exercisable at a price of $0.001 per share of common stock. The common warrants are immediately exercisable at a price of $0.86 per share of common stock and will expire five years from the date of issuance. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. We received gross proceeds, before deducting underwriting discounts and commissions and other offering expenses, of approximately $18.0 million.
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
The following table presents our revenue for the periods indicated:

	Year Ended December 31,
	2019	2018

Product revenue	$9,474,444	$11,463,173
Service and other revenue	655,064	537,562
Total	$10,129,508	$12,000,735
The following table reflects total revenue by geography and as a percentage of total revenue, based on the billing address of our customers. North America consists of the United States and Canada. EMEIA consists of Europe, Middle East, India and Africa. Asia Pacific includes China, Japan, South Korea, Singapore and Australia.

	Year Ended December 31,
	2019		2018
	$	%	$	%
North America	$5,030,267	50%	$4,594,814	38%
EMEIA	3,627,602	36%	3,954,693	33%
Asia Pacific	1,471,639	14%	3,451,228	29%
Total	$10,129,508	100%	$12,000,735	100%
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

Results of Operations
Comparison of the Years Ended December 31, 2019 and 2018
The following table sets forth our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Period-to-Period Change
	2019	2018	$	%
Product revenue	$9,474,444	$11,463,173	$(1,988,729)	(17)%
Service and other revenue	655,064	537,562	117,502	22%
Total revenue	10,129,508	12,000,735	(1,871,227)	(16)%
Cost of product revenue	6,495,693	8,562,042	(2,066,349)	(24)%
Cost of service and other revenue	272,454	149,284	123,170	83%
Total cost of revenue	6,768,147	8,711,326	(1,943,179)	(22)%
Research and development	9,080,891	9,484,163	(403,272)	(4)%
Selling, general and administrative	20,155,376	14,220,331	5,935,045	42%
Total operating expenses	29,236,267	23,704,494	5,531,773	23%
Loss from operations	(25,874,906)	(20,415,085)	(5,459,821)	27%
Interest expense	(2,286,196)	(1,381,024)	(905,172)	66%
Change in fair value of preferred stock warrants and expirations	—	3,991,081	(3,991,081)	(100)%
Loss on debt extinguishment	(1,333,496)	(342,164)	(991,332)	290%
Other expense	(299,424)	(333,689)	34,265	(10)%
Loss before income taxes	(29,794,022)	(18,480,881)	(11,313,141)	61%
Provision for income taxes	(21,048)	(15,511)	(5,537)	36%
Net loss	$(29,815,070)	$(18,496,392)	$(11,318,678)	61%
Revenue

	Year Ended December 31,		Period-to-Period Change
	2019	2018	$	%
Instrument revenue	$6,762,463	$8,441,325	$(1,678,862)	(20)%
Consumable revenue	2,711,981	3,021,848	(309,867)	(10)%
Product revenue	9,474,444	11,463,173	(1,988,729)	(17)%
Services and other revenue	655,064	537,562	117,502	22%
Total revenue	$10,129,508	$12,000,735	$(1,871,227)	(16)%

Revenue decreased by $1.9 million, or 16% to $10.1 million for the year ended December 31, 2019, as compared to $12.0 million for the same period in 2018. The decrease is primarily driven by our instrument sales year over year where the number units sold decreased 11% and average selling price (ASP) declined by 10%.
Cost of Revenue
Cost of revenue decreased by $1.9 million, or 22%, to $6.8 million for the year ended December 31, 2019, as compared to $8.7 million for the same period in 2018. The decrease is due to an 11% decline in the number of instrument units sold year over year. In addition, in connection with the market launch of the Saphyr system, including the strategic shift towards minimal selling efforts of Irys, our first generation instrument, the Company recorded a charge of $1.3 million included in cost of revenue to write-down these instruments to net realizable value during the year ended December 31, 2018. We expect the cost of revenue per instrument to decrease in future periods as we benefit from economies of scale and modifications to the components and assembly over time.

Research and Development Expenses
Research and development expenses decreased by $0.4 million, or 4%, to $9.1 million for the year ended December 31, 2019 as compared to $9.5 million for the same period in 2018. The decrease was primarily due to a decrease in foundry-related expenses to design our consumable production line. This was offset by increased employee compensation costs due to headcount additions to our Assays and Regents, Genome Informatics, and Engineering teams in an effort to expand our product offerings and innovation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $5.9 million, or 42%, to $20.2 million for the year ended December 31, 2019 as compared to $14.2 million for the same period in 2018. We incurred increased employee compensation costs due to headcount additions to our global sales and marketing teams as well as back-office support teams to assist with the growth of our world-wide product distribution. In addition, we have incurred increased professional fees to support ongoing business operations and to comply with obligations associated with being a publicly-traded company. Lastly, we have increased our marketing and promotional spending in order to help drive sales. We expect our selling, general and administrative expenses to increase in future periods as the number of sales, technical support and marketing and administrative personnel grows and we continue to broaden our customer base and grow our business.
Interest Expense
Interest expense increased by $0.9 million, or 66%, to $2.3 million for the year ended December 31, 2019, as compared to $1.4 million for the same period in 2018, driven by changes in our long-term debt. During that time, the principal balance of our debt increased from $10 million under the MidCap Financial CSA to $20 million under our Loan and Security Agreement with Innovatus Life Sciences Lending Fund I, LP, as further discussed below.
Change in Fair Value of Preferred Stock Warrants

Change in fair value of preferred stock warrants and expirations decreased to zero for the year ended December 31, 2019 compared to $4.0 million for the same period in 2018. Prior to the IPO, we estimated fair value of the convertible preferred stock warrants at the time of issuance and subsequent remeasurement using the Black-Scholes-Merton model at each reporting date.  On the date of the IPO and going forward, all outstanding warrants are accounted for as equity and are not subject to remeasurement.
Loss on Debt Extinguishment

A loss on debt extinguishment of $1.3 million was recognized during the year ended December 31, 2019 resulting from the decision to pay-off the Credit and Security Agreement with MidCap Financial Trust prior to its maturity date. Similarly, we recognized a loss of $0.3 million for the same period in 2018 when we paid-off the Western Alliance LSA.
Liquidity and Capital Resources
Since our inception, we have incurred net losses and negative cash flows from operations. We incurred net losses of $29.8 million, and $18.5 million, and used $29.5 million and $19.9 million of cash from our operating activities for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $102.6 million and cash and cash equivalents of $17.3 million.
Sources of Liquidity
Prior to August 2018, we financed our operations principally through private placements of our convertible preferred stock, borrowings from credit facilities, and revenue from our commercial operations.
In August 2018, we completed the IPO, in which we sold 3,864,000 units (each unit consisting of one share of common stock and one warrant to purchase one share of our common stock) at a public offering price of $6.125 per unit for net cash proceeds of $19.4 million after deducting underwriters' discounts and commissions of $4.3 million.
In March 2019, we entered into a common stock purchase agreement, or the Aspire Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, subject to the terms, conditions and limitations thereto, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock. Upon execution of the Aspire Purchase Agreement, we sold to Aspire Capital 272,479 shares of common stock at $3.67 per share for proceeds of $1.0 million and Aspire Capital committed to purchase up to $9.0 million of additional shares of our common stock at our request from time to time during the 30 month period beginning on April 23, 2019 and at prices based on the market price at the time of each sale, subject to certain conditions. In consideration for entering into the Aspire Purchase Agreement and concurrently with the execution of the Aspire Purchase Agreement, we issued to

Aspire Capital 69,444 shares of our common stock. In December, 2019, pursuant to the terms of the Aspire Purchase Agreement, we sold 1,067,361 shares of our common stock to Aspire Capital, resulting in $1.1 million in gross proceeds to us.
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
In October 2019, we completed a follow-on public offering, which resulted in gross proceeds to us, before deducting underwriting discounts and commissions and other offering expenses, of approximately $18.0 million.
Preferred stock financings
Through the date of our IPO, we raised approximately $129.3 million in net equity proceeds through sales of our preferred stock.
Loan facilities
In March 2016, we entered into a new term Loan and Security Agreement with Western Alliance Bank, or the Western Alliance LSA, for $7.0 million.
In June 2018, we entered into a new Credit and Security Agreement with MidCap Financial Trust, or the MidCap Financial CSA, which provided a five-year, $15 million term loan facility. The MidCap Financial CSA was secured by a lien covering substantially all of our assets, including intellectual property. Upon executing the agreement, we drew down a $10.0 million term loan from the credit facility. The loan proceeds were used to repay the outstanding $7.0 million balance on the Western Alliance LSA.
In March 2019, we entered into a new Loan and Security Agreement, or the Innovatus LSA, with Innovatus Life Sciences Lending Fund I, LP, or Innovatus, and certain lenders, which provides for borrowings up to $25.0 million pursuant to certain term loans and an additional $5.0 million under a revolving credit line. The Innovatus LSA is secured by a lien covering substantially all of our assets, including our intellectual property. Also in March 2019, we drew down $20.0 million in term loans from the Innovatus LSA. These loan proceeds were used to repay the outstanding balance under the MidCap Financial CSA. Beginning in May 2019, we began drawing down on the revolving credit line.
See Note 7 to our financial statements for a discussion of terms and provisions to the Western Alliance LSA, the Midcap Financial CSA, and the Innovatus LSA.
Note purchase agreement
In February 2018, we entered into a Note Purchase Agreement with various investors, or the Investors, pursuant to which we agreed to sell the Investors 8% Convertible Promissory Notes, or the Convertible Notes, in the original principal amount up to approximately $16.0 million. In the second quarter 2018, we amended the Note Purchase Agreement to, among other things, increase the principal amount available for issuance under the Note Purchase Agreement to approximately $19.4 million. In August 2018, the outstanding convertible promissory notes of $14.3 million and accrued interest was converted into 3,239,294 shares of common stock upon completion of the IPO.
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

	Year Ended December 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(29,529,720)	$(19,943,847)
Investing activities	(61,056)	(331,716)
Financing activities	30,379,420	35,776,395
Operating Activities

Net cash used in operating activities was $29.5 million during the year ended December 31, 2019 as compared to $19.9 million during the year ended December 31, 2018. The increase in cash used in operating activities of $9.6 million is attributed to increased headcount across all business segments, increased professional fees to support ongoing business operations and to comply with obligations associated with being a publicly-traded company, and increased investments in marketing and promotions. These increases are partly offset by lower facilities expense as a result of us subleasing one of our leased facilities in the fourth quarter of 2018.
Investing Activities
Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. We did not use a significant amount of cash in investing activities during the year ended December 31, 2019 as well as for the same period in 2018.
Financing Activities
Historically, we have financed our operations principally through private placements of our convertible preferred stock and promissory notes and borrowings from credit facilities, as well as gross profits from our commercial operations. In August 2018, we completed the IPO. Net cash provided by financing activities was $30.4 million during the year ended December 31, 2019 as compared to $35.8 million during the year ended December 31, 2018, a decrease of $5.4 million. During the year ended December 31, 2019, we had net proceeds of $11.0 million from the Innovatus LSA and Innovatus Purchase Agreement, $2.5 million from the Aspire Purchase Agreement, and net proceeds from our follow-on public offering of $16.0 million. During the same period of 2018, we had net proceeds from the issuance of convertible notes of $14.3 million, IPO net proceeds of $19.4 million, and net debt proceeds of $2.0 million.
Capital Resources
We performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will be sufficient to fund our operations and obligations through the second quarter of 2020, but will not be sufficient to fund our operations and obligations throughout the remainder of the year. We plan to continue to fund our operations through cash and cash equivalents on hand, as well as through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, or other arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects.
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
Revenue Recognition
We generate revenue from the sale of our products, primarily our Saphyr system and related consumables, and related services, which are primarily support, repairs and maintenance services on the instruments. Our products are sold primarily through a direct sales force, and within international markets, there is more reliance on distributors. Revenue is recorded net of sales tax. The following table provides revenue from contracts with customers by business and geographic region on a disaggregated basis:

	Year Ended December 31,
	2019		2018
	$	%	$	%
North America	$5,030,267	50%	$4,594,814	38%
EMEIA	3,627,602	36%	3,954,693	33%
Asia Pacific	1,471,639	14%	3,451,228	29%
Total	$10,129,508	100%	$12,000,735	100%
For the years ended December 31, 2019 and 2018, the United States represented 47% and 38%, and China represented 5% and 17%, respectively of total revenue.
We consider revenue to be earned when all of the following criteria are met: we have a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the amount we expect to receive, including an estimate of uncertain amounts subject to a constraint to ensure revenue is not recognized in an amount that would result in a significant reversal upon resolution of the uncertainty, is determinable; and we have transferred control of the promised items to the customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the contract. The transaction price for the contract is measured as the amount of consideration we expect to receive in exchange for the goods and services expected to be transferred. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control of the distinct good or service is transferred.
Transfer of control for our products is generally at shipment or delivery, depending on contractual terms, but occurs when title and risk of loss transfers to the customer which represents the point in time when the customer obtains the use of and substantially all of the remaining benefit of the product. As such our performance obligation related to product sales is satisfied at a point in time.
Revenue from support and maintenance contracts and extended warranties are recognized over time based on the contract term, which represents a faithful depiction of the transfer of goods and services given the stand-ready nature of the performance obligations. Service revenue related to repairs and customer sample evaluations are recognized as the services are performed based on the specific nature of the service.
We recognize a receivable when it has an unconditional right to payment, which is generally at the time of shipment of consumables and instruments, including any extended warranties, and at the time when services are rendered. Payment terms are typically 30 days for sales to customers in the United States but may be longer in international markets. We treat shipping and handling costs performed after a customer obtains control of the good as a fulfillment cost and record these costs within selling, general and administrative expenses, less any amounts reimbursed by the customer, when the corresponding revenue is recognized.

Some of our contracts have multiple performance obligations. For contracts with multiple performance obligations,we allocate the transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. We determine our best estimate of standalone selling price using average selling prices over 3- to 12-month periods of data depending on the products or nature of the services coupled with current market considerations. If the product or service does not have a history of sales or if sales volume is not sufficient, including instruments under reagent rental agreements, we have estimated the standalone selling price to be the incremental sales price generally charged for consumables to customers under the reagent rental agreements in relation to amounts charged to other customers.

Variable Consideration

We exercise judgment in estimating variable consideration, if any, which would be recorded as a reduction to revenue. To the extent the transaction price includes variable consideration, we apply judgment in constraining the estimated variable consideration due to factors that may cause reversal of revenue recognized. We evaluate constraints based on our historical and projected experience with similar customer contracts.

Our contracts typically do not provide for product returns or refunds. In general, estimates of variable consideration and constraints are not material to our financial statements.

Remaining Performance Obligations

As of December 31, 2019, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $540,140. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations. We expect to recognize approximately 66% of this amount as revenue in 2020, 31% in 2021 and 3% in 2022.

Contract Assets and Liabilities

We disclose accounts receivable separately in the consolidated balance sheets at their net realizable value. Contract assets primarily relate to our conditional right to consideration for work completed but not billed at the reporting date. Contract assets at the beginning and end of the period, as well as the changes in the balance, were immaterial.

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. We record a contract liability, or deferred revenue, when we have an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations. Contract liabilities are classified as other current liabilities and other long-term liabilities on the consolidated balance sheets. We recognized revenue of $270,171 and $74,342 during the years ended December 31, 2019 and 2018, respectively, that was included in the contract liability balance at the end of the previous year.
Distributor Transactions
In certain markets, we sell products and provide services to customers through distributors that specialize in life sciences products. In cases where the product is delivered to a distributor, revenue recognition generally occurs when title transfers to the distributor. The terms of sales transactions through distributors are generally consistent with the terms of direct sales to customers and do not contain return rights. Distributor sales transactions typically differ from direct customer sales as they do not require our services to install the instrument at the end customer or perform the services for the customer that are beyond our standard warranty in the first year following the sale. These transactions are accounted for in accordance with our revenue recognition policy described herein.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Bionano Genomics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bionano Genomics, Inc. and its subsidiaries (the “Company”), as of December 31, 2019 and 2018 and the related consolidated statements of operations, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for each of the two years in the period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations and is not in compliance with the covenants included in its loan agreement with its lender that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
March 10, 2020
We have served as the Company’s auditor since 2017.

Bionano Genomics, Inc.
Consolidated Balance Sheets

	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$17,311,373	$16,522,729
Accounts receivable, net	6,333,963	4,514,333
Inventory	3,443,559	1,068,557
Prepaid expenses and other current assets	1,169,346	919,500
Total current assets	28,258,241	23,025,119
Property and equipment, net	1,949,625	1,777,302
Total assets	$30,207,866	$24,802,421
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,699,153	$1,351,736
Accrued expenses	3,225,431	2,900,129
Contract liabilities	357,492	270,998
Current portion of long-term debt	20,084,945	—
Total current liabilities	26,367,021	4,522,863
Long-term debt, net of current portion	—	9,029,374
Long-term contract liabilities	182,648	304,467
Other non-current liabilities	44,479	808,366
Total liabilities	26,594,148	14,665,070
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized at December 31, 2019 and December 31, 2018; 34,274,469 and 10,055,072 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	3,427	1,004
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Additional paid-in capital	106,187,789	82,898,775
Accumulated deficit	(102,577,498)	(72,762,428)
Total stockholders’ equity	3,613,718	10,137,351
Total liabilities and stockholders’ equity	$30,207,866	$24,802,421
See accompanying notes to the consolidated financial statements.

Bionano Genomics, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018
Revenue:
Product revenue	$9,474,444	$11,463,173
Service and other revenue	655,064	537,562
Total revenue	10,129,508	12,000,735
Cost of revenue:
Cost of product revenue	6,495,693	8,562,042
Cost of service and other revenue	272,454	149,284
Total cost of revenue	6,768,147	8,711,326
Operating expenses:
Research and development	9,080,891	9,484,163
Selling, general and administrative	20,155,376	14,220,331
Total operating expenses	29,236,267	23,704,494
Loss from operations	(25,874,906)	(20,415,085)
Other income (expense)
Interest expense	(2,286,196)	(1,381,024)
Change in fair value of preferred stock warrants and expirations	—	3,991,081
Loss on debt extinguishment	(1,333,496)	(342,164)
Other expenses	(299,424)	(333,689)
Total other income (expenses)	(3,919,116)	1,934,204
Loss before income taxes	(29,794,022)	(18,480,881)
Provision for income taxes	(21,048)	(15,511)
Net loss	$(29,815,070)	$(18,496,392)
Net loss per share, basic and diluted	$(1.99)	$(2.61)
Weighted-average common shares outstanding, basic and diluted	14,977,901	7,077,126
See accompanying notes to the consolidated financial statements.

Bionano Genomics, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

	Series A		Series B		Series B-1		Series C		Series D		Series D-1				Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2018	345,587	$61,847	8,058,170	$842,845	3,437,950	$359,593	23,357,047	$5,547,841	20,652,486	$4,838,379	66,141,257	$31,359,632	77,257	$8	$4,038,817	$(54,266,036)	$(50,227,211)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,496,392)	(18,496,392)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,193,873	—	1,193,873
Stock option exercises	—	—	—	—	—	—	—	—	—	—	—	—	2,062	—	3,499	—	3,499
IPO, net of offering costs	—	—	—	—	—	—	—	—	—	—	—	—	3,864,000	386	19,389,592	—	19,389,978
Conversion of preferred stock upon IPO	(345,587)	(61,847)	(8,058,170)	(842,845)	(3,437,950)	(359,593)	(23,357,047)	(5,547,841)	(20,652,486)	(4,838,379)	(66,141,257)	(31,359,632)	2,850,280	285	43,009,852	—	43,010,137
Conversion of convertible note upon IPO	—	—	—	—	—	—	—	—	—	—	—	—	3,239,294	323	14,898,004	—	14,898,327
Conversion of preferred stock warrants into common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	84,676	—	84,676
Issue warrants for services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	165,000	—	165,000
Issuance of common stock for Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	—	—	—	—	22,179	2	115,462	—	115,464
December 31, 2018	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	10,055,072	$1,004	$82,898,775	$(72,762,428)	$10,137,351
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(29,815,070)	(29,815,070)
Issue common stock, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	11,829,388	1,183	10,958,352	—	10,959,535
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,346,023	—	1,346,023
Stock option Exercises	—	—	—	—	—	—	—	—	—	—	—	—	50,665	6	65,858	—	65,864
Issue stock for covenant waiver	—	—	—	—	—	—	—	—	—	—	—	—	572,917	57	504,110	—	504,167
Reduce warrant exercise price for covenant waiver	—	—	—	—	—	—	—	—	—	—	—	—	—	—	45,787	—	45,787
Issuance of common stock for Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	—	—	—	—	87,969	9	141,697	—	141,706

Issue common stock for debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	201,789	—	201,789
Issue warrants for debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—	629,830	—	629,830
Stock warrant exercises	—	—	—	—	—	—	—	—	—	—	—	—	11,678,458	1,168	9,395,568	—	9,396,736
December 31, 2019	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	34,274,469	$3,427	$106,187,789	$(102,577,498)	$3,613,718

See accompanying notes to the consolidated financial statements.

 Bionano Genomics, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018
Operating activities:
Net loss	$(29,815,070)	$(18,496,392)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization expense	1,127,850	1,320,521
Change in fair value of preferred stock warrants and expirations	—	(3,991,081)
Non-cash interest	883,269	750,474
Stock-based compensation	1,346,023	1,193,873
Provision for bad debt expense	554,867	(262,000)
Inventory impairment	—	1,287,000
Loss on debt extinguishment	1,333,496	342,164
(Gain) loss on disposal of fixed assets	11,918	—
Fair value of warrants issued for services	—	165,000
Other items	—	115,464
Changes in operating assets and liabilities:
Accounts receivable	(2,374,497)	(900,119)
Inventory	(3,641,017)	(418,984)
Prepaid expenses and other current assets	(245,046)	152,012
Accounts payable	1,362,397	(954,377)
Accrued expenses and contract liabilities	(73,910)	(247,402)
Net cash used in operating activities	(29,529,720)	(19,943,847)
Investing activities:
Purchases of property and equipment	(61,056)	(331,716)
Net cash used in investing activities	(61,056)	(331,716)
Financing activities:
Proceeds from issuance of debt, net of issuance costs	19,134,424	23,830,489
Proceeds from borrowing from line of credit	5,113,072	—
Repayments of borrowing from line of credit	(3,615,117)	—
Repayment of long-term debt	(10,812,000)	(7,447,571)
Proceeds from sale of common stock, net of offering costs	19,556,464	19,389,978
Proceeds from sale of common stock under employee stock purchase plan	141,706	—
Proceeds from warrant and option exercises	860,871	3,499
Net cash provided by financing activities	30,379,420	35,776,395
Net increase in cash and cash equivalents	788,644	15,500,832
Cash and cash equivalents at beginning of period	16,522,729	1,021,897
Cash and cash equivalents at end of period	$17,311,373	$16,522,729
Supplemental disclosure of non-cash financing and investing activity:
Transfer of instruments and servers from inventory into property and equipment	$1,266,015	$—
Transfer of instruments and servers from property and equipment into inventory	$—	$242,831
Conversion of convertible note into common stock	$—	$14,898,327
Fair value of stock and warrants issued in conjunction with debt	$831,619	$176,813
Issue stock for covenant waiver	$504,167	$—
Reduce warrant exercise price for covenant waiver	$45,787	$—
Final payment fee due in connection with the repayment of debt classified within other long-term liabilities	$—	$400,000
Conversion of preferred stock warrants into common stock and common stock warrants	$—	$84,676
Property and equipment costs incurred but not paid included in accounts payable and accrued expenses	$—	$3,150
Supplemental disclosure of cash flow information
Interest paid	$1,277,184	$700,353

See accompanying notes to the consolidated financial statements.

Bionano Genomics, Inc.
Notes to the Consolidated Financial Statements

1. Organization and Operations
Description of Business
Bionano Genomics, Inc. (the “Company”) was formed in January 2003. The Company is a life sciences instrumentation company in the genome analysis space. The Company currently develops and markets the Saphyr system, a platform for ultra-sensitive and ultra-specific structural variation detection that enables researchers and clinicians to accelerate the search for new diagnostics and therapeutic targets and to streamline the study of changes in chromosomes, which is known as cytogenetics.
Initial Public Offering
In August 2018, the Company completed its initial public offering (the “IPO”), in which it sold an aggregate of 3,864,000 units (each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock) at a public offering price of $6.125 per unit. The Company received cash proceeds of $19.4 million, net of offering costs of $4.3 million.
In addition, each of the following occurred in connection with the completion of the IPO:

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
The Company has experienced recurring net losses from operations, negative cash flows from operating activities, financial covenant breaches, and significant accumulated deficit since its inception and expects to continue to incur net losses into the foreseeable future. The Company has an accumulated deficit of $102.6 million as of December 31, 2019. In 2019, the Company used $29.5 million cash in operations. As of December 31, 2019, the Company had cash and cash equivalents of $17.3 million. Management expects operating losses and negative cash flows to continue for at least the next year as the Company continues to incur costs related to research and commercialization efforts. Management has prepared cash flows forecasts which indicate that based on the Company’s expected operating losses and negative cash flows and current debt obligations, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements for the year ended December 31, 2019, are issued.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funding. The Company has plans to raise additional capital through equity offerings or debt financings to fulfill its operating and capital requirements for at least 12 months and to maintain compliance with certain financial covenants in its loan agreement. The Company’s plans include continuing to fund its operating losses and capital funding needs through equity or debt financings, strategic collaborations, licensing arrangements, asset sales, or other arrangements. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its products or proprietary technologies or grant licenses on terms that are not favorable to the Company. If the Company does not have or is not able to obtain sufficient funds, it may have to reduce commercialization efforts or delay its development of new products. The Company also may have to reduce marketing, customer support or other resources devoted to its products or cease operations. As a result, the aforementioned conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.
The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the outcome of this uncertainty.
On August 16, 2019, the Company received notice from the Nasdaq Stock Market LLC (“Nasdaq”) that the Company’s stockholders’ equity as reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 did not satisfy the Nasdaq Capital Market continued listing requirement set forth in Nasdaq Stock Market Rule 5550(b)(1), and that, as of August 13, 2019, the Company did not meet the alternative compliance standards to maintain continued listing as set forth in Nasdaq Stock Market Rule 5550(b) (the “Listing Rule”).  In September 2019, the Company submitted a plan to Nasdaq to regain compliance and on October 16, 2019, Nasdaq granted the Company until February 12, 2020 to provide evidence of compliance with the Listing Rule, subject to certain requirements.  On January 17, 2020, the Company received a letter from Nasdaq confirming that the Company had regained compliance with the Listing Rule under the alternative requirement to have a market value of listed securities of at least $35 million.
2. Summary of Significant Accounting Policies
Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company’s revenue recognition for multiple performance obligation arrangements, valuations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, warranty reserves, certain accrued expenses, contingent liabilities, tax reserves, deferred tax rates and recoverability of the Company’s net deferred tax assets and related valuation allowances. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
Basis of Presentation

The consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of the Company’s 100%-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents primarily represent funds invested in readily available money market accounts. The Company has not experienced any losses in such accounts. The Company believes that it is not exposed to any significant credit risk on cash and cash equivalents.
Fair Value of Financial Instruments
The carrying amounts of all cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities are reasonable estimates of their fair value because of the short-term nature of these items.

Concentrations
Credit Risks
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
Sources of Materials and Products
The materials and components for the Company’s product offerings are currently obtained from single or limited sources. The Company competes with other companies for production capacity, therefore, the Company is exposed to a risk of inventory being unavailable at acceptable prices, or at all, if suppliers are unable (or decide) to provide sufficient levels of materials and components and the Company is unable to identify alternative suppliers.
Accounts Receivable
The Company extends credit to its customers in the normal course of business based upon an evaluation of each customer’s credit history, financial condition, and other factors. Estimates of allowances for doubtful accounts are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due, and economic and other factors. Bad debt expense is recorded as necessary to maintain an appropriate level of allowance for doubtful accounts in selling, general and administrative expense. A portion of the receivables are with distributors who are slow payers and the Company is pursuing collection of such receivables. Based on ongoing dialog with these distributors, the Company expects these receivables to be fully collected. For the years ended December 31, 2019 the Company recorded $554,867 as an allowance for doubtful accounts and nothing for the year ended December 31, 2018. Amounts are charged to the allowance for doubtful accounts when collection efforts have been exhausted and are deemed uncollectible.
Accounts receivable is subject to concentration risk whenever a customer has a balance that meets or exceeds 10% of the Company's total accounts receivable balance. As of December 31, 2018, Ultravision Technology Ltd., BioStar Company, and HistoGenetics, represented 13%, 12%, and 10%, respectively, of the Company's total accounts receivable balance. As of December 31, 2019, Gene Company Limited represented 10% of the Company's total accounts receivable balance.
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
The components of inventories are as follows:

	December 31,
	2019	2018

Materials and supplies	$950,846	$161,468
Finished Goods	2,492,713	907,089
	$3,443,559	$1,068,557

In connection with the market launch of the Company’s next generation product, the Saphyr system, including the strategic shift towards minimal selling efforts of the Irys instruments, the Company recorded a charge of $1.3 million included in cost of revenue to write-down these instruments to net realizable value during the year ended December 31, 2018.
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
Long-Lived Assets
The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. Should an impairment exist, the impairment loss would be measured based on the excess over the carrying amount of the asset’s fair value. During the years ended December 31, 2019 and 2018, the Company recognized no impairment loss on long-lived assets. Substantially all of the Company's long-lived assets are located in the U.S.
Revenue Recognition
Revenue by Source

	Year Ended December 31,
	2019	2018
Instrument revenue	$6,762,463	$8,441,325
Consumable revenue	2,711,981	3,021,848
Product revenue	9,474,444	11,463,173
Services and other revenue	655,064	537,562
Total revenue	$10,129,508	$12,000,735

Revenue by Geographic Location

	Year Ended December 31,
	2019		2018
	$	%	$	%
North America	$5,030,267	50%	$4,594,814	38%
EMEIA	3,627,602	36%	3,954,693	33%
Asia Pacific	1,471,639	14%	3,451,228	29%
Total	$10,129,508	100%	$12,000,735	100%
The Company generates revenue from the sale of its products, primarily its Saphyr system and related consumables, and related services, which are primarily support, repairs and maintenance services on the instruments. The Company's products are sold primarily through a direct sales force, and within international markets, there is more reliance on distributors. Revenue is recorded net of sales tax. The table above provides revenue from contracts with customers by business and geographic region on a disaggregated basis. North America consists of the United States and Canada. EMEIA consists of Europe, the Middle East, India and Africa. Asia Pacific includes China, Japan, South Korea, Singapore and Australia. For the years ended December 31, 2019 and 2018, the United States represented 47% and 38%, and China represented 5% and 17%, respectively of total revenue.

The Company considers revenue to be earned when all of the following criteria are met: the Company has a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the amount the Company expects to receive, including an estimate of uncertain amounts subject to a constraint to ensure revenue is not recognized in an amount that would result in a significant reversal upon resolution of the uncertainty, is determinable; and the Company has transferred control of the promised items to the customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the contract. The transaction price for the contract is measured as the amount of consideration the Company expects to receive in exchange for the goods and services expected to be transferred. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control of the distinct good or service is transferred.

Transfer of control for the Company's products is generally at shipment or delivery, depending on contractual terms, but occurs when title and risk of loss transfers to the customer which represents the point in time when the customer obtains control of the product. As such the Company's performance obligation related to product sales is satisfied at a point in time.

Revenue from support and maintenance contracts and extended warranties are recognized over time based on the contract term, which represents a faithful depiction of the transfer of goods and services given the stand-ready nature of the performance obligations. Service revenue related to repairs and customer sample evaluations are recognized as the services are performed based on the specific nature of the service.

The Company recognizes a receivable when it has an unconditional right to payment, which is generally at the time of shipment of consumables and instruments, including any extended warranties, and at the time when services are rendered. Payment terms are typically 30 days for sales to customers in the United States but may be longer in international markets. The Company treats shipping and handling costs performed after a customer obtains control of the good as a fulfillment cost and records these costs within selling, general and administrative expenses, less any amounts reimbursed by the customer, when the corresponding revenue is recognized.

Some of the Company's contracts have multiple performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. The Company determines its best estimate of standalone selling price using average selling prices over 3- to 12-month periods of data depending on the products or nature of the services coupled with current market considerations. If the product or service does not have a history of sales or if sales volume is not sufficient, including instruments under reagent rental agreements, the Company has estimated the standalone selling price to be the incremental sales price generally charged for consumables to customers under the reagent rental agreements in relation to amounts charged to other customers.

Variable Consideration

The Company exercises judgment in estimating variable consideration, if any, and would be recorded as a reduction to revenue. To the extent the transaction price includes variable consideration, the Company applies judgment in constraining the estimated variable consideration due to factors that may cause reversal of revenue recognized. The Company evaluates constraints based on its historical and projected experience with similar customer contracts.

The Company's contracts typically do not provide for product returns or refunds. In general, estimates of variable consideration and constraints are not material to the Company's financial statements.

Remaining Performance Obligations

As of December 31, 2019, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was $540,140. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations. The Company expects to recognize approximately 66% of this amount as revenue in 2020, 31% in 2021 and 3% in 2022. Warranty revenue is included in Service and other revenue.

Contract Assets and Liabilities

The Company discloses accounts receivable separately in the consolidated balance sheets at their net realizable value. Contract assets primarily relate to the Company's conditional right to consideration for work completed but not billed at the reporting date. Contract assets at the beginning and end of the period, as well as the changes in the balance, were immaterial.

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations. Contract liabilities are classified as other current liabilities and other long-term liabilities on the consolidated balance sheets. The Company recognized revenue of $270,171 and $211,697 during the years ended December 31, 2019 and 2018, respectively, which was included in the contract liability balance at the end of the previous year.
Distributor Transactions
In certain markets, the Company sells products and provides services to customers through distributors that specialize in life sciences products. In cases where the product is delivered to a distributor, revenue recognition generally occurs when the distributors obtains control of the product. The terms of sales transactions through distributors are generally consistent with the terms of direct sales to customers and do not contain return rights. Distributor sales transactions typically differ from direct customer sales as they do not require the Company’s services to install the instrument at the end customer or perform the services for the customer that are beyond the standard warranty in the first year following the sale. These transactions are accounted for in accordance with the Company’s revenue recognition policy described herein.

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
Stock-based Compensation
The Company issues stock-based awards as compensation to employees and directors. Stock-based awards may include stock options, stock appreciation rights, vesting stock awards and performance share awards. These awards are accounted for as equity awards. To-date, the Company has issued stock options and recognizes stock-based compensation expense net of actual forfeitures on a straight-line basis over the underlying award’s requisite service period, which is generally the contractual term, as measured using the award’s grant date fair value.
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

Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common share equivalents are only included when their effect is dilutive. Pre-funded warrants from the Company's follow-on offering have been treated as if they were common shares outstanding on the date of issuance. The Company’s potentially dilutive securities which include convertible preferred stock and outstanding stock options under the Company’s equity incentive plans have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (in common stock equivalent shares):

	Year Ended December 31,
	2019	2018
Common stock options	1,742,912	1,282,847
Common warrants	24,026,550	4,062,507
Total	25,769,462	5,345,354

Accounting Standards Updates Adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements and some cost guidance included in the Accounting Standards Codification (ASC). This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The Company adopted the standard on January 1, 2019 using the modified retrospective method. The Company did not have a cumulative effect of initially applying the new standard to all incomplete contracts as there were no changes in the timing of revenue recognition upon adoption. The Company did not elect to apply any practical expedients. In addition to being required, the adoption of this ASU is preferable as it increases comparability in accounting for economically similar transactions across companies in varying industries and provides more useful information to user of financial statements through improved disclosure requirements.
Recently Issued But Not Yet Adopted Accounting Pronouncements
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

3. Fair Value Measurements
The accounting guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: As of December 31, 2019, cash and cash equivalents are valued using level 1.
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
4. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31, 2019	December 31, 2018
Prepayment to supplier	$409,851	$74,685
Prepaid insurance	302,433	460,684
Other current assets	457,062	384,131
Total	$1,169,346	$919,500
5. Property and Equipment, net
Property and equipment, net consist of the following:

	December 31, 2019	December 31, 2018
Computer and office equipment	$476,402	$476,402
Lab equipment	4,623,714	4,437,794
Service equipment placed at customer sites	1,247,328	149,823
Leasehold improvements	1,875,647	1,875,647
	8,223,091	6,939,666
Less accumulated depreciation and amortization	(6,273,466)	(5,162,364)
	$1,949,625	$1,777,302
The Company recorded depreciation expense for property and equipment of $1,127,850 and $1,320,521 for the years ended December 31, 2019 and 2018, respectively, in operating expenses. The cost of product revenue includes $41,118 for the year ended December 31, 2019 and $0 for the year ended December 31, 2018.

6. Accrued Expenses
Accrued expenses consist of the following:

	December 31, 2019	December 31, 2018
Compensation expenses	$1,805,357	$1,832,630
Deferred rent	266,282	268,319
Goods received not invoiced	191,721	—
Professional fees and royalties	213,514	195,854
Employee expense reimbursements	187,516	133,697
Interest	125,743	—
Other	435,298	469,629
Total	$3,225,431	$2,900,129

7. Long-Term Debt

Western Alliance LSA
In March 2016, the Company entered into a new term Loan and Security Agreement with the Western Alliance Bank (the “Western Alliance LSA”) for $7.0 million. The loan proceeds were used to repay the outstanding $5.0 million loan with Square 1 Bank, as required by the twelfth amendment to that certain Loan and Security Agreement with Square 1 Bank.
Additionally, in conjunction with the entry into Western Alliance LSA, the Company issued to Western Alliance Bank a warrant to purchase 510,417 shares of Series D convertible preferred stock at an exercise price of $0.48 per share. The Company valued the warrant to purchase Series D convertible preferred stock using the Black-Scholes-Merton model, and the initial fair value of the warrant to purchase Series D convertible preferred stock of $65,384 was recorded as a debt discount and was being amortized to interest expense over the term of the loan. Upon the closing of the IPO in August 2018, the warrants exercisable for shares of Series D convertible preferred stock were adjusted to warrants exercisable for 11,925 shares of common stock for $20.56 per share. The warrants expire in March 2026.
In December 2016, the Western Alliance LSA was amended, and in conjunction with this amendment, the Company issued to Western Alliance Bank a warrant to purchase 291,667 shares of Series D-1 convertible preferred stock. The Company valued the warrant to purchase Series D-1 convertible preferred stock using the Black-Scholes-Merton model, and the initial fair value of the warrant to purchase Series D-1 convertible preferred stock of $34,300 was recorded as a debt discount and was being amortized to interest expense over the term of the loan. Upon the closing of the IPO in August 2018, the warrants exercisable for shares of Series D-1 convertible preferred stock were adjusted to warrants exercisable for 6,814 shares of common stock for $20.56 per share. The warrants expire in December 2026.
In February 2018, the Western Alliance LSA was amended, requiring the Company to secure $21.0 million in funding prior to June 30, 2018. As part of the amendment, Western Alliance Bank agreed to forbear from exercising any of its default remedies set forth in the Western Alliance LSA as a result of the Company’s previous loan default as of December 31, 2017.
In June 2018, the Western Alliance LSA was amended, replacing previously amended funding requirements and requiring the Company to secure $5.0 million in funding prior to August 3, 2018. Additionally, the amendment restricted the Company’s use of all cash collected from customers, received on and after amendment date, until the Company collected a total of $2.5 million. As part of this amendment, Western Alliance Bank waived the existing default.
In June 2018, the Company repaid the Western Alliance LSA in connection with the MidCap Financial CSA (as defined below).
In November 2018, the Company entered into an Amendment Agreement with Western Alliance Bank to amend (i) that certain Warrant to Purchase Stock, dated March 8, 2016, (ii) that certain Warrant to Purchase Stock, dated December 9, 2016 ((i) and (ii) collectively, the “Bank Warrants”) and (iii) the Western Alliance LSA. Pursuant to Section 2.6(g) of the Western Alliance LSA, the Company was obligated to pay Western Alliance Bank a success fee of $210,000 in connection with the IPO. As part of the Amendment Agreement, this success fee was decreased from $210,000 to $160,000 and the exercise price of the Bank Warrants was decreased to $6.99 per share.
MidCap Financial CSA

In June 2018, the Company entered into a Credit and Security Agreement with MidCap Financial Trust (the “MidCap Financial CSA”) which provided a $15.0 million term loan facility available in a first tranche of $10 million (“Tranche 1”), a second tranche of $2.5 million and a third tranche of $2.5 million. The Company borrowed $10.0 million from Tranche 1 immediately upon execution of the MidCap Financial CSA. Proceeds from the loan were used to repay the outstanding $7.0 million due to Western Alliance LSA.
In March 2019, the Company repaid the MidCap Financial CSA in connection with the Innovatus LSA (as defined below).
The MidCap Financial CSA bore interest at an annual rate of one month LIBOR plus 7.5%, subject to a LIBOR floor of 1.5%. The loan had a 60-month term, with interest only for the first 18 months and straight-line amortization of principal and interest for the remaining 42 months. The MidCap Financial CSA was secured by substantially all of the assets of the Company and was scheduled to mature in July 2023.
The Company paid issuance fees of approximately $0.3 million at the inception of the loan, which was recorded as a debt discount and was recognized as additional interest expense over the term of the loan. Subject to certain limited exceptions, amounts prepaid in relation to the MidCap Financial CSA are subject to a prepayment fee determined by multiplying the amount being prepaid by 4% in the first year of the term, 3% in year two, and 2% thereafter. When the Company paid-off the MidCap Financial CSA, it incurred a prepayment fee of $0.4 million. The prepayment fee is recognized as loss on debt extinguishment during the year ended December 31, 2019. In addition, upon repayment of the total amounts borrowed, the Company was required to pay an end of term charge equal to 4% of the total amount borrowed. Accordingly, an end of term charge of $0.4 million was included in other long-term liabilities on the balance sheet as of December 31, 2018. The end of term charge was being recognized as additional interest expense over the term of the loan. The unamortized portion of the end of term charge was written-off as loss on debt extinguishment during the year ended December 31, 2019 in conjunction with the Company's repayment of the MidCap Financial CSA.
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
Innovatus LSA
In March 2019, the Company entered into a Loan and Security Agreement (the “Innovatus LSA”) by and among Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”), as collateral agent and the lenders listed on Schedule 1.1 thereto, including East West Bank (the “Bank”, and together with the lenders, the “Lenders”). Under the Innovatus LSA, Innovatus agreed, among other things, to make a first term loan of $17.5 million to the Company (the “Term A-1 Loan”), a second term loan of $2.5 million to the Company (the “Term A-2 Loan”) and a third term loan of $5.0 million to the Company (the “Term B Loan”), each upon satisfaction of certain funding conditions. In addition, the Bank has agreed to make available to the Company a revolving line of credit in an amount not to exceed $5.0 million (the “Revolver”).
Under the Innovatus LSA, interest is payable, at the Company’s option (i) in cash at a rate of 10.25% per annum or (ii) at a discounted rate of 7.25% in cash, with 3.0% of the 10.25% per annum rate (the “PIK Loan”) added to the principal of the loan and subject to accruing interest through the end of the interest only payment period. Interest only payments are due on the first of each month through March 2022. Beginning in April 2022, the Company will make equal monthly payments of principal and interest over 24 months. At maturity in March 2024 (or earlier prepayment), the Company is also required to make a final payment equal to 3.75% of the original principal amount borrowed. At inception the Company elected to pay interest in cash at a rate of 7.25% per annum and have 3.0% per annum of the interest added back to the outstanding principal.
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

The Innovatus LSA is collateralized by substantially all of the Company’s assets, including the Company's intellectual property. The Innovatus LSA requires the Company to comply with various affirmative and negative covenants, including: (1) a liquidity covenant requiring the Company to maintain a minimum cash balance at all times in a collateral account; (2) a revenue covenant requiring the Company to meet certain minimum revenue targets measured at the end of each calendar quarter. The Innovatus LSA also includes standard events of default, including a provision that Innovatus could declare an event of default upon non-compliance with covenants or the occurrence of any event that it interprets as having a material adverse change in the Company's business, operations, or condition, a material impairment on the Company's ability to pay the secured obligations under the Innovatus LSA, or upon a material adverse effect on the collateral under the agreement, thereby requiring the Company to repay the loan immediately, together with a prepayment fee and other applicable fees.
Additionally, in connection with the Innovatus LSA, in March 2019, the Company entered into a Common Stock Purchase Agreement (the “Innovatus Purchase Agreement”) with certain entities affiliated with Innovatus (the “Innovatus Investors”), pursuant to which the Company agreed to issue and sell 406,504 shares of common stock at $3.69 per share for proceeds of $1.5 million. Upon execution of the Innovatus Purchase Agreement, the Company sold all of such shares to the Innovatus Investors. Because the shares were issued at a discount to the fair market value of the Company’s common stock on the issuance date, the Company recorded the difference of $0.2 million between the issuance price and fair value which was allocated to the debt on a relative fair value basis.
In March 2019, in connection with the receipt of $20.0 million in funding with respect to the Term A-1 Loan and Term A-2 Loan, the Company issued to Innovatus a warrant to purchase up to 161,987 shares of common stock at an exercise price of $4.63 per share, which has a term of 10 years. The Company applied the Black-Scholes option pricing model to estimate the fair value of the warrants, with the following assumptions: a) risk-free rate of 2.43%; b) expected volatility of 66.93%; c) no dividend would be payable; and d) expected life of 10 years. Based on this model, the aggregate relative fair value of the warrants was determined to be $0.6 million. Subject to the terms of the Innovatus LSA, the warrant to be issued in connection with funding of the Term B Loan will entitle the Lender to purchase up to 40,496 shares of the Company’s common stock and will have an exercise price of $4.63 per share.
The Company paid issuance fees of approximately $0.8 million which was recorded as part of the debt discount. The issuance fees are amortized as additional interest expense over the life of the debt using the effective interest method. The Company recognized the fair value of the warrants and the discount of the common stock as a debt discount and along with the issuance costs will amortize these amounts using the effective interest rate method over the life of the applicable term loan. The effective interest rate as of December 31, 2019 was 13.7%.
In May 2019, the Company began to draw down on its $5.0 million revolving line of credit (the Revolver). Through December 31, 2019, the Company had borrowed $5.1 million and had repaid $3.6 million under the Revolver. The Company may repay and borrow amounts under the Revolver at any time prior to the March 1, 2024 maturity date without penalty or premium, at which time such amounts will become immediately due and payable. The Company’s obligation to repay amounts borrowed under the Revolver is subject to acceleration upon the occurrence of certain specified events, including an event of default and a permitted prepayment of the term loans borrowed under the Loan Agreement. The outstanding balance of amounts borrowed under the Revolver bear interest at a rate equal to 2.0% above the variable rate of interest, per annum, most recently announced by the Bank as its “prime rate,” whether or not such announced rate is the lowest rate available from the Bank.
In June 2019, the Innovatus LSA was amended to among other things: (i) extend the deadline for the Company to maintain its domestic depository and operating accounts with the Bank, subject to a control agreement in favor of Innovatus, to July 31, 2019 and (ii) permit the Company to incur credit card indebtedness in an amount not to exceed $150,000. As of September 30, 2019, the Company did not achieve a certain trailing twelve month revenue covenant under the Innovatus LSA.
In October 2019, the Company obtained a waiver letter (the “Waiver Letter”) from Innovatus, with respect to certain financial covenants under the Innovatus LSA. Pursuant to the Waiver Letter, Innovatus agreed to allow the Company to cure its noncompliance with a revenue covenant as of September 30, 2019 so long as the Company (i) raised at least $10 million in gross proceeds from the sale of its securities in an underwritten public offering by October 31, 2019 and (ii) amended that certain Warrant to Purchase Stock, issued by the Company to Innovatus in March 2019 (the "Innovatus Warrant"), to decrease the exercise price of the Innovatus Warrant from $4.63 per share to $0.48 per share (the “Warrant Amendment”). Also pursuant to the Waiver Letter, as consideration for the prospective waiver of a liquidity covenant, the Company agreed to issue to Innovatus 572,917 shares of the Company's common stock. As a result of the amendment and shares issued, the Company recognized $549,955 in incremental debt issuance cost which is being amortized to interest expense over the remaining term.
In October 2019, the Company completed (i) its follow-on public offering, which resulted in gross proceeds to the Company, before deducting underwriting discounts and commissions and other offering expenses, of approximately $18.0 million and (ii) the Warrant Amendment. In November 2019, the Company entered into a Common Stock Issuance Agreement (the “Innovatus Issuance Agreement”) with Innovatus, pursuant to which it issued Innovatus 572,917 shares of the Company’s common stock in accordance with the terms of the Waiver. Also on November 8, 2019, the Company amended the Innovatus Registration Rights Agreement to include such shares of common stock as Registrable Securities as defined in such agreement.
As of December 31, 2019, the Company did not achieve certain financial covenants under the Innovatus LSA. Subsequent to December 31, 2019, in March 2020, the Company and Innovatus entered into an amendment to the Innovatus LSA to, among other things, waive the events of default from not achieving the specific financial covenants for the December 31, 2019 measurement date, require an immediate partial repayment of $2,100,000 and an additional payment of $2,900,000 on the earlier of completion of an equity raise, as defined in the amendment, or April 30, 2020. In addition, the amendment modified the liquidity covenant that requires the Company to maintain a minimum cash balance, which varies depending on borrowing capacity under the Revolver and operating cash flows but no less than $2 million, as well as modified the events of default. Furthermore, the amendment provides for a cure period for the minimum revenue financial covenants as long as the Company submits updated management plans and financial projections, which are subject to Innovatus approval, and completes an additional equity raise, as defined in the amendment, within 45 days of the breach. The amendment also included a reduction in the minimum revenue covenant amounts. In connection with the March 2020 amendment, the Company is obligated to pay Innovatus a waiver fee in the amount of $200,000 and a prepayment fee of $100,000, payable in cash or Company stock at the Company's election, no later than following completion of the additional equity raise. As of December 31, 2019, the Company has classified all borrowings from Innovatus as current debt as the Company has not yet met the requirements of the cure described above.
Convertible Notes
In February 2018, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with various investors, which included related parties (the “Investors”), pursuant to which the Company agreed to sell to the Investors convertible promissory notes (the “Convertible Notes”) in the original principal amount of up to $16.0 million. In April 2018, the Company amended the Note Purchase Agreement to, among other things, increase the principal amount available for issuance under the Note Purchase Agreement to $18.4 million. In June 2018, the Note Purchase Agreement was amended to increase the principal amount available for issuance from $18.4 million to $19.4 million. In August 2018, the outstanding convertible promissory notes of $14.9 million of principal and interest were converted into 3,239,294 shares of common stock upon completion of the IPO. As of December 31, 2019 and 2018, there are no convertible notes outstanding. The Convertible Notes had a maturity date of September 30, 2018 and were convertible either into the Company’s common stock or convertible preferred stock, dependent on the conversion events.
Summary of Debt Obligations
Debt obligations consist of the following:

	December 31, 2019	December 31, 2018
Innovatus LSA	$20,473,436	$—
MidCap Financial CSA	—	10,000,000
Revolver	1,497,955	—
Total principal	21,971,391	10,000,000
Less: unamortized debt issuance costs	(1,886,446)	(970,626)
Total carrying value of debt	$20,084,945	$9,029,374
Future minimum scheduled principal payments, including the impact of the March 2020 amendment discussed above, for the term loan obligation as of December 31, 2019 are as follows:

December 31, 2019
2020	$5,000,000
2021	—
2022	5,435,837
2023	7,926,346
2024	2,111,253
Total	$20,473,436
The Company's Revolver allows the Company to borrow and repay amounts at any time prior to the maturity date in 2024.

8. Stockholders’ Equity
Common Stock
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

Upon execution of the Aspire Purchase Agreement, the Company sold 272,479 shares of the Company’s common stock to Aspire Capital at $3.67 per share for net proceeds of approximately $1.0 million. Aspire Capital is committed to purchase up to $9.0 million of additional shares of common stock, subject to beneficial ownership limitations, solely at the Company’s request from time to time during a 30 month period beginning in April 2019 and at a per share purchase price equal to the lesser of:

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
In December 2019, pursuant to the terms of the Aspire Purchase Agreement, the Company sold 1,067,361 shares of its common stock to Aspire Capital, resulting in $1,116,067 in gross proceeds to the Company. As of December 31, 2019, due to beneficial ownership limitations, the Company cannot sell additional shares of its common stock to Aspire Capital.

Follow-on Public Offering

In October 2019, the Company completed an underwritten public offering of 10,013,600 shares of its common stock and, to certain investors, pre-funded warrants to purchase 10,923,958 shares of its common stock, and accompanying common warrants to purchase up to an aggregate of 20,937,558 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock.

The public offering price of each share of common stock and accompanying common warrant was $0.86 and $0.859 for each pre-funded warrant and accompanying common warrant. The pre-funded warrants are immediately exercisable at a price of $0.001 per share of common stock. The common warrants are immediately exercisable at a price of $0.86 per share of common stock and will expire five years from the date of issuance. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The gross proceeds to the Company, before deducting offering costs of $2.0 million, were approximately $18.0 million.

Convertible Preferred Stock
Prior to the IPO, there were 121,992,497 shares of convertible preferred stock outstanding. As a result of the IPO, each 42.8 shares of the Company's convertible preferred stock was converted into one share of common stock at a conversion price of $1.3995 for each share of Series A, B and B-1 convertible preferred stock, $1.4043 for each share of Series C convertible preferred stock and $0.48 for each share of Series D and D-1 convertible preferred stock. As of December 31, 2019, there are no shares of the Company's convertible preferred stock outstanding.
Convertible Preferred Stock Warrants
In March 2016, in conjunction with the Western Alliance LSA, the Company issued a warrant to purchase 510,417 shares of Series D convertible preferred stock to Western Alliance Bank at an exercise price of $0.48 per share. Additionally, in conjunction with the first amendment to the Western Alliance LSA, on December 9, 2016, the Company issued a warrant to purchase 291,667 shares of Series D-1 convertible preferred stock to Western Alliance Bank at an exercise price of $0.48 per share. Both of these warrants expire in 2026.
In June 2018, in conjunction with the MidCap Financial CSA, the Company issued a warrant to purchase 625,000 shares of Series D-1 convertible preferred stock to MidCap Financial at an exercise price of $0.48 per share. This warrant expires in 2028.
There were no warrants exercisable for the Company’s convertible preferred stock following the closing of the IPO. Of the 37.2 million warrants previously exercisable for preferred stock, 35.7 million warrants expired on the effective date of the IPO. The remaining 1.5 million warrants previously exercisable for preferred stock were adjusted to become exercisable for common stock. Prior to the IPO, the Company estimated fair value of the convertible preferred stock warrants at the time of issuance and subsequent re-measurement using the Black-Scholes-Merton model at each reporting date. On the date of the IPO and going forward, all outstanding warrants are accounted for as equity and are not subject to re-measurement.
Common Stock Warrants
In November 2018, the Company issued to LifeSci Capital, LLC, a warrant to purchase 44,183 shares of its common stock, and to Russell Creative Group, a warrant to purchase 3,311 shares of its common stock (together, the “Service Provider Warrants”), each having an exercise price of $8.25 per share of the Company's common stock and a term of five years. The Service Provider Warrants were issued in full satisfaction of the Company's obligations to pay to LifeSci Capital, LLC an aggregate of $150,000 for capital advisory and investor relations services and to Russell Creative Group an aggregate of $15,000 for branding and marketing services. The Company valued these warrants using the Black-Scholes-Merton model. The assumptions used in the model were: the fair value of the Company's common stock, an expected life of 10 years, a risk-free interest rate of 2.93%, and an expected volatility of 62.28%.
In November 2018, the Company entered into an amendment agreement with Western Alliance Bank in order to amend the previously issued warrants to purchase preferred stock, dated March 8, 2016 and December 9, 2016, respectively, which, in connection with the IPO, were adjusted to warrants exercisable for shares of common stock. Pursuant to the Amendment Agreement, the exercise price of the Bank Warrants was decreased from $20.56 per share to $6.99 per share. All other terms of the Bank Warrants remain in full force and effect.
A summary of the Company’s warrant activity for the year ended December 31, 2019 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	4,062,507	$6.32	4.67
Granted	32,023,503	$0.57	4.84
Exercised	(11,678,458)	$0.07		$10,457,345
Canceled	(1,502)	$59.90
Outstanding at December 31, 2019	24,406,050	$1.76	4.82	$7,932,689
During the year ended December 31, 2019, the Company recognized debt issuance costs of $675,617 for warrants issued in 2019. During the year ended December 31, 2018, the Company recognized debt issuance costs of $176,813, IPO offering costs of $361,149 and expensed $165,000 for warrants issued in 2018.

Subsequent to December 31, 2019, on March 2, 2020, the Company entered into a Warrants Amendment and Agreement with certain holders of warrants that were exercisable of 3,200,000 shares of common stock. The agreement reduced the exercise price of existing warrants from $.86 per share to $0.75 per share, which were exercised following the amendment, in addition to issuing 3,200,000 new warrants at an exercise price per share of $1.06 that are exercisable six months from the date of issuance and have a contractual term of five years, six months.
2018 Equity Incentive Plan
In August 2018, the Company’s board of directors (the “Board”) and its stockholders adopted the 2018 Equity Incentive Plan (the “2018 Plan”), as a successor to and continuation of the Company’s 2006 Equity Incentive Plan (the “2006 Plan”). Under the 2018 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then its employees, directors and consultants, including employees and consultants of its affiliates. The Company has initially reserved 1,499,454 shares of common stock for issuance under the 2018 Plan, which is the sum of (1) 1,000,000 new shares, plus (2) the number of shares that remained available for issuance under the 2006 Plan at the time the 2018 Plan became effective, and (3) any shares subject to outstanding stock options or other stock awards that were granted under the 2006 Plan that would have otherwise returned to the 2006 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2019 through January 1, 2028, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board. As of December 31, 2019, 196,731 shares of common stock were authorized for future grants under the 2018 Plan.
Stock Options
A summary of the Company’s stock option activity under the 2018 Plan and 2006 Plan is as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	436,341	$5.14	9.0
Granted	886,023	$7.69
Exercised	(2,062)	$1.70		$6,046
Canceled	(37,455)	$5.20
Outstanding at December 31, 2018	1,282,847	$6.90	9.2
Granted	716,960	$3.78
Exercised	(50,665)	$1.30		$151,819
Canceled	(206,230)	$7.20
Outstanding at December 31, 2019	1,742,912	$5.73	8.2	$4,356
Vested and expected to vest at December 31, 2019	1,709,588	$5.81	8.2	$4,356
Vested and exercisable at December 31, 2019	817,026	$6.33	7.4	$—
The weighted-average grant date fair value of stock option grants during the years ended December 31, 2019 and 2018 was $2.16 and $6.99, respectively. The contractual term of stock options granted to employees was 10 years, which is also the maximum contractual term permitted for stock options (and stock appreciation rights) issued under the 2018 Plan. Stock options generally vest or become exercisable monthly over a four-year period.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense for the years ended December 31, 2019 and 2018 was as follows:

	Year Ended December 31,
	2019	2018
Research and development	$240,692	$260,840
General and administrative	1,105,331	933,033
Total stock-based compensation expense	$1,346,023	$1,193,873

The weighted-average assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of the employee stock option grants were as follows:

	Year Ended December 31,
	2019	2018

Risk-free interest rate	2.4%	2.9%
Expected volatility	66.7%	62.1%
Expected term (in years)	5.1	5.2
Expected dividend yield	0.0%	0.0%
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
As of December 31, 2019, the unrecognized compensation cost related to outstanding stock options was $2,512,964 and is expected to be recognized as expense over approximately 2.2 years.
Employee Stock Purchase Plan
In August 2018, the Board and the Company’s stockholders adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). A total of 175,000 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2019, through January 1, 2028, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of the automatic increase, (2) 220,000 shares, or (3) a lesser number of shares as determined by the Board. As of December 31, 2019, 165,402 shares of common stock were authorized for future grants under the ESPP.

9. Commitments and Contingencies
Leases
The Company leases certain office and lab space in San Diego, California under a non-cancelable operating lease, which has been amended from-time-to-time to expand the space and extend the term, which is currently through December 2025. In November 2018, the Company entered into a sublease agreement (the “Sublease”) whereby a subtenant agreed to lease a portion of the office and lab space from the Company through December 2020.
Rent expense was $171,796 and $556,321 for the years ended December 31, 2019 and 2018, respectively, including the offsets for amortization of the leasehold incentive obligation of $225,052 for each of the years ended December 31, 2019 and 2018 and sublease rental income of $422,116 and $35,176 for the years ended December 31, 2019 and 2018, respectively.
The future minimum lease payments required under non-cancelable leases as of December 31, 2019, are summarized as follows:

Year Ending December 31,	Gross Payments	Scheduled Sublease Payments	Net Payments
2020	$902,412	$(464,334)	$438,078
2021	611,061	—	611,061
2022	638,740	—	638,740
2023	666,411	—	666,411
2024	696,388	—	696,388
2025 and thereafter	728,671	—	728,671
Total minimum lease payments	$4,243,683	$(464,334)	$3,779,349
Royalty Agreements
The Company has entered into agreements to market and distribute chips and kits used in its instruments. The Company is obligated to pay royalties based on sales during each annual license period. Such royalty agreements extend through the life of underlying intellectual property which is affected by the patent filing date and jurisdiction.
Certain royalty agreements require the Company to make minimum payments regardless of the level of sales achieved. As of December 31, 2019, annual future minimum royalty payments total $110,000 and are payable through November 2026.
Purchase Commitments
The Company has a contractual commitment with a supplier to purchase $165,000 of products every three months for an initial term of two years beginning in March 2019. The contract can be terminated on 90 days written notice by either party.
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

10. Income Taxes
Significant components of the Company’s deferred tax assets at December 31, 2019 and 2018 are shown below.

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$41,780,806	$35,104,728
Research and development credits	5,007,178	4,577,582
Other	1,406,893	1,725,577
Total	48,194,877	41,407,887
Less: valuation allowance	(48,194,877)	(41,407,887)
Deferred tax assets, net of valuation allowance	$—	$—
The provision for domestic and foreign income taxes is as follows:

	Years Ended December 31,
	2019	2018
Current:
Foreign	$19,492	$13,955
State and local	1,556	1,556
Income tax provision	$21,048	$15,511
The domestic and foreign components of income (loss) from continuing operations are as follows:

	Years Ended December 31,
	2019	2018
Domestic	$(29,851,428)	$(18,515,638)
Foreign	57,406	34,757
Loss before provision for income taxes	$(29,794,022)	$(18,480,881)
A reconciliation of the income tax computed at the federal statutory tax rate to the expense for income taxes are as follows:

	December 31,
	2019	2018
Income taxes at statutory rate	$(6,256,953)	$(3,880,985)
State income taxes, net of federal benefits	(529,351)	(476,179)
Change in valuation allowance	6,786,990	5,617,471
Other permanent differences	449,958	95,852
Research credits	(429,596)	(502,511)
Change in fair value of warrants	—	(838,137)
Income tax expense	$21,048	$15,511
As of December 31, 2019, the Company has federal and state tax net operating loss carryforwards of $176.9 million and $66.0 million, respectively. The federal tax loss carryforwards include $47.9 million that do not expire but utilization is limited to 80% of the Company's taxable income in any given tax year based on current federal tax laws. The remaining federal tax loss carryforwards of $129.0 million and state tax loss carryforwards begin to expire in 2027 and 2023, respectively, unless previously utilized. As of December 31, 2019, the Company also has federal and California research credit carryforwards of $4.9 million and $4.4 million, respectively. The federal research credit carryforwards begin to expire in 2027 unless previously utilized. The California research credits carry forward indefinitely.
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

In addition, utilization of net operating losses and research and development (“R&D”) credit carryforwards may be subject to limitations due to ownership changes that have occurred or that could occur in the future in accordance with applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions.
In 2013, the Company completed its analysis for the period from inception through December 31, 2012, and determined the ownership changes had not resulted in any limitations on the existing net operating losses and R&D credits. However, there may have been ownership changes subsequent to December 31, 2012, that could limit the Company’s ability to utilize the net operating loss and R&D credit carryforwards. Given the Company's ongoing net operating losses, the Company does not expect to utilize any of the net operating loss and R&D credit carryforwards in the near-term but will complete an updated assessment prior to using any in the future.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, are as follows:

	December 31,
	2019	2018
Balance at beginning of the year	$3,389,136	$3,018,563
Increase related to current year positions	319,026	370,573
Balance at the end of the year	$3,708,162	$3,389,136
Due to the valuation allowance position, none of the unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. The Company does not anticipate a significant change in the unrecognized tax benefits during the next twelve months.
The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual of interest and penalties on the Company’s balance sheets and has not recognized interest and penalties in the statements of operations for the years ended December 31, 2019 and 2018.
The Company is subject to taxation in the United States and the United Kingdom. The Company is subject to examination by the United States and state authorities due to the carry forward of unutilized net operating losses and R&D credits.
11. Employee Benefits
The Company has a defined contribution 401(k) plan available to eligible employees. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. The Company expensed matching contributions of $381,670 and $272,507 for the years ended December 31, 2019 and 2018, respectively.
12. Quarterly Financial Data (unaudited)
The unaudited quarterly financial information should be read in conjunction with the financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. The following table contains selected unaudited financial data for each of the indicated periods:

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2019
Revenue	$1,852,746	$2,174,635	$3,312,997	$2,789,130
Cost of Revenue	$1,147,042	$1,555,246	$2,375,100	$1,690,759
Operating Expenses	$6,890,713	$7,463,697	$6,622,993	$8,258,864
Net Loss	$(7,851,743)	$(7,664,566)	$(6,398,166)	$(7,900,595)
	2018
Revenue	$1,768,485	$3,390,009	$2,828,704	$4,013,537
Cost of Revenue	$841,449	$1,813,430	$3,068,332	$2,988,115
Operating Expenses	$5,262,497	$5,588,800	$5,729,212	$7,123,985
Net Loss	$(3,847,362)	$(3,311,476)	$(4,926,097)	$(6,411,457)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting as described below.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive and financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Material Weaknesses in Internal Control over Financial Reporting
During the preparation of our consolidated financial statements for the year ended December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management determined that, as of December 31, 2019, there was a material weakness in our internal control environment over financial reporting because we did not have a sufficient number of resources to support the growth and complexity of our financial reporting requirements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. The foregoing material weakness contributed to a material weakness in our control activities based on the criteria set forth in the 2013 Framework. Specifically, the design of certain controls did not adequately provide appropriate segregation of duties and allow timely completion of financial reporting and accounting activities. The failure to maintain appropriate segregation of duties had a pervasive impact and as such, this deficiency resulted in a risk that could have impacted all financial statement account balances and disclosures. The material weaknesses did not result in any identified material misstatements to our financial statements, and there were no changes to previously released financial results.
Changes in Internal Control over Financial Reporting

Other than the continuation of the implementation of measures described below, there were no material changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Material Weaknesses
Management has been actively engaged in developing and implementing a remediation plan to address the material weaknesses described above. The remediation efforts that are in process or expected to be implemented include the following:

•management has engaged external consultants to assist with our internal accounting functions and further enhance our internal controls which has increased the number of personnel involved in financial reporting.
•we are in the process of hiring a new Chief Financial Officer and other qualified individuals that will increase the number of personnel involved in financial reporting and the control environment.
The additional resources and procedures described above are designed to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures. While the implementation of improved controls and procedures is ongoing, we have determined that as of March 10, 2020 the material weaknesses described above have not been fully remediated.
Attestation Report of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”
Item 9B. Other Information.
On March 6, 2020, we entered into a Second Amendment to Loan Agreement, or the Second LSA Amendment, with Innovatus to amend the Innovatus LSA. Among other things, the Second LSA Amendment amended a certain liquidity covenant, the procedure for cure with respect to our trailing 12 month revenue covenant and the projected revenues applicable to our trailing revenue covenant. The Second LSA Amendment also waived our non-compliance with respect to a trailing 12 month revenue covenant tested as of December 31, 2019. Pursuant to the Second LSA Amendment, we agreed to make a partial prepayment of principal in the amount of $2.1 million on the date of the Second LSA Amendment, which has been made, and an additional partial prepayment of principal in the amount of $2.9 million upon the earlier of April 30, 2020 or the closing of one or more equity financings during a specified period resulting in at least $15.0 million of gross proceeds to us in the aggregate. We also agreed to pay a waiver fee of $200,000 and a prepayment fee of $100,000 in connection with the aggregate prepayment of $5.0 million. The waiver fee and prepayment fee are payable in cash or shares of our common stock at our election. If we pay such fees in the form of common stock, we have agreed to register the resale of such shares on a Registration Statement on Form S-3 within 45 days following the issuance of such shares.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table sets forth information regarding our directors and executive officers as of December 31, 2019.

Name	Age	Position
Executive Officers:
R. Erik Holmlin, Ph.D.	52	President, Chief Executive Officer and Director
Warren Robinson	50	Chief Commercial Officer
Mark Oldakowski	46	Chief Operating Officer
Non-Employee Directors:
David L. Barker, Ph.D.(1)(2)	78	Chairman, Director
Albert Luderer, Ph.D.(2)(3)	71	Director
Christopher Twomey(2)	60	Director
Junfeng Wang(1)(3)	45	Director
Kristiina Vuori, M.D., Ph.D.(1)(3)	52	Director

(1)	Member of the compensation committee.

(2)	Member of the audit committee.

(3)	Member of the nominating and corporate governance committee.
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
Mark Oldakowski. Mr. Oldakowski has served as our Chief Operating Officer since November 2017 and previously served as our Vice President, Product Development and Operations since October 2014. From December 2011 to August 2014, Mr. Oldakowski served as the Senior Director of Engineering and Chief Product Officer at Brooks Life Science Systems, a provider of automation and cryogenic solutions for the life science industry, and from April 2009 to October 2011 as a Director of Engineering at Affymetrix, Inc., a private life science systems company that was acquired by Thermo Fisher Scientific in March 2016. From December 2007 to April 2009, Mr. Oldakowski served as a Senior Manager and Core Team Leader of R&D for Siemens Healthcare Diagnostics, and for the prior 13 years, he developed sequencing and real-time PCR systems at Applied Biosystems, now a part of Thermo Fisher Scientific. Mr. Oldakowski received both his bachelor’s degree in electrical engineering and his master’s degree in computer and systems engineering from Rensselaer Polytechnic Institute.
Non-Employee Directors
David L. Barker, Ph.D. Dr. Barker has served on our board of directors since May 2010, and as Chairman of our board of directors since August 2016. Dr. Barker also serves as a member of the board of directors of AmideBio, Singular Genomics Systems, Symbiotic

Systems, and Aspen Neuroscience. He is also a scientific advisor to MiNDERA Corp. and Luna DNA. He served as Vice President and Chief Scientific Officer at Illumina, Inc., from 2000 to 2007, and on the Illumina scientific advisory board until May 2016. He was previously on the Boards of NextBio, which was acquired by Illumina in 2013, ProteinSimple, which was acquired by Bio-Techne in 2014, Zephyrus Biosciences, Inc., acquired by Bio-Techne in 2016, IntegenX, acquired by Thermo Fisher Scientific in 2018, and Integrated Diagnostics, acquired by Biodesix in 2018. Dr. Barker served from 1998 to 2000 as Vice President and Chief Science Advisor at Amersham Biosciences, now part of General Electric. From 1988 to 1998, Dr. Barker held senior positions, including Vice President of Research and Business Development, at Molecular Dynamics, Inc., until the acquisition of Molecular Dynamics by Amersham. In his academic career, Dr. Barker conducted interdisciplinary research in neurobiology as a postdoctoral fellow at Harvard Medical School, Assistant Professor at the University of Oregon and Associate Professor at Oregon State University. Dr. Barker holds a BS with honors in Chemistry from the California Institute of Technology and a PhD in Biochemistry from Brandeis University. Our board of directors believes Dr. Barker’s extensive experience in managing and leading early stage and established companies within the clinical diagnostic and biotechnology industries qualifies him to serve on our board of directors.
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

Kristiina Vuori, M.D., Ph.D. has served on our board of directors since May 2019. Since January 2010, Dr. Vuori has served as President of Sanford Burnham Prebys Medical Discovery Institute, or the Institute, a non-profit research organization with major research programs in cancer, neurodegeneration, diabetes, and infectious, inflammatory, and childhood diseases. In addition, Dr. Vuori has also held the Pauline and Stanley Foster Presidential Chair at the Institute since January 2010 and served as the Institute’s interim Chief Executive Officer from January 2013 to September 2014, and from September 2017 to present. Since January 1995, Dr. Vuori has served as a Professor at the Institute’s National Cancer Institute designated Cancer Center, an interdisciplinary basic and translational research effort mobilizing over 400 scientists. In addition, from July 2014 to September 2017, Dr. Vuori served on the board of directors of WebMD, and she serves or has served in the past five years on the boards of directors of the American Association for Cancer Research, the California Institute for Regenerative Medicine, and the California Breast Cancer Research Council. Dr. Vuori earned her M.D. and Ph.D. from the University of Oulu, Finland. Our board of directors believes that Dr. Vuori’s experience in biomedical research and as an educator of research scientists, her experience managing a large non-profit research organization, and her various leadership roles qualify her to serve on our board of directors.
Family Relationships
There are no family relationships among our directors, executive officers or persons nominated to become executive officers or directors.

Delinquent Section 16(a) Reports
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
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2019, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners of our capital stock were complied with.
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
Compensation Committee

Our compensation committee consists of Dr. Barker, Mr. Wang and Dr. Vuori. The chair of our compensation committee is Dr. Barker. Our board of directors has determined that each member of the compensation committee is independent under the Nasdaq listing standards, a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and an “outside director” as that term is defined in Section 162(m) of the Code.

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
Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Dr. Luderer, Mr. Wang and Dr. Vuori. The chair of our nominating and corporate governance committee is Dr. Luderer. Our board of directors has determined that each member of the nominating and corporate governance committee is independent under the Nasdaq listing standards, a non-employee director, and free from any relationship that would interfere with the exercise of his or her independent judgment.
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
Item 11. Executive Compensation.
Our named executive officers for the year ended December 31, 2019, consisting of our principal executive officer, the next two most highly compensated executive officers and a former executive officer who would have been included among our highest compensated executive officers but for the fact that he was not serving as an officer as of December 31, 2019, were:

•	R. Erik Holmlin, Ph.D., our Chief Executive Officer;

•	Mike Ward, our former Chief Financial Officer(1);

•	Warren Robinson, our Chief Commercial Officer; and

•	Mark Oldakowski, our Chief Operating Officer.
(1) Mr. Ward terminated service with us effective December 6, 2019.

Summary Compensation Table
The following table presents all of the compensation awarded to or earned by or paid to our named executive officers during the fiscal year ended December 31, 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation(3) ($)	Total ($)
R. Erik Holmlin, Ph.D.	2019	403,636	—	351,002	132,392	11,560	898,590
Chief Executive Officer	2018	389,986	—	1,993,316	132,595	11,360	2,527,257
Mike Ward	2019	289,874	—	145,242	—	11,560	446,676
Former Chief Financial Officer	2018	289,061	—	463,014	78,241	11,360	841,676
Warren Robinson	2019	305,325	—	145,242	72,667	11,560	534,794
Chief Commercial Officer	2018	295,000	—	502,253	88,795	11,360	897,408
Mark Oldakowski	2019	305,325	—	145,242	84,727	11,560	546,854
Chief Operating Officer	2018	295,000	—	258,710	47,354	11,360	612,424

(1)
In accordance with SEC rules, this column reflects the aggregate grant date fair value of stock options granted to our named executive officers during fiscal years ended December 31, 2018 and December 31, 2019 under our 2018 Plan, as determined in accordance with the provisions of FASB ASC Topic 718. The valuation assumptions used in calculating their fair value of the stock options are included in Note 8 to our financial statements included elsewhere in this Annual Report. These amounts do not reflect the actual economic value that may be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(2)	Amounts reported represent bonuses earned for 2018 and paid in 2019 and earned in 2019 and paid in 2020 at the discretion of our board of directors.

(3)
Amounts for 2018 reflect $11,000 for 401(k) matching contributions and $360 for life insurance premiums and amounts for 2019 reflect $11,200 for 401(k) matching contributions and $360 for life insurance premiums.

(4)	Mr. Ward terminated services with us effective December 6, 2019.

Annual Base Salary

The compensation of our named executive officers is generally determined and approved by our board of directors, based on the recommendation of the compensation committee of our board of directors. The 2019 base salaries that became effective as of January 1, 2019 were as follows:

NAME	2019 BASE SALARY ($)
R. Erik Holmlin, Ph.D.	403,636
Mike Ward	308,493
Warren Robinson	305,325
Mark Oldakowski	305,325
Bonus Opportunity

In addition to base salaries, our named executive officers are eligible to receive annual performance-based cash bonuses, which are designed to provide appropriate incentives to our executives to achieve defined annual performance goals and to reward our executives for individual achievement towards these goals. The annual performance-based bonus each named executive officer is eligible to receive is generally based on the extent to which we achieve the corporate goals that our compensation committee establishes each year and, for all except Dr. Holmlin, the individual’s contributions to such achievements. Dr. Holmlin’s payout is based entirely on Company performance, Mr. Robinson’s payout is based upon our achievement of certain specified revenue objectives and Mr. Ward’s and Mr. Oldakowski’s payouts are based on Company performance (50% weighting) and individual performance (50% weighting). At the end of the year, our board of directors reviews each executive’s performance and determines the actual bonus payout to be awarded to each of our named executive officers.

For 2019, the target bonus for Dr. Holmlin was 40% of base salary, for Mr. Ward was 30% of base salary, for Mr. Robinson was a range of 35%-75% of base salary and for Mr. Oldakowski was 30% of base salary. Our corporate performance objectives for 2019, as established by our compensation committee, included achievement of our 2019 operating plan, completion of market development goals, accomplishment of product development milestones, and securing additional financing. In February 2020, our board of directors approved a 82% overall achievement level of our corporate goals and awarded bonuses to our named executive officers, except for Mr. Ward, who terminated service prior to year-end, based on Company achievements and, except for Dr. Holmlin, on individual performance in 2019.
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

Prior to our August 2018 initial public offering, or the IPO, we granted all equity awards pursuant to the 2006 Plan. Following our IPO, we have granted all equity awards pursuant to the 2018 Plan. All options are granted with a per share exercise price equal to no less than the fair market value of a share of our common stock on the date of the grant of such award. Generally our stock option awards vest over a four-year period subject to the holder’s continuous service to us.

In March 2019, our board of directors granted options to purchase 145,000 shares to Dr. Holmlin, 60,000 shares to Mr. Ward, 60,000 shares to Mr. Robinson, 60,000 shares to Mr. Oldakowski. Each option has an exercise price of $4.25 per share and vests as follows: shares subject to the option vest monthly over 48 months beginning on the one-month anniversary of the vesting commencement date, such that the option shall be fully vested and exercisable on the four-year anniversary of the vesting commencement date, provided in each case that the holder is then providing services to us in accordance with the terms of the 2018 Plan. For additional information, please see below under “Outstanding Equity Awards at Fiscal Year-End.”
Agreements with Our Named Executive Officers

Below are descriptions of our employment agreements with our named executive officers. For a discussion of the severance pay and other benefits to be provided in connection with a termination of employment and/or a change in control under the arrangements with our named executive officers, please see “-Potential Payments upon Termination or Change in Control” below.

Dr. Holmlin. We entered into an employment agreement with Dr. Holmlin in January 2011, as amended in March 2011 and in November 2017, which governs the current terms of his employment with us. Pursuant to the agreement, as amended, Dr. Holmlin was entitled to an initial annual base salary of $315,000 (subsequently increased to $403,636) and is eligible to receive an annual performance bonus with a target of 40% of his base salary, with a higher amount possible if goals exceeding target are achieved, as determined by our compensation committee and subject to approval by our board of directors. In addition, Dr. Holmlin was eligible to receive an option to purchase shares of the Company’s common stock representing 5.0% of the fully-diluted equity shares immediately subsequent to the closing of a Series B transaction, which were equal to 2,992 shares of our common stock and were granted in 2011. In addition, Dr. Holmlin’s agreement provided for additional options to be granted in connection with specified events in order to maintain Dr. Holmlin’s ownership percentage, pursuant to which Dr. Holmlin was granted additional options to purchase 1,115 shares in 2012 and 2,546 shares in 2015. No obligations to make additional grants to maintain Dr. Holmlin’s ownership percentage remain under his employment agreement. Dr. Holmlin’s employment is at will.
Mr. Ward. We entered into an employment agreement with Mr. Ward in July 2016, which governed the terms of his employment with us. Pursuant to the agreement, Mr. Ward was entitled to an initial annual base salary of $278,250 (subsequently increased to $308,493) and was eligible to receive an annual performance bonus with a target amount of up to 30% of his base salary, as determined by our board of directors. Mr. Ward’s employment with us ceased on December 6, 2019.

Mr. Robinson. We entered into an employment agreement with Mr. Robinson in November 7, 2017, which governs the current terms of his employment with us. Pursuant to the agreement, Mr. Robinson was entitled to an initial annual base salary of $275,392 (subsequently increased to $305,325) and is eligible to receive an annual performance bonus with a target amount of up to 30% of his base salary (subsequently increased to 35%), as determined by our board of directors. Mr. Robinson’s employment is at will.

Mr. Oldakowski. We entered into an employment agreement with Mr. Oldakowski in November 7, 2017, which governs the current terms of his employment with us. Pursuant to the agreement, Mr. Oldakowski was entitled to an initial annual base salary of $276,925 (subsequently increased to $305,325) and is eligible to receive an annual performance bonus with a target amount of up to 20% of his base salary (subsequently increased to 30%), as determined by our board of directors. Mr. Oldakowski’s employment is at will.
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

Mr. Ward. Pursuant to the terms of Mr. Ward’s employment agreement in place prior to his separation, and subject to his execution of a release, Mr. Ward was eligible to receive (i) six months of continued base salary payments at the rate in effect at the time of termination and (ii) premiums for continued health coverage for six months following the date of termination or until Mr. Ward is no longer eligible for continuation coverage or he becomes eligible for new healthcare eligibility available through new employment, whichever is earlier. Mr. Ward’s services with us ceased on December 6, 2019, and he did not receive any severance payments in connection with such separation.
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

Mr. Oldakowski. Upon termination without cause, and subject to Mr. Oldakowski’s execution of a release, Mr. Oldakowski will be eligible to receive (i) six months of continued base salary payments at the rate in effect at the time of termination and (ii) premiums for continued health coverage for six months following the date of termination or until Mr. Oldakowski is no longer eligible for continuation coverage or he becomes eligible for new healthcare eligibility available through new employment, whichever is earlier.

Each of our named executive officers holds stock options under the 2006 Plan and 2018 Plan that were granted subject to the general terms of the 2006 Plan or the 2018 Plan, as applicable, and the relevant form of stock option agreement. The specific vesting terms of each named executive officer’s stock options are described below under “-Outstanding Equity Awards at Fiscal Year-End.”

Outstanding Equity Awards at Fiscal Year-End
The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2019.

		Option Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price Per Share(2)	Option Expiration Date
R. Erik Holmlin, Ph.D(6)	3/1/2019(3)	27,187	117,813	$4.25	2/28/2029
	10/1/2018(4)	138,9559	117,581	$7.77	9/30/2028
	2/7/2017(5)	96,243	57,744	$1.30	2/6/2027
	1/29/2015	7,284	—	$64.22	1/28/2025
	6/20/2012	1,115	—	$68.50	6/19/2022
	5/16/2011	2,992	—	$42.82	5/15/2021
Mike Ward(6)	3/1/2019	11,250	—	$4.25	2/28/2029
	10/01/2018	32,227	—	$7.77	9/30/2028
	2/7/2017	21,388	—	$1.30	2/6/2027
	1/29/2015	889	—	$64.20	1/28/2025
	4/21/2014	612	—	$81.34	4/20/2024
Warren Robinson	3/1/2019(3)	11,250	48,750	$4.25	2/28/2029
	10/1/2018(4)	35,013	29,627	$7.77	9/30/2028
	2/7/2017(5)	27,269	1,817	$1.30	2/6/2027
	11/9/2015	1,168	—	$64.22	11/8/2025
Mark Oldakowski	3/1/2019(3)	11,250	48,750	$4.25	2/28/2029
	10/1/2018(4)	32,277	27,318	$7.77	9/30/2028
	2/7/2017(5)	32,081	2,138	$1.30	2/6/2027
	1/29/2015	541	—	$64.22	1/28/2025
	1/27/2014	1,086	—	$64.22	1/26/2024

(1)	Option awards were granted under the 2006 Plan and 2018 Plan.

(2)
All of the option awards were granted with a per share exercise price equal to the fair market value of one share of our common stock on the date of grant, as determined in good faith by our board of directors.

(3)
Each option award vests as follows: The shares subject to the option vest monthly over 48 months beginning on the one-month anniversary of the vesting commencement date, such that the option shall be fully vested and exercisable on the four-year anniversary of the vesting commencement date.

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

(6)
All outstanding options under the 2006 option plan, held by Dr. Holmlin and Mr. Ward were amended by our board of directors in August 2018 to suspend the vesting until such time as the price of our common stock is at least $12.00 per share for 90 consecutive trading days, at which point the suspension will automatically and immediately lapse and the awards will vest to the extent they otherwise would have vested pursuant to their terms and notwithstanding the suspension and will continue to vest thereafter under their original vesting schedules. In addition, the suspension will lapse as to the awards held by Dr. Holmlin or Mr. Ward upon Dr. Holmlin's or Mr. Ward`s respective death, disability or upon a change in control of the Company, as such terms are defined in the 2018 Plan.

Perquisites, Health, Welfare and Retirement Benefits

All of our current named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. We pay the premiums for the life, disability, accidental death and dismemberment insurance for all of our employees, including our named executive officers. In addition, we provide a 401(k) plan to our employees, including our named executive officers, as discussed in the section below entitled “-401(k) Plan.” We generally do not provide perquisites or personal benefits to our named executive officers.
Nonqualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, a nonqualified deferred compensation plan sponsored by us during the fiscal year ended December 31, 2019. Our board of directors may elect to provide our officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests
Equity Benefit Plans

The principal features of our equity plans are summarized below. These summaries are qualified in their entirety by reference to the actual text of the plans, which are filed as exhibits to the registration statement of which this Annual Report is a part and are incorporated herein by reference.
2018 Equity Incentive Plan

Our 2018 Plan became effective upon the IPO following approval by our board of directors and our stockholders. As of December 31, 2019, there were 196,731 shares remaining available for the future grant of stock awards under the 2018 Plan. As of December 31, 2019, there were outstanding stock options covering a total of 1,419,177 shares of our common stock that were granted under the 2018 Plan.

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

In the event of a change in control, the board of directors may take any of the above-mentioned actions. Awards granted under the 2018 Plan will not receive automatic acceleration of vesting and exercisability in the event of a change in control, although this treatment may be provided for in an award agreement or other written agreement between the Company and the participant. Under the 2018 Plan, a change in control is generally (1) the acquisition by any person or company of more than 50% of the combined voting power of our then outstanding stock, (2) a merger, consolidation or similar transaction in which our stockholders immediately before the transaction do not own, directly or indirectly, more than 50% of the combined voting power of the surviving entity (or the parent of the surviving entity), (3) a sale, lease, exclusive license or other disposition of all or substantially all of our assets other than to an entity more than 50% of the combined voting power of which is owned by our stockholders, (4) a complete dissolution or liquidation of the Company, or (5) when a majority of our board of directors becomes comprised of individuals who were not serving on our board of directors on the date of the underwriting agreement related to the IPO, or the incumbent board, or whose nomination, appointment, or election was not approved by a majority of the incumbent board still in office.
Amended and Restated 2006 Equity Compensation Plan
Our board of directors adopted and our stockholders originally approved our 2006 Plan in September 2006, and it was subsequently amended and restated in September 2008 and most recently amended in March 2016. No further grants may be made under our 2006 Plan following the IPO, however outstanding awards granted under our 2006 Plan remain subject to the terms of our 2006 Plan and applicable award agreements. As of December 31, 2019, there were options to purchase 323,735 shares of common stock outstanding under the 2006 Plan.
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
2018 Employee Stock Purchase Plan

Additional long-term equity incentives are provided through the 2018 Employee Stock Purchase Plan, or the ESPP, which became effective in connection with the IPO. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. Our compensation committee has the authority, concurrent with our board of directors, to administer the ESPP. Under the ESPP, generally all of our regular employees (including our Named Executive Officers during their employment with us) may participate and may contribute, normally through payroll deductions, up to 15% of their earnings for the purchase of our common stock
The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which our common stock will be purchased for employees participating in the offering. Unless otherwise determined by our compensation committee, shares are purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of our common stock on the first date of an offering or (b) 85% of the fair market value of our common stock on the date of purchase.
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

Director Compensation
Our board of directors adopted a non-employee director compensation policy in July 2018 that became effective upon our IPO and is applicable to each member of our board of directors who is not also serving as an employee or consultant to the Company. This compensation policy provides that each such non-employee director will receive the following compensation for service on our board of directors:

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

Each of the option grants described above will be granted under our 2018 Plan, the terms of which are described in more detail above under “Equity Benefit Plans.” Each such option grant will vest and become exercisable subject to the director’s continuous service to us, provided that each option will vest in full upon a change in control (as defined in the 2018 Plan). The term of each option will be

10 years, subject to earlier termination as provided in the 2018 Plan, provided that upon a termination of service other than for death, disability or cause, the post-termination exercise period will be 12 months from the date of termination. An eligible director may decline all or any portion of his or her compensation by giving notice to the Company prior to the date cash may be paid or equity awards are to be granted, as the case may be.
We have reimbursed and will continue to reimburse all of our non-employee directors for their reasonable out-of-pocket expenses incurred in attending board of directors and committee meetings. Dr. Holmlin, our President and Chief Executive Officer, is also a director but did not receive any additional compensation for his service as a director.
The following table sets forth in summary form information concerning the compensation that was earned by each of our non-employee directors during the year ended December 31, 2019:

NAME	FEES EARNED OR PAID IN CASH	OPTION AWARDS ($)(1)	TOTAL ($)
David L. Barker, Ph.D.	$67,500	$35,000	$102,500
Darren Cai, Ph.D.(2)	$22,458	$35,000	$57,458
Albert Luderer, Ph.D.	$47,500	$35,000	$82,500
Christopher Twomey	$45,000	$35,000	$80,000
Junfeng Wang	$40,000	$35,000	$75,000
Kristiina Vuori, M.D., Ph.D.(3)	$16,978	$50,000	$66,978
Quan Zhou(4)	$32,569	$35,000	$67,569

(1)
The amounts reported reflect the aggregate grant date fair value of each equity award granted to our non-employee directors during the fiscal year ended December 31, 2019, as determined in accordance with the provisions of FASB ASC Topic 718. The valuation assumptions used in calculating these amounts are included in Note 8 to our financial statements included elsewhere in this Annual Report. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts do not reflect the actual economic value that will be realized by our non-employee directors upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options. As of December 31, 2019, the aggregate number of shares outstanding under all options to purchase our common stock held by our non-employee directors were: Dr. Barker, 45,813; Dr. Cai, 6,572; Dr. Luderer 41,608; Mr. Twomey 32,427; Mr. Wang, 32,427; Dr. Vuori 30,274, and Mr. Zhou, 15,044.

(2)	Dr. Cai resigned from our board of directors in August 2019.

(3)	Dr. Vuori was appointed to our board of directors in May 2019.

(4)	Mr. Zhou resigned from our board of directors in December 2019.

In accordance with our compensation policy for non-employee directors, in June 2019, Dr. Vuori was granted an initial option to purchase 30,274 shares of our common stock at an exercise price per share equal to $2.78, the closing price of our common stock on the date of grant, which will vest as described above.

In addition, in accordance with our compensation policy for non-employee directors, in June 2019, each of Dr. Barker, Dr. Cai, Dr. Luderer, Mr. Twomey, Mr. Wang and Mr. Zhou were granted an option to purchase 21,911 shares of our common stock at an exercise price per share equal to $2.78, the closing price of our common stock on the date of grant, which will vest as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
PRINCIPAL STOCKHOLDERS
The following table sets forth information regarding beneficial ownership of our capital stock as of December 31, 2019 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current executive officers and directors as a group.
We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are exercisable as of February 29, 2019, which is 60 days after December 31, 2019. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The following table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Bionano Genomics, Inc., 9540 Towne Centre Drive, Suite 100, San Diego, California 92121.

Name of Beneficial Owner	Shares Owned Directly	Options Exercisable within 60 Days of 12/31/2019	Warrants	Number of Shares Beneficially Owned(1)	%(2)
Greater than 5% Stockholders
LC Fund VI, L.P. and Affiliates(3)	2,906,915		—	2,906,915	8.5%
Wealth Strategy Holding Limited (4)	975,000		975,000	1,950,000	5.5%
Hudson Bay Capital Management LP(5)	—	—	2,020,000	2,020,000	5.6%
Entities affiliated with Innovatus Life Sciences GP, LP(6)	1,354,421	—	536,987	1,891,408	5.4%
Directors and Named Executive Officers	**	**	**	**
David L. Barker, Ph.D.	3,894	32,666	3,894	40,454	*
R. Erik Holmlin, Ph.D.	3,026	29,511	1,630	34,167	*
Albert Luderer, Ph.D	—	28,461	—	28,461	*
Mark Oldakowski	9,736	78,356	815	88,907	*
Warren Robinson	3,932	81,710	—	85,642	*
Christopher Twomey	19,500	19,280	19,500	58,280	*
Junfeng Wang(3)	2,906,915	19,280	—	2,926,195	8.5%
Mike Ward	—	66,416	—	66,416	*
Kristiina Vuori, M.D., Ph.D.	—	6,727	—	6,727	*
All directors and executive officers as a group (9 persons)	2,947,003	362,407	25,839	3,335,249	9.6%

Shares outstanding as of 12/31/2019	—	—	—	34,274,469

*	Represents beneficial ownership of less than 1%.

(1)
Beneficial ownership is determined in accordance with SEC rules. In computing the beneficial ownership we have included shares for which the named person has sole or shared power over voting or investment decisions. The number of shares of common stock beneficially owned includes common stock which the named person has the right to acquire, through option exercise or otherwise, within 60 days after December 31, 2019.

(2)
For each named person, the percentage ownership includes common stock that the person has the right to acquire within 60 days after December 31, 2019, as described in Footnote 1. However, such shares are not deemed outstanding with respect to the calculation of ownership percentage for any other person. In some cases, beneficial ownership calculations for five percent or greater stockholders are based solely on publicly-filed Schedules 13D or 13G, which five percent or greater stockholders are required to file with the SEC, and which generally set forth ownership interests as of December 31, 2019 unless otherwise provided.

(3)
Based solely on a Schedule 13G filed with the SEC by the reporting persons on June 7, 2019, the indicated ownership consists of (i) 426,900 shares of common stock held by LC Fund VI, L.P., (ii) 20,656 shares of common stock held by LC Parallel Fund VI, L.P., (iii) 1,325,359 shares of common stock held by LC Healthcare Fund I, L.P., and (iv) 1,134,000 shares of common stock held by Rosy Shine Limited and (v) 19,280 shares of common stock subject to options exercisable as of February 29, 2020 held by Junfeng Wang. Each of LC Fund VI, L.P., LC Parallel Fund VI, L.P., and LC Healthcare Fund I, L.P., collectively referred to as the LC Funds, are ultimately controlled and managed by Legend Capital, a limited liability Chinese company. Legend Capital is ultimately controlled by a management team consisting of three key individuals, Linan Zhu, Hao Chen, and Nengguang Wang. In addition, Junfeng Wang and Quan Zhou are Managing Directors of Legend Capital. Each of these individual managers of Legend

Capital shares voting and investment power over the shares held by the LC Funds. Rosy Shine Limited is ultimately controlled and managed by Legend Holdings, a limited liability Chinese joint stock company listed on a Stock Exchange of Hong Kong (3396). The board of directors of Legend Holdings has sole voting and investment power over the shares held by Rosy Shine Limited. None of the members of the board of directors has individual voting or investment power with respect to such shares and each disclaims beneficial ownership of such shares. The address of the principal place of business for each of the above entities except Legend Holdings is Legend Capital, 16/F, Tower B, Raycom Infotech Park, No.2 Kexueyuan South Road, Zhongguancun, Haidian District, Beijing 100190, People’s Republic of China. The Schedule 13G filed by the reporting persons provides information as of April 2, 2019 and, consequently, the beneficial ownership of the reporting persons may have changed between April 2, 2019 and December 31, 2019. The address of the principal place of business for Legend Holdings is Room 1701, 17/F, Block 1, Court No. 2, Ke Xue Yuan Nanlu, Haidian District, Beijing, People’s Republic of China.

(4)
Based solely on a Schedule 13G filed with the SEC by the reporting person on December 14, 2018, the indicated ownership consists of 975,000 shares of common stock and 975,000 shares of common stock issuable upon the exercise of warrants held by Wealth Strategy Holding Limited. According to the Schedule 13G, Mr. Kung Hung Ka may be deemed to have sole voting and dispositive power with respect to the shares held by Wealth Strategy Holding Limited. The Schedule 13G/A filed by the reporting person provides information as of August 21, 2018 and, consequently, the beneficial ownership of the reporting person may have changed between August 21, 2018 and December 31, 2019. The address for Wealth Strategy Holding Limited listed in the Schedule 13G is Level 12, International Commerce Centre, 1 Austin Road West, Kowloon, Hong Kong.

(5)
Based solely on a Schedule 13G filed with the SEC by the reporting person January 31, 2020, the indicated ownership consists of 2,020,000 shares of common stock issuable upon the exercise of warrants held by Hudson Bay Master Fund Ltd. According to the Schedule 13G, Hudson Bay Capital Management LP acts as investment manager to Hudson Bay Master Fund Ltd., and Mr. Sander Gerber, a United States citizen, serves as managing member of Hudson Bay Capital GP LLC, which is a general partner of Hudson Bay Capital Management LP. Hudson Bay Capital Management LP and Mr. Sander Gerber may be deemed to have shared voting and dispositive power with respect to the shares held by Hudson Bay Master Fund Ltd. The address for Hudson Bay Capital Management LP and Mr. Sander Gerber listed in the Schedule 13G is 777 Third Avenue, 30th Floor, New York, NY 10017.

(6)
The indicated ownership consists of (i) 839,781 shares of common stock and 332,948 shares of common stock issuable upon the exercise of warrants held by Innovatus Life Sciences Lending Fund I, LP, or Innovatus, and (ii) 514,640 shares of common stock and 204,039 shares of common stock issuable upon the exercise of warrants held by Innovatus Life Sciences Offshore Fund I-A, LP., or Innovatus Offshore. Innovatus Life Sciences GP, LP, or Innovatus GP, is the general partner of Innovatus Life Sciences Lending Fund I, LP, or Innovatus. Innovatus Capital Partners LLC, or Innovatus Manager, serves as investment manager to each of Innovatus and Innovatus Life Sciences Offshore Fund I-A, LP, or Innovatus Offshore. Innovatus Life Sciences Offshore GP, LP, or Innovatus Offshore GP, is the general partner of Innovatus Offshore. Each of Innovatus GP, Innovatus, Innovatus Manager, Innovatus Offshore GP and Innovatus Offshore are collectively referred to as the Innovatus Entities. Innovatus Flagship Parent GP, LLC, or Innovatus Holdings, is the parent company of Innovatus GP and Innovatus Offshore Parent GP, LLC, or Innovatus Offshore Holdings. David Schiff, a citizen of the United States, is the principal shareholder of each of Innovatus Holdings and Innovatus Offshore Holdings, collectively referred to as the Parent Entities, and could be deemed to exercise voting and investment power over the Parent Entities and the Innovatus Entities. The address of the principal place of business for each of the Parent Entities and David Schiff is 777 Third Avenue, 25th Floor New York, NY 10017.

Equity Compensation Plan Information
The following table provides information as of December 31, 2019 with respect to equity compensation plans (including individual compensation arrangements) under which the Company’s common stock is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders
Amended and Restated 2006 Equity Compensation Plan	323,735	$4.70	—
2018 Equity Incentive Plan	1,419,177	$5.96	196,731
2018 Employee Stock Purchase Plan			165,402
Equity compensation plans not approved by stockholders
None
Total	1,742,912	$5.73	362,133

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Other than compensation arrangements for our directors and executive officers, which are described elsewhere in this Annual Report, below we describe transactions since January 1, 2017 to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed the lesser of (a) $120,000 or (b) 1% of our total assets at December 31, 2018 or 2019; and

•
any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Series D-1 Convertible Preferred Stock Financing

In February, March, April, May, July, August and November 2017, we issued and sold, in a series of closings, an aggregate of 36,974,586 shares of our Series D-1 convertible preferred stock at a purchase price of $0.48 per share for an aggregate gross proceeds of approximately $17.7 million. The following table summarizes the Series D-1 convertible preferred stock purchased by affiliates of our executive officers and of members of our board of directors and holders of more than 5% of our outstanding capital stock:

Name of Participant	Shares of Series D-1 Convertible Preferred Stock	Aggregate Purchase Price
Full Succeed International Limited	10,416,667	$5,000,000
LC Healthcare Fund I, L.P.	6,472,371	$3,106,738
Praise Alliance International Limited	6,250,000	$3,000,000
Entities affiliated with Domain Partners VIII, L.P.(1)	3,710,247	$1,780,919
Han Cao, Ph.D.	104,167	$50,000

(1)	Includes (i) $1,767,801 in cash from Domain Partners VIII, L.P., and (ii) $13,117 in cash from DP VIII Associates, L.P.
Convertible Promissory Note Financing
In February 2018, we issued convertible promissory notes in the aggregate principal amount of approximately $13.4 million with an interest rate of 8% per annum. In August 2018, $14.9 million of principal and interest outstanding under the convertible promissory notes converted into an aggregate of 3,239,294 shares of common stock upon completion of our IPO.
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
One of our current directors, Junfeng Wang, and one of our former directors, Quan Zhou, is affiliated with LC Fund VI, L.P. (and its affiliated entities that participated in the financings described above).
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

Indemnification Agreements
We have entered, and intend to continue to enter, into separate indemnification agreements with our directors and executive officers, in addition to the indemnification provided for in our amended and restated bylaws. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at our request. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.
The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may decline in value to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.
Policies and Procedures for Transactions with Related Persons
In 2018, the Company adopted a written Related-Person Transactions Policy that sets forth the Company’s policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of the Company’s policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any “related person” are participants involving an amount that exceeds $120,000.
Transactions involving compensation for services provided to the Company as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.
Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board) or the Board for consideration and approval or ratification. The presentation must include a description of, among other things, all of the parties, the direct and indirect interests of the related parties, the purpose of the transaction, the material facts, the benefits of the transaction to us and whether any alternative transactions are available, an assessment of whether the terms are comparable to the terms available from unrelated third parties and management’s recommendation. To identify related-person transactions in advance, the Company relies on information supplied by its executive officers, directors and certain significant stockholders. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to the Company, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders, as the Audit Committee determines in the good faith exercise of its discretion.
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
Item 14. Principal Accounting Fees and Services.
The following table summarizes the aggregate fees billed to the Company by its independent registered public accounting firm, Deloitte & Touche, LLP, for the fiscal years ended December 31, 2019 and 2018:

	2019	2018
Audit fees (1)	$615,000	$1,020,000
Audit-related fees (2)	46,000	49,000
Tax fees (3)	19,700	20,000
All other fees (4)	—	2,000
Total	$680,700	$1,091,000

(1)
Audit fees consist of fees billed for professional services rendered for the audit of the consolidated annual financial statements of the Company, review of the interim condensed consolidated financial statements included in quarterly reports, review of the SEC-filings associated with the Company's IPO in 2018, and services that are normally provided by Deloitte & Touche, LLP in connection with statutory and regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements of the Company and are not reported under "Audit fees." For the fiscal years ended December 31, 2019 and 2018, these fees primarily related to miscellaneous professional services.

(3)
Tax fees consist of fees billed for professional services rendered for tax compliance, advice and planning. For the fiscal years ended December 31, 2019 and 2018, these services included assistance regarding federal and state tax compliance and consultations regarding various income tax issues.

(4)	All other fees for the fiscal year ended December 31, 2018 related to software subscription services.
In considering the nature of the services provided by Deloitte & Touche, LLP, the audit committee determined that such services were compatible with the provision of independent audit services. The audit committee discussed these services with Deloitte & Touche, LLP and Management to determine that they were permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the Public Company Accounting Oversight Board. The audit committee requires that all services performed by Deloitte & Touche, LLP be pre-approved prior to the services being performed. During the fiscal years ended December 31, 2019 and 2018, all services were pre-approved in accordance with these procedures.

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

(3)	Exhibits
A list of exhibits file with this Annual Report or incorporated herein by reference can be found in the Exhibit Index below.
Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
4.1(2)	Form of Common Stock Certificate
4.2(2)	Form of Warrant to Purchase Series B-1 Preferred Stock issued to Square 1 Bank.
4.3(2)	Form of Warrant to Purchase Series D Preferred Stock issued to Western Alliance Bank.
4.4(2)	Warrant to Purchase Series D-1 Preferred Stock issued to Western Alliance Bank.
4.5(2)	Form of Warrant to Purchase Series D-1 Preferred Stock issued to Midcap Financial Trust.
4.6(2)	Form of Warrant to Purchase Common Stock Issued to Underwriters.
4.7(2)	Form of Warrant Certificate (included in Exhibit 4.8).
4.8(2)	Form of Warrant Agent Agreement by and between the Registrant and American Stock Transfer & Trust Company LLC, as warrant agent.
4.9(3)	Form of Warrant to Purchase Common Stock for Service Providers.
4.10(4)	Form of Warrant to Purchase Common Stock for Innovatus.
4.11(4)	Registration Rights Agreement, dated March 14, 2019, between the Company and Aspire Capital Fund, LLC.
4.12(4)	Registration Rights Agreement, dated March 14, 2019, by and among the Company and the Innovatus Investors.
4.13(5)	Form of Warrant to Purchase Common Stock issued to Investors in October 2019 Public Offering.
4.14(5)	Form of Pre-Funded Warrant issued to Investors in October 2019 Public Offering.
4.15	Warrant Amendment Agreement, dated October 30, 2019, by and between the Company and Innovatus.
4.16	Description of the Company’s Securities.
10.1(2)	Fifth Amended and Restated Investors’ Rights Agreement, dated August 5, 2016 as amended.
10.2+(2)	Bionano Genomics, Inc. Amended and Restated 2006 Equity Compensation Plan (the “2006 Plan”).
10.3+(2)	Forms of grant notice, stock option agreement and notice of exercise under the 2006 Plan.
10.4+(6)	Bionano Genomics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”).
10.5+(2)	Forms of grant notice, stock option agreement and notice of exercise under the 2018 Plan.
10.6+(6)	Bionano Genomics, Inc. 2018 Employee Stock Purchase Plan.
10.7+(2)	Form of Indemnification Agreement by and between the Registrant and each director and executive officer.
10.8+(2)	Bionano Genomics, Inc. Non-Employee Director Compensation Policy.
10.9+(2)	Credit and Security Agreement by and between the Registrant, Midcap Financial Trust and the Lenders listed on the Schedule of Lenders attached thereto, dated June 29, 2018.
10.10+(2)	Employment Agreement by and between the Registrant and R. Erik Holmlin, Ph.D., dated November 7, 2017, as amended.

Exhibit Number	Description
10.11+(2)	Employment Agreement by and between the Registrant and Han Cao, Ph.D., dated November 7, 2017, as amended.
10.12+(2)	Employment Agreement by and between the Registrant and Mike Ward, dated July 1, 2016.
10.13+(2)	Employment Agreement by and between the Registrant and Warren Robinson, dated November 7, 2017.
10.14+(2)	Employment Agreement by and between the Registrant and Mark Oldakowski, dated November 7, 2017.
10.15(2)	Loan and Security Agreement by and between the Registrant and Western Alliance Bank, dated March 8, 2016.
10.16(2)	First Amendment to the Loan and Security Agreement by and between the Registrant and Western Alliance Bank, dated December 9, 2016.
10.17(2)	Second Amendment to the Loan and Security Agreement by and between the Registrant and Western Alliance Bank, dated May 2, 2017.
10.18(2)	Third Amendment to the Loan and Security Agreement by and between the Registrant and Western Alliance Bank, dated November 20, 2017.
10.19(2)	Forbearance and Fourth Amendment to the Loan and Security Agreement by and between the Registrant and Western Alliance Bank, dated February 9, 2018.
10.20(2)	Lease by and between the Registrant and The Irvine Company LLC, dated January 16, 2012.
10.21(2)	First Amendment to the Lease by and between the Registrant and The Irvine Company LLC, dated September 10, 2013.
10.22(2)	Second Amendment to the Lease by and between the Registrant and The Irvine Company LLC, dated July 1, 2015.
10.23#(2)	Master Services Agreement by and between the Registrant and Skorpios Technologies, Inc. (f/k/a Novati Technologies, Inc. and f/k/a SVTC Technologies, LLC), dated March 2, 2009, as amended.
10.24#(2)	Manufacturing Services Agreement by and between the Registrant and Paramit Corporation, dated February 18, 2015.
10.25#(2)	License Agreement by and between Princeton University and the Registrant, dated January 7, 2004.
10.26#(2)	First Amendment to the License Agreement by and between Princeton University and the Registrant, dated December 17, 2004.
10.27#(2)	Second Amendment to the License Agreement by and between Princeton University and the Registrant, dated February 25, 2010.
10.28#(2)	Third Amendment to the License Agreement by and between Princeton University and the Registrant, dated October 17, 2011.
10.29#(2)	Fourth Amendment License Agreement by and between Princeton University and the Registrant, dated February 9, 2012.
10.30#(2)	Agreement by and between the Registrant and Berry Genomics Co., Ltd. dated August 2, 2016.
10.31#(2)	Sublicense Agreement by and between the Registrant and Industry 3200 dated December 27, 2013.
10.32#(2)	License Agreement by and between the Registrant and Q Biotechnology CV dated May 1, 2014.
10.33#(2)	Amendment to Non-Exclusive Patent License Agreement by and between the Registrant and Q Biotechnology CV dated May 1, 2014.
10.34#(2)	License Agreement by and between the Registrant and New York University dated November 4, 2013.
10.35#(2)	Option and Sublicense Agreement by and between the Registrant and Pacific Biosciences of California, Inc. dated February 2, 2016.
10.36(2)	Note Purchase Agreement by and among the Registrant and the Investors listed on Exhibit A thereto, dated February 9, 2018.
10.37(2)	First Amendment to Note Purchase Agreement by and among the Registrant and the Investors listed on the Schedule of Investors attached thereto, dated April 2, 2018.
10.38(2)	Fifth Amendment to Loan and Security Agreement by and between the Registrant and Western Alliance Bank, dated June 13, 2018.
10.39#(2)	Amendment to Patent Sublicense Agreement by and between the Registrant and Industry 3200, dated June 28, 2018.
10.40(2)	Second Amendment to Note Purchase Agreement by and between the Registrant and the Investors listed on the Schedule of Investors attached thereto, dated June 29, 2018.
10.41(2)	Omnibus Amendment to Convertible Promissory Notes by and among the Registrant and the Holders identified in the signature pages thereto, dated June 29, 2018.
10.42(2)	Omnibus Amendment to Convertible Promissory Notes by and among the Registrant and the Holders identified in the signature pages thereto, dated August 14, 2018.
10.43(2)	Omnibus Amendment to Warrants to Purchase Series B-1 Preferred Stock by and among the Registrant and the Holders identified in the signature pages thereto, dated August 14, 2018.
10.44(2)	Omnibus Amendment to Warrants to Purchase Series D Preferred Stock by and among the Registrant and the Holders identified in the signature pages thereto, dated August 14, 2018.

Exhibit Number	Description
10.45(3)	Amendment Agreement, by and between the Registrant and Western Alliance Bank, dated November 19, 2018.
10.46(4)	Common Stock Purchase Agreement, dated March 14, 2019, between the Company and Aspire Capital Fund, LLC.
10.47(4)	Loan and Security Agreement, dated March 14, 2019, by and among the Company, Innovatus Life Sciences Lending Fund I, LP and the Lenders listed on Schedule 1.1 thereto.
10.48(7)	Waiver and First Amendment to Loan and Security Agreement, dated June 25, 2019, by and among the Company, Innovatus Life Sciences Lending Fund I, LP and East West Bank.
10.49	Second Amendment to Loan Agreement, dated March 6, 2020, by and among the Company, Innovatus Life Sciences Lending Fund I, LP and East West Bank.
10.50(4)	Common Stock Purchase Agreement, dated March 14, 2019, by and among the Company and the Innovatus Investors.
22.1(2)	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 24, 2018.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-225970), as amended.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2018.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 14, 2019.
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-233828), as amended.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-227073).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2019.
+	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
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

Company Name

Date: March 10, 2020	By:	/s/ R. Erik Holmlin, Ph.D.
R. Erik Holmlin, Ph.D.
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Erik Holmlin, Ph.D, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Bionano Genomics, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Erik Holmlin, Ph.D.	Chief Executive Officer and Director (Principal Executive and Financial Officer)	March 10, 2020
R. Erik Holmlin, Ph.D.

/s/ Mark Adamchak	Controller (Principal Accounting Officer)	March 10, 2020
Mark Adamchak

/s/ David L. Barker, Ph.D.	Director	March 10, 2020
David L. Barker, Ph.D.

/s/ Albert A. Luderer, Ph.D.	Director	March 10, 2020
Albert A. Luderer, Ph.D.

/s/ Junfeng Wang	Director	March 10, 2020
Junfeng Wang

/s/ Christopher Twomey	Director	March 10, 2020
Christopher Twomey

/s/ Kristiina Vuori, M.D., Ph.D.	Director	March 10, 2020
Kristiina Vuori, M.D., Ph.D.