Form 10-Q
period 2020-03-31
Bionano Genomics, Inc
filed 2020-06-18
CIK 1411690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and ‘‘emerging growth company’’ in Rule 12b-2 of the Exchange Act.

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

As of June 16, 2020, the registrant had 83,915,045 shares of Common Stock ($0.0001 par value) outstanding.

Explanatory Note

The Company is relying on the order issued by the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2020 (Release No. 34-88465) (the “SEC Order”) to delay the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (this “Quarterly Report”) due to circumstances related to the COVID-19 pandemic.

The Company’s operations and business have experienced significant disruptions due to the unprecedented conditions surrounding the ongoing COVID-19 pandemic, including the various measures that federal, state, and local jurisdictions have taken in response to the crisis. In particular, the Company’s management team has had to devote significant time and attention to the impact of COVID-19 on the Company’s operations and financial position, and redirect substantial resources to addressing various operational and financial considerations, including, without limitation:

•	evaluating the impact of COVID-19 on the Company’s global operations, including with respect to its key global suppliers, distributors and customers, including in China, Europe and the United States;

•	addressing the impact of COVID-19 on the Company’s global commercialization efforts;

•	planning and implementing measures to conserve the Company’s resources;

•	devoting significant time to addressing issues raised by potential customer delays in payment or defaults on significant purchase orders;

•	monitoring, understanding and evaluating the impact of recent legislation and governmental orders, including with respect to the CARES Act and stay-at-home orders; and

•
modifications to the Company’s business practices, including those related to employee access to computers, equipment and important documents located at its closed offices, and the limitations on interactions between key members of the Company’s finance and accounting teams.

BIONANO GENOMICS, INC.

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of March 31, 2020 (Unaudited) and December 31, 2019	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (Unaudited)	4
Condensed Consolidated Statements of Stockholders' Equity (Deficit) for the three months ended March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	22
PART II. OTHER INFORMATION	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27
SIGNATURES	29

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIONANO GENOMICS, INC.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$8,144,000	$17,311,000
Accounts receivable, net	4,115,000	6,334,000
Inventory, net	3,611,000	3,444,000
Prepaid expenses and other current assets	1,112,000	1,169,000
Total current assets	16,982,000	28,258,000
Property and equipment, net	2,120,000	1,950,000
Total assets	$19,102,000	$30,208,000

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,176,000	$2,699,000
Accrued expenses	2,725,000	3,225,000
Contract liabilities	318,000	358,000
Current portion of long-term debt	16,969,000	20,085,000
Total current liabilities	23,188,000	26,367,000
Long-term contract liabilities	127,000	183,000
Other non-current liabilities	—	44,000
Total liabilities	23,315,000	26,594,000
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 200,000,000 and 200,000,000 shares authorized at March 31, 2020 and December 31, 2019, respectively; 37,752,000 and 34,274,000 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	3,000	3,000
Additional paid-in capital	108,871,000	106,188,000
Accumulated deficit	(113,087,000)	(102,577,000)
Total stockholders’ equity (deficit)	(4,213,000)	3,614,000
Total liabilities and stockholders’ equity (deficit)	$19,102,000	$30,208,000
See accompanying notes to the condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Product revenue	$983,000	$1,688,000
Service and other revenue	153,000	165,000
Total revenue	1,136,000	1,853,000
Cost of revenue:
Cost of product revenue	774,000	1,120,000
Cost of service and other revenue	82,000	27,000
Total cost of revenue	856,000	1,147,000
Operating expenses:
Research and development	2,674,000	2,100,000
Selling, general and administrative	7,368,000	4,791,000
Total operating expenses	10,042,000	6,891,000
Loss from operations	(9,762,000)	(6,185,000)
Other income (expenses):
Interest expense	(761,000)	(273,000)
Loss on debt extinguishment	—	(1,333,000)
Other income (expenses)	18,000	(56,000)
Total other expenses	(743,000)	(1,662,000)
Loss before income taxes	(10,505,000)	(7,847,000)
Provision for income taxes	(5,000)	(5,000)
Net loss	$(10,510,000)	$(7,852,000)
Net loss per share, basic and diluted	$(0.30)	$(0.77)
Weighted-average common shares outstanding basic and diluted	35,569,000	10,211,000
See accompanying notes to the condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at January 1, 2019	10,055,000	$1,000	$82,898,000	$(72,762,000)	$10,137,000
Stock option exercises	42,000	—	54,000	—	54,000
Stock-based compensation expense	—	—	289,000	—	289,000
Issue common stock	748,000	—	2,410,000	—	2,410,000
Issue warrants for debt	—	—	630,000	—	630,000
Issue stock for debt	—	—	202,000	—	202,000
Net loss	—	—	—	(7,852,000)	(7,852,000)
Balance at March 31, 2019	10,845,000	1,000	86,483,000	(80,614,000)	5,870,000
Stock option exercises	9,000	—	11,000	—	11,000
Stock-based compensation expense	—	—	336,000	—	336,000
Issue stock for employee stock purchase plan	44,000	—	103,000	—	103,000
Net loss	—	—	—	(7,665,000)	(7,665,000)
Balance at June 30, 2019	10,898,000	1,000	86,933,000	(88,279,000)	(1,345,000)
Stock-based compensation expense	—	—	364,000	—	364,000
Net loss	—	—	—	(6,398,000)	(6,398,000)
Balance at September 30, 2019	10,898,000	1,000	87,297,000	(94,677,000)	(7,379,000)
Stock-based compensation expense	—	—	357,000	—	357,000
Issue common stock, net of issuance costs	11,081,000	1,000	8,549,000	—	8,550,000
Issue stock for covenant waiver	573,000	—	504,000	—	504,000
Issue stock for employee stock purchase plan	44,000	—	39,000	—	39,000
Issue stock for warrant exercises	11,678,000	1,000	9,396,000	—	9,397,000
Reduce warrant exercise price for covenant waiver	—	—	46,000	—	46,000
Net loss	—	—	—	(7,900,000)	(7,900,000)
Balance at December 31, 2019	34,274,000	3,000	106,188,000	(102,577,000)	3,614,000
Stock-based compensation expense	—	—	328,000	—	328,000
Issue stock for warrant exercises	3,478,000	—	2,355,000	—	2,355,000
Net loss	—	—	—	(10,510,000)	(10,510,000)
Balance at March 31, 2020	37,752,000	$3,000	$108,871,000	$(113,087,000)	$(4,213,000)
See accompanying notes to the condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(10,510,000)	$(7,852,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	296,000	270,000
Non-cash interest	379,000	49,000
Stock-based compensation	328,000	289,000
Provision for bad debt expense	958,000	—
Loss on debt extinguishment	—	1,333,000
Changes in operating assets and liabilities:
Accounts receivable	1,261,000	457,000
Inventory	(635,000)	(337,000)
Prepaid expenses and other current assets	53,000	(801,000)
Accounts payable	477,000	(511,000)
Accrued expenses and contract liabilities	(639,000)	551,000
Net cash used in operating activities	(8,032,000)	(6,552,000)
Financing activities:
Proceeds from issuance of term debt, net of issuance costs	—	19,207,000
Repayment of term-loan debt	(2,100,000)	(10,812,000)
Proceeds from borrowing from line of credit	761,000	—
Repayments of borrowing from line of credit	(2,156,000)	—
Proceeds from sale of common stock, net of offering costs	—	2,410,000
Proceeds from warrant and option exercises	2,360,000	54,000
Net cash provided by / (used in) financing activities	(1,135,000)	10,859,000
Net (decrease) increase in cash and cash equivalents	(9,167,000)	4,307,000
Cash and cash equivalents at beginning of period	17,311,000	16,523,000
Cash and cash equivalents at end of period	$8,144,000	$20,830,000

Supplemental cash flow disclosures:
Cash paid for interest	$382,000	$224,000

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment costs incurred but not paid included in accounts payable and accrued expenses	$—	$30,000
Fair value of warrants issued with debt	$—	$630,000
Transfer of instruments and servers from inventory to property and equipment	$467,000	$—
Fair value of stock issued with debt	$—	$202,000
See accompanying notes to the condensed consolidated financial statements

BIONANO GENOMICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Basis of Presentation
Description of Business
Bionano Genomics, Inc. (collectively, with its consolidated subsidiary, the “Company”) is a life sciences instrumentation company in the genome analysis space. The Company currently develops and markets the Saphyr system, a platform for ultra-sensitive and ultra-specific structural variation detection that enables researchers and clinicians to accelerate the search for new diagnostics and therapeutic targets and to streamline the study of changes in chromosomes, which is known as cytogenetics.
Basis of Presentation
The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting purposes. The condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, changes in equity, and comprehensive loss and cash flows for each period presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All intercompany transactions and balances have been eliminated. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Certain prior year numbers were reclassified to conform with current year presentation. Such reclassification had no impact on the previously reported results of operations.

Going Concern
The Company is required to perform an analysis regarding its ability to continue as a going concern. The Company must evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued. If the Company concludes that substantial doubt is raised, the Company is also required to consider whether its plans alleviate that doubt.
The Company has experienced recurring net losses from operations, negative cash flows from operating activities, financial covenant breaches, and significant accumulated deficit since its inception and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $113.1 million as of March 31, 2020. The Company had cash and cash equivalents of $8.1 million as of March 31, 2020. Management expects operating losses and negative cash flows to continue for at least the next year as the Company continues to incur costs related to research and commercialization efforts. Management has prepared cash flow forecasts which indicate that based on the Company’s expected operating losses, negative cash flows and debt obligations, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements for the three months ended March 31, 2020 are issued.
In March 2020, the World Health Organization announced the novel coronavirus COVID-19 as a global pandemic. COVID-19 continues to spread in the United States and globally and as a result the Company is subject to additional risks and uncertainties. The degree to which our business will be affected by the COVID-19 pandemic is highly uncertain. The Company expects the disruption to be temporary, however, the Company cannot reasonably estimate the duration of the disruption at this time. The negative effects of COVID-19 could have a material impact on the Company’s financial results. To comply with Governmental authorities in the jurisdictions in which the Company operates, the Company has temporarily reduced its business operations to comply with social distancing restrictions. The Company’s manufacturing partners, suppliers, and customers, have implemented similar operational reductions. This overall reduction in activity has resulted in a decrease in sales which has negatively impacted the Company’s first quarter 2020 financial results. Future effects of COVID-19 are unknown and the Company’s financial results may continue to be negatively affected in the future.
There may be long-term negative effects of the COVID-19 pandemic, even after the outbreak has subsided. Specifically, product demand may be reduced due to an economic recession, a decrease in corporate capital expenditures, prolonged unemployment, reduction in consumer confidence, or any similar negative economic condition. These negative effects could have a material impact on the Company’s operations, business, earnings, and liquidity.
The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funding. The Company has plans to raise additional capital through equity offerings or debt financings to fulfill its operating and capital requirements for at least 12 months and to maintain compliance with certain financial covenants in the Innovatus LSA (as defined below). The Company’s plans include continuing to fund its operating losses and capital funding needs through equity or debt financings, strategic collaborations, licensing arrangements, asset sales, or other arrangements. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all.
As a publicly-traded company on The Nasdaq Stock Market LLC ("Nasdaq"), the Company is required to comply with rules and regulations issued by Nasdaq. If the Company is not able to comply with such rules and regulations, which it has not met from time-to-time since the Company's initial public offering in August 2018, the Company may not be able to maintain its Nasdaq listing.
Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its products or proprietary technologies or grant licenses on terms that are not favorable to the Company. If the Company does not have or is not able to obtain sufficient funds, it may have to reduce commercialization efforts or delay its development of new products. The Company also may have to reduce marketing, customer support or other resources devoted to its products or cease operations. As a result, the aforementioned conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements for the three months ended March 31, 2020 are issued. Such financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the outcome of this uncertainty.
In April 2020, the Company received a letter (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) advising the Company that for 30 consecutive trading days preceding the date of the Notice, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

The Notice has no effect on the listing of the Company’s common stock at this time, and the Company’s common stock continues to trade on The Nasdaq Capital Market under the symbol “BNGO.”

Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days following the date of the Notice to regain compliance with the Minimum Bid Price Requirement. However, due to recent extraordinary market conditions, Nasdaq has determined to toll the compliance period for the Minimum Bid Price Requirement through June 30, 2020 (the “Tolling Period”). As a result, the compliance Period will end on December 28, 2020 (the “Compliance Period”) instead of October 20, 2020.  If at any time during the Tolling Period or the Compliance Period the closing bid price of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days, the Company will regain compliance with the Minimum Bid Price Requirement and its common stock will continue to be eligible for listing on The Nasdaq Capital Market absent noncompliance with any other requirement for continued listing.

If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period, the Company may be afforded an additional 180 calendar days to regain compliance with the Minimum Bid Price Requirement (the “Additional Compliance Period”) if on the last day of the Compliance Period the Company is in compliance with the market value of publicly held shares requirement for continued listing as well as all other standards for initial listing of its common stock on The Nasdaq Capital Market (other than the Minimum Bid Price Requirement), unless the Company does not indicate its intent to cure the deficiency, or if it appears to Nasdaq that it is not possible for the Company to cure the deficiency.
If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period, or the Additional Compliance Period, if applicable, the Company’s common stock will be subject to delisting.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement. For example, the Company is seeking stockholder approval at its 2020 Annual Meeting of Stockholders of a series of alternate amendments to the Company’s Amended and Restated Certificate of Incorporation (each, a “Reverse Split Amendment”), to among other things, effect, at the discretion of the Company’s Board of Directors, a reverse stock split of the Company’s common stock, which may, absent other factors, proportionately increase the market price of the Company’s common stock above $1.00 per share.
Significant Accounting Policies
During the three months ended March 31, 2020, there were no changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Issued But Not Yet Adopted Accounting Pronouncements
In April 2012, the Jump-Start Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an emerging growth company. As an emerging growth company, the Company may elect to adopt new or revised accounting standards when they become effective for non-public companies, which typically is later than when public companies must adopt the standards. The Company has elected to take advantage of the extended transition period afforded by the JOBS Act and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for emerging growth companies, which are the dates included below.
In February 2015, the FASB issued Accounting Standards Update ("ASU") 2016-2, Leases (Topic 842), which amends the accounting guidance for leases and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. ASU 2016-2 initially mandated a modified retrospective transition method, however, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASU 2016-2, permitting entities the option to adopt this standard prospectively with a cumulative-effect adjustment to opening equity in the year of adoption and include required disclosures for prior periods but will not restate prior periods. The Company anticipates implementing the accounting guidance for leases using the alternative method beginning with the annual reporting period ending December 31, 2022 and interim reporting periods in 2023. The Company is in the process of evaluating the impact of adoption of the lease accounting guidance on the consolidated financial statements.
2. Net Loss Per Share
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
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	March 31, 2020	March 31, 2019
Stock options	2,760,000	1,707,000
Warrants	24,128,000	4,225,000
Total	26,888,000	5,932,000
3. Revenue Recognition
Revenue by Source

	Three Months Ended March 31,
	2020	2019
Instruments	$534,000	$1,302,000
Consumables	449,000	386,000
Total product revenue	983,000	1,688,000
Services and other	153,000	165,000
Total revenue	$1,136,000	$1,853,000

Revenue by Geographic Location

	Three Months Ended March 31,
	2020		2019
	$	%	$	%
North America	$726,000	64%	$839,000	45%
EMEIA	390,000	34%	919,000	50%
Asia Pacific	20,000	2%	95,000	5%
Total	$1,136,000	100%	$1,853,000	100%
The table above provides revenue from contracts with customers by business and geographic region on a disaggregated basis. North America consists of the United States and Canada. EMEIA consists of Europe, the Middle East, India and Africa. Asia Pacific includes China, Japan, South Korea, Singapore and Australia. For the three months ended March 31, 2020 and 2019, the United States represented 64% and 45%, and China represented 0% and 4%, respectively of total revenue.
Remaining Performance Obligations

As of March 31, 2020, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was $445,000. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations. The Company expects to recognize approximately 58% of this amount as revenue during the remainder of 2020, 39% in 2021 and 3% in 2022. Warranty revenue is included in Service and other revenue.
The Company recognized revenue of $127,000 and $89,000 during the three months ended March 31, 2020 and 2019, respectively, which was included in the contract liability balance at the end of the previous year.
Concentrations
Accounts receivable is subject to concentration risk whenever a customer has a balance that meets or exceeds 10% of the total balance. As of March 31, 2020 and December 31, 2019, one customer represented 17% and 10%, respectively, of the Company's accounts receivable balance.
4. Balance Sheet Account Details

	March 31, 2020	December 31, 2019
Accounts receivable, net:
Accounts receivable, trade	$5,628,000	$6,889,000
Less allowance for doubtful accounts	(1,513,000)	(555,000)
	$4,115,000	$6,334,000

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

During the three months ended March 31, 2020, for a portion of the Company's accounts, the Company determined that its collection efforts had been exhausted and deemed the accounts receivables balance as uncollectible. The Company recorded bad debt expense of $958,000 charged against selling, general, and administrative expense and increased its allowance for doubtful accounts from $555,000 as of December 31, 2019 to $1,513,000.

	March 31, 2020	December 31, 2019
Inventory:
Materials and supplies	$2,138,000	$951,000
Finished goods	1,473,000	2,493,000
	$3,611,000	$3,444,000
5. Debt
Paycheck Protection Program

On April 17, 2020, the Company received loan proceeds of approximately $1.77 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“the PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”).

The PPP Loan is scheduled to mature on April 17, 2022 (the “Maturity Date”), bears interest at a rate of 1.00% per annum, and is subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act. Commencing November 17, 2020, the Company is required to pay regular monthly payments in an amount equal to one month’s accrued interest. All interest which accrues during the initial six months of the loan period will be deferred and payable on the Maturity Date. The amounts outstanding under the PPP Loan may be prepaid by the Company at any time prior to maturity without penalty.

The PPP Loan is evidenced by a promissory note, dated as of April 17, 2020, issued by East West Bank (the “PPP Lender”), which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Upon an event of default under the PPP Note, the PPP Lender may, among other things, require immediate payment of all amounts owing under the PPP Note or file suit and obtain judgment. Under the terms of the CARES Act, recipients of loans under the PPP can apply for and be granted forgiveness for all or a portion of such loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and certain other eligible costs. The Company is continuing to evaluate guidance released by the SBA regarding qualification for forgiveness of the PPP Loan, however, no assurance is provided that forgiveness for any portion of the Company’s PPP Loan will be obtained.

In order to apply for the PPP Loan, the Company was required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support the Company’s ongoing operations. This certification further required the Company to take into account the maintenance of its workforce, the Company’s need for additional funding to continue operations, and the Company’s ability to access alternative forms of capital in the current market environment to offset the effects of the COVID-19 pandemic.

Loan Agreements
The carrying value of the Company's debt for the periods presented was as follows:

	March 31, 2020	December 31, 2019
Term Loans	$18,522,000	$20,473,000
Revolver	103,000	1,498,000
Total principal	18,625,000	21,971,000
Less unamortized debt issuance costs	(1,656,000)	(1,886,000)
Total carrying value of debt	$16,969,000	$20,085,000

In March 2019, the Company entered into a Loan and Security Agreement (the “Innovatus LSA”) by and among Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”), as collateral agent and the lenders listed on Schedule 1.1 thereto, including East West Bank. The Innovatus LSA provided a first term loan of $17.5 million, a second term loan of $2.5 million and a third term loan of $5.0 million (collectively, “Term Loans”) if the Company satisfied certain funding conditions. Interest on the Term Loans is due on the first of each month at a rate of 10.25% per annum in cash or a discounted rate of 7.25% in cash with 3.0% of the 10.25% per annum rate added to the principal of the loan and subject to accruing interest through the end of the interest only payment period, which ends March 1, 2022. At inception, the Company elected to pay interest in cash at a rate of 7.25% per annum and have 3.0% per annum of the interest added back to the outstanding principal. As of March 31, 2020, the effective interest rate, including debt issuance costs, for Term Loans was 13.7%. Beginning in April 2022, the Company must make 24 equal monthly payments of principal and interest with a final maturity date in March 2024, which may be earlier due to an event of default if not cured within time specified.
The Innovatus LSA also provides for a revolving line of credit in an amount not to exceed $5.0 million (the “Revolver”). The Company may repay and reborrow amounts under the Revolver at any time prior to the March 1, 2024 maturity date without penalty or premium. The outstanding balance of amounts borrowed under the Revolver bears interest at a rate equal to 2.0% above the variable rate of interest, per annum, as specified in the terms of the Revolver.
The Innovatus LSA is collateralized by substantially all of the Company’s assets, including its intellectual property. The Innovatus LSA requires the Company to comply with various affirmative and negative covenants, including: (1) a liquidity covenant requiring the Company to maintain a minimum cash balance at all times in a collateral account; (2) a revenue covenant requiring the Company to meet certain minimum revenue targets measured at the end of each calendar quarter. The Innovatus LSA also includes standard events of default, including a provision that Innovatus could declare an event of default upon the occurrence of any event that it interprets as having a material adverse change in the Company's business, operations, or condition, a material impairment on the Company's ability to pay the secured obligations under the Innovatus LSA, or upon a material adverse effect on the collateral under the agreement, thereby requiring us to repay the loan immediately, together with a prepayment fee and other applicable fees. As of March 31, 2020, the Company has not received any notification or indication from Innovatus to invoke the material adverse change clause. However, due to the Company’s current cash flow position and the substantial doubt about its ability to continue as a going concern, the entire principal amount of the Term Loans are presented as short-term. The Company will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should its financial condition improve.
As of December 31, 2019, the Company did not achieve certain financial covenants under the Innovatus LSA. As a result, in March 2020, the Company and Innovatus entered into an amendment to the Innovatus LSA (the “Second Amendment”) to, among other things: (i) waive the events of default from not achieving the specific financial covenants for the December 31, 2019 measurement date, (ii) require an immediate partial repayment of $2.1million, (iii) require an additional partial repayment of $2.9 million on the earlier of completion of an Equity Event (as defined in the Second Amendment), or April 30, 2020, (iv) modify the liquidity covenant, such that the Company’s minimum cash balance shall vary based on outstanding borrowing capacity under the Revolver (provided, however, that the Company shall maintain a minimum cash balance of $2 million at any given time), (v) reduce the dollar amount of certain minimum revenue covenants and (vi) modify the terms of certain events of default. For example, the Second Amendment provides for a cure period in connection with the breach of certain minimum revenue financial covenants, as long as the Company submits an updated management plan and financial projections, which are subject to Innovatus approval, and completes a Qualified Financing Event (as defined in the Second Amendment) within 45 days of such breach.
In connection with the Second Amendment, the Company was obligated to pay Innovatus a waiver fee in the amount of   $200,000 and a prepayment fee of $100,000, payable in cash or in shares of the Company’s common stock at the Company's election, no later than following completion of the Equity Event. As described in Note 6, the Company completed the follow-on offering in April 2020 that constituted an Equity Event under the Second Amendment. A portion of the proceeds from the follow-on offering were used to pay-down $2.9 million of principal balance outstanding under the Innovatus term loan in accordance with the Second Amendment. In addition, the Company issued 872,601 shares of its common stock to Innovatus to satisfy the $200,000 waiver fee and $100,000 prepayment fee due under the Second Amendment.
The Company was in compliance with all financial covenants under the Innovatus LSA for the three months ended March 31, 2020.
6. Stockholders’ Equity and Stock-Based Compensation
Follow-on Public Offering
In April 2020, the Company completed an underwritten public offering of 16,896,000 shares of its common stock and, to certain investors, pre-funded warrants to purchase 37,650,000 shares of its common stock, and accompanying common warrants to purchase up to an aggregate of 54,546,000 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $0.33 and $0.329 for each pre-funded warrant. The pre-funded warrants are immediately exercisable at a price of $0.001 per share of common stock. The common warrants are immediately exercisable at a price of $0.33 per share of common stock and will expire five years from the date of issuance. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The gross proceeds to the Company were approximately $18.0 million before deducting underwriting discounts and commissions and other offering expenses.
Stock-Based Compensation
Stock Options
A summary of the Company’s stock option activity for the three months ended March 31, 2020 was as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,743,000	$5.73	8.2	$4,356
Granted	1,148,000	1.04
Exercised	—	—		$—
Canceled	(131,000)	5.57
Outstanding at March 31, 2020	2,760,000	$3.78	8.9	$33
Vested and exercisable at March 31, 2020	883,000	$6.03	7.8	$—
For the three months ended March 31, 2020 and 2019, the weighted-average grant date fair value of stock options granted was $1.04 and $2.42 per share, respectively.
The Company recognized stock-based compensation expense for the periods presented were as follows:

	Three Months Ended March 31,
	2020	2019
Research and development	$67,000	$53,000
General and administrative	261,000	236,000
Total stock-based compensation expense	$328,000	$289,000
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants during the periods presented were as follows:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.4%	2.5%
Expected volatility	70.0%	67.0%
Expected term (in years)	6.0	4.9
Expected dividend yield	0.0%	0.0%
Stock Warrants

A summary of the Company’s warrant activity for the three months ended March 31, 2020 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	24,406,000	$1.76	4.82	$7,932,689
Granted	3,200,000	1.06	5.43
Exercised	(3,478,000)	0.71		1,305,172
Canceled	—
Outstanding at March 31, 2020	24,128,000	$1.81	4.52	$—
Vested and exercisable at March 31, 2020	24,128,000	$1.81	4.52	$—
Warrant Inducement

As previously reported, the Company issued warrants (the “Original Warrants”) to purchase shares of the Company’s Common Stock to certain investors in the Company’s underwritten public offering completed on October 23, 2019.  The Original Warrants were immediately exercisable upon issuance at an exercise price per share of $0.86 and are set to expire on October 23, 2024.

On March 2, 2020, the Company entered into a Warrants Amendment and Agreement (the “Inducement Agreement”) with certain holders (“Holders”) of the Original Warrants that are exercisable for an aggregate of up to 3,200,000 shares of Common Stock. The Inducement Agreement provided that, commencing immediately following the delivery to the Holders of a prospectus supplement (the “Prospectus Supplement”) relating to the impact of the Inducement Agreement on the Original Warrants and ending at 9:15 a.m. Eastern Time on the business day following the date of such delivery (the “Modified Exercise Price Term”), the exercise price per share for the Original Warrants will be equal to $0.75 but only with respect to a cash exercise under Section 1(a) of the Original Warrants. In addition, the Company and each Holder agreed that if and only if the Holders exercise for cash all of their Original Warrants as amended pursuant to the Inducement Agreement during the Modified Exercise Price Term, the Company will issue to each Holder a new warrant (collectively, the “New Warrants”) to purchase up to the same number of shares of Common Stock issued to such Holder pursuant to the exercise of its Original Warrant during the Modified Exercise Price Term.

The Company delivered the Prospectus Supplement on March 2, 2020 and each Holder exercised all of their Original Warrants for cash. As a result, on March 3, 2020, the Company issued the New Warrants to the Holders. The New Warrants are exercisable at an exercise price per share of $1.06 commencing on the six-month anniversary of the issuance date, and will terminate on the date that is five years and six months following the issuance date. The Original Warrants and the underlying shares of Common Stock were registered pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-233828), as amended, filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (“Securities Act”), which became effective on October 21, 2019, and the related prospectus dated October 21, 2019. The New Warrants and the shares of Common Stock issuable upon exercise of the New Warrants were not registered under the Securities Act, and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act.
7. Legal Proceedings
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
8. Income Taxes
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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  The CARES Act had no material impact on the Company’s income tax provision for the three months ended March 31, 2020.  The Company continues to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, or our Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 10, 2020. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Bionano Genomics, Inc.
Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to any statements concerning the potential effects of the COVID-19 pandemic on our business , statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in our filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.
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
We have incurred losses in each year since our inception. Our net losses were $10.5 million and $7.9 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $113.1 million.
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

COVID-19 Overview

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, the State of California declared a state of emergency related to the spread of COVID 19, on March 19, 2020, the Governor of California issued an executive order that directed all individuals living in the State of California to stay at home or their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. Accordingly, to comply with applicable regulations and to safeguard the health and safety of our employees and customers, we have temporarily reduced our on-site business operations.

During the three months ended March 31, 2020, we operated our business in the ordinary course. However, we experienced a $0.7 million decrease in revenue, as compared to the same period of the prior year, which is largely due to the COVID-19 pandemic. While the COVID-19 pandemic did not have a significant impact on the results of other segments of our business during the three months ended March 31, 2020, we have taken steps to contain the impact of the COVID-19 pandemic on our business.

On April 15, 2020, our Board of Directors approved the implementation of salary reductions for certain of our executive officers and other employees, including 50% salary reductions for Erik Holmlin, President and Chief Executive Officer, Mark Oldakowski, Chief Operating Officer, and Warren Robinson, Chief Commercial Officer. The reductions were effective April 16, 2020, and we expect to maintain this reduction for at least two months from such date, subject to extension or adjustment based on developments relating to the COVID-19 pandemic. Also in April 2020, we elected to institute a salary reductions for most of our salaried employees and reduce the number of working hours of most of our hourly employees by 25%.

This partial disruption, although expected to be temporary, may impact our operations and overall business. The impact of COVID-19 is evolving rapidly and its future effects are uncertain. As a result of such uncertainties, the duration of the disruption and the related impact on our business, operating results and financial condition cannot be reasonably estimated at this time. Our highest priority remains the safety, health and well-being of our employees, their families and our communities and we remain committed to serving the needs of our customers. We will continue to evaluate the impact of the COVID-19 pandemic on our business.
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
The following table presents our revenue for the periods presented:

	Three Months Ended March 31,
	2020	2019
Product revenue	$983,000	$1,688,000
Service and other revenue	153,000	165,000
Total	$1,136,000	$1,853,000

The following table reflects total revenue by geography and as a percentage of total revenue, based on the billing address of our customers. North America consists of the United States and Canada. EMEIA consists of Europe, Middle East, India and Africa. Asia Pacific includes China, Japan, South Korea, Singapore and Australia.

	Three Months Ended March 31,
	2020		2019
	$	%	$	%
North America	$726,000	64%	$839,000	45%
EMEIA	390,000	34%	919,000	50%
Asia Pacific	20,000	2%	95,000	5%
Total	$1,136,000	100%	$1,853,000	100%
Cost of Revenue
Cost of product revenue for our instruments and consumables includes costs from the manufacturer, raw material parts costs and associated freight, shipping and handling costs, contract manufacturer costs, salaries and other personnel costs, overhead and other direct costs related to those sales recognized as product revenue in the period. Cost of service and other revenue consists of salaries and other personnel costs and costs related to warranties and other costs of servicing equipment at customer sites.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019
The following table sets forth our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Period-to-Period Change
	2020	2019	$	%
Revenues:
Product revenue	$983,000	$1,688,000	$(705,000)	(41.8)%
Service and other revenue	153,000	165,000	(12,000)	(7.3)%
Total revenue	1,136,000	1,853,000	(717,000)	(38.7)%
Cost of revenue:
Cost of product revenue	774,000	1,120,000	(346,000)	(30.9)%
Cost of other revenue	82,000	27,000	55,000	203.7%
Total cost of revenue	856,000	1,147,000	(291,000)	(25.4)%
Operating expenses:
Research and development	2,674,000	2,100,000	574,000	27.3%
Selling, general and administrative	7,368,000	4,791,000	2,577,000	53.8%
Total operating expenses	10,042,000	6,891,000	3,151,000	45.7%
Loss from operations	(9,762,000)	(6,185,000)	(3,577,000)	57.8%
Other income (expenses):
Interest expense	(761,000)	(273,000)	(488,000)	178.8%
Loss on debt extinguishment	—	(1,333,000)	1,333,000	—%
Other income (expenses)	18,000	(56,000)	74,000	(132.1)%
Total other income (expenses)	(743,000)	(1,662,000)	919,000	(55.3)%
Loss before income taxes	(10,505,000)	(7,847,000)	(2,658,000)	33.9%
Provision for income taxes	(5,000)	(5,000)	—	—%
Net loss	$(10,510,000)	$(7,852,000)	$(2,658,000)	33.9%
Revenue
Total revenue decreased by $0.7 million, or 38.7%, to $1.1 million for the three months ended March 31, 2020 compared to $1.9 million for the same period in 2019. The decrease impacted all regions, largely driven by customers temporarily shutting down their lab operations in response to COVID-19 shelter-at-home orders. Below is a summary of changes for the three months ended March 31, 2020 as compared to the same period in 2019:
•North America revenue decreased by $0.1 million, or 13%;
•EMEIA revenue decreased by $0.5 million, or 57%; and
•Asia Pacific revenue decreased by $0.1 million, or 78%.
Cost of Revenue
Total cost of revenue decreased by $0.3 million, or 25.4%, to $0.9 million for the three months ended March 31, 2020 compared to $1.1 million for the same period in 2019. Total cost of revenue decreased for the three months ended March 31, 2020 as compared to 2019 primarily due to a decrease in the number of instruments units sold during the quarter (from 6 to 3). This was partially offset by an increase in consumable units sold of 46%.
Research and Development Expenses
Research and development expenses increased $0.6 million, or 27.3%, to $2.7 million for the three months ended March 31, 2020 compared to $2.1 million for the same period in 2019. The increase is primarily due to headcount additions to our Assays and Reagents, Genome Informatics, and Engineering teams in an effort to expand our product offerings and innovation.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $2.6 million, or 53.8%, to $7.4 million for the three months ended March 31, 2020 compared to $4.8 million for the same period in 2019. This is primarily due to headcount additions to our global sales and marketing teams as well as back-office support teams to assist with the growth of our world-wide product distribution. In addition, we incurred increased professional fees to support ongoing business operations and to comply with obligations associated with being a publicly-traded company. Lastly, for a portion of the Company's accounts, the Company determined that its collection efforts had been exhausted and deemed the accounts receivables balance as uncollectible. As a result, the Company recognized bad debt expense of $958,000 during the three months ended March 31, 2020.
Interest Expense

Interest expense increased $0.5 million, or 178.8%, to $0.8 million for the three months ended March 31, 2020 compared to $0.3 million for the same period in 2019, driven by changes in our term-loan debt. During that time, the principal balance of our debt increased from $10 million under the Credit and Security Agreement with MidCap Financial (the “CSA”) to approximately $20 million under our Loan and Security Agreement with Innovatus Life Sciences Lending Fund I, LP, as further discussed below.
Loss on Debt Extinguishment
A loss on debt extinguishment was recognized during the three months ended March 31, 2019. No such loss was recognized for the same period in 2020. The loss resulted from the decision to pay-off the CSA prior to maturity.
Liquidity and Capital Resources
Since our inception, we have incurred net losses and negative cash flows from operations. We incurred net losses of $10.5 million and $7.9 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $113.1 million and cash and cash equivalents of $8.1 million.
Sources of Liquidity
Prior to our initial public offering (IPO) in August 2018, we financed our operations principally through private placements of convertible preferred stock, convertible notes, borrowings from credit facilities, and revenue from our commercial operations. Since our IPO, we have generated cash flows from sales of common stock and other equity instruments instead of convertible preferred stock. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments, borrowings from credit facilities and revenue from our commercial operations. See Note 6 to our consolidated financial statements for a discussion of our recent equity activity and Note 5 to our condensed consolidated financial statements for a discussion of terms and provisions of our debt included elsewhere in this Quarterly Report on Form 10-Q for more information.
Follow-On Offering
In April 2020, we completed an underwritten public offering of 16,896,000 shares of its common stock and, to certain investors, pre-funded warrants to purchase 37,650,000 shares of its common stock, and accompanying common warrants to purchase up to an aggregate of 54,546,000 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $0.33 and $0.329 for each pre-funded warrant. The pre-funded warrants are immediately exercisable at a price of $0.001 per share of common stock. The common warrants are immediately exercisable at a price of $0.33 per share of common stock and will expire five years from the date of issuance. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The gross proceeds to us were approximately $18.0 million, before deducting underwriting discounts and commissions and other offering expenses.
Cash Flows
The following table sets forth the cash flow from operating, investing and financing activities for the periods presented:

Net cash provided by (used in):	Three Months Ended March 31,
	2020	2019

Operating activities	$(8,032,000)	$(6,552,000)
Investing activities	—	—
Financing activities	(1,135,000)	10,859,000
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
Net cash used in operating activities was $8.0 million during the three months ended March 31, 2020 as compared to $6.6 million during the same period in 2019. The increase in cash used in operating activities of $1.4 million is attributed to increased headcount across all business segments, increased professional fees to support ongoing business operations and to comply with obligations associated with being a publicly-traded company, and increased investments in marketing and promotions.
Investing Activities
Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. There was no significant cash used in investing activities during the three months ended March 31, 2020 as well as for the same period in 2019.
Financing Activities
Net cash used by financing activities was $1.1 million during the three months ended March 31, 2020 as compared to the same period in 2019 where we had net proceeds from financing activities of $10.9 million, a decrease of $12.0 million. During the three months ended March 31, 2020, we raised $2.4 million from warrant exercises, offset by payments of $1.4 million on our revolving line of credit and $2.1 million in term-loan principal prepayments in accordance with the Second LSA Amendment. During the three months ended March 31, 2019, we had net proceeds from the issuance of the Innovatus LSA of $8.4 million as well as proceeds from Innovatus and Aspire Purchase Agreements of $2.4 million.

In April 2020, we made an additional partial prepayment of principal in the amount of $2.9 million upon the completion of our follow-on offering, bringing the total term-loan principal prepayments made between March and April of 2020 to $5.0 million. As described above, our follow-on offering completed in April 2020 generated gross proceeds to us of $18.0 million, before deducting underwriting discounts and commissions and other offering expenses.
Paycheck Protection Program

In April 2020, we received loan proceeds of approximately $1.77 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The PPP Loan is scheduled to mature in April 2022 (the “Maturity Date”), bears interest at a rate of 1.00% per annum, and is subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act. Commencing in November 2020, we are required to pay regular monthly payments in an amount equal to one month’s accrued interest. All interest which accrues during the initial six months of the loan period will be deferred and payable on the Maturity Date. The amounts outstanding under the PPP Loan may be prepaid by us at any time prior to maturity without penalty. The PPP Loan is evidenced by a promissory note issued by East West Bank (the “Lender”). The PPP note contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Under the terms of the CARES Act, recipients of loans under the PPP can apply for and be granted forgiveness for all or a portion of loan granted under the PPP, however, no assurance is provided that forgiveness for any portion of the PPP Loan will be obtained.

The PPP Loan is also described in Note 5 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Capital Resources

We performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents plus proceeds from our follow-on offering will be sufficient to fund our operations and obligations through the fourth quarter of 2020. We plan to continue to fund our operations through cash and cash equivalents on hand, as well as through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, or other arrangements. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. In addition, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. It is possible that further deterioration in credit and financial markets and confidence in economic conditions will occur. If equity and credit markets deteriorate, it may affect our ability to raise equity capital, borrow on our existing facilities or make any additional necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. In addition, while we are currently in compliance with our loan agreement, the COVID-19 pandemic may compromise our ability to comply with the terms of our loan agreement and could result in an event of default. If an event of default were to occur, our lender could accelerate our repayment obligations or enforce other rights under our loan agreements. Any such default may also require us to seek additional or alternative financing, which may not be available on commercially reasonable terms or at all.

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

As discussed in Note 1, in April 2020, we received a Notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) advising us that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Notice has no effect on the listing of our common stock at this time, and our common stock continues to trade on The Nasdaq Capital Market under the symbol “BNGO.” We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules, and similarly did not and do not have any holdings in variable interest entities.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There were no material changes in our critical accounting policies and estimates during the three months ended March 31, 2020.
Recent Accounting Pronouncements
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
As of March 31, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described below and previously reported in our Annual Report on Form 10-K.
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
The additional resources and procedures described above are designed to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures. While the implementation of improved controls and procedures is ongoing, we have determined that as of June 18, 2020 the material weaknesses described above have not been fully remediated.

Changes in Internal Control over Financial Reporting
Other than the remediation efforts underway, as described above, and despite the fact that most of our employees are working remotely due to the COVID-19 pandemic, there were no material changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Except for the risk factors set forth below, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 10, 2020. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Our business, and that of our customers, has been adversely affected by the effects of public health crises, including the COVID-19 pandemic. In particular, the COVID-19 pandemic has materially affected our operations globally, including at our headquarters in San Diego, California, which is currently subject to the statewide “stay-at-home” order issued by the Governor of the State of California, as well as the business or operations of our research partners, customers and other third parties with whom we conduct business.

Our business could be adversely affected by health crises in regions where we have operations, concentrations of sales and marketing teams, distributors or other business operations. Such health crises could also affect the business or operations of our research partners, customers and other third parties with whom we conduct business.

For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and several European countries. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, the State of California declared a state of emergency related to the spread of COVID-19, and on March 19, 2020, the Governor of California issued an executive order that directed all individuals living in the State of California to stay at home or their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic.

In response to these public health directives and orders, we have implemented work-from-home policies for certain employees and temporarily scaled back our operations. We have also modified certain business practices, including those related to employee travel and cancellation of physical participation in meetings, events and conferences, and implemented new protocols to promote social distancing and enhance sanitary measures in our offices and facilities. The quarantine of our personnel and the inability to access our facilities or customer sites has adversely affected, and is expected to continue adversely affecting, our operations. For example, certain members of our workforce are now performing their duties remotely and these employees have not been able to maintain the same level of productivity and efficiency due to a lack of resources that would otherwise be available to them in our offices and additional demands on their time, such as increased responsibilities resulting from school closures or the illness of family members.

The effects of these public health directives and orders and our related adjustments in our business have negatively impacted productivity, disrupted our business and delayed our timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. For example, in our Annual Report on Form 10-K for the year ended 2019, we made various forward-looking statements regarding our expectations for the timing of improvements in our gross margin, the speed at which we will increase sales of high-margin consumables, product improvements and study results. We have now suspended our guidance, projections or outlook, as applicable, for 2020, including with respect to these forward-looking statements. In addition, our management team has had to devote significant time and attention to the impact of COVID-19 on our operations and financial position which required us to delay the filing of this Quarterly Report.

The spread of COVID-19 has resulted in a widespread health crisis that is adversely affecting the economies and financial markets of many countries, including in the United States, Europe and Asia, which has resulted in an economic downturn that may negatively affect demand for our products and services and materially affect us financially. For example, customers who have committed to order minimum quantities of consumables or to purchase our Saphyr instrument could delay or default on these commitments. Further, restrictions on our ability to travel, stay-at-home orders and other similar restrictions on our business have limited our ability to support our global and domestic operations, including providing installation and training and customer service, resulting in disruptions in our sales and marketing efforts and negative impacts on our commercial strategy. In particular, our management team frequently travels to China and a portion of our sales support team works remotely from China. Also, four of our distributors are located in China. For fiscal year 2019, we derived 14% of our total revenue from the Asia Pacific region and 5% of our total revenue from China.

These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. In addition, quarantines, stay-at-home, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, could disrupt our supply chain and affect customer decision-making. For example, any actual or perceived disruption in our product distribution channel could alter customer buying decisions, prompting customers to delay or cancel their orders, which would negatively impact our sales revenue and could harm our reputation. In addition, we anticipate that ongoing disruptions in our supply chain will cause shortages in the materials required to operate our instruments, therefore limiting our ability to process customer samples and the ability of users of our system to operate our system.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the disruption of global financial markets may limit our ability to access capital, which could negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 may continue to materially affect our business and the value of our common stock even after the outbreak of COVID-19 has subsided, due to unforeseen adverse impacts on us or our third-party manufacturers, vendors and customers.

In addition, we are subject to various affirmative and negative covenants in our loan agreement with our lender. If the effects of COVID-19 cause us to fall out of compliance with one or more of such covenants and we are unable to secure a waiver or negotiate an amendment to our loan agreement on reasonable terms, or at all, an event of default could occur, which would allow our lender to accelerate our repayment obligations or enforce its other rights under our loan agreement. Any such default may also require us to seek additional or alternative financing, which may not be available on commercially reasonable terms or at all. If we are unable to access funds to repay our lender, our lender could take control of our pledged assets. Any of the foregoing events would negatively impact our financial condition and liquidity.

The ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole, and such impacts may not be fully recoverable. In addition, the current and potential adverse impacts of the COVID-19 pandemic on our business, financial condition, results of operations and growth prospects, may also have the effect of heightening many of the other risks and uncertainties described in Part I, Item 1A. “Risk Factors” in the Annual Report as well as in this Quarterly Report. We will continue to monitor the COVID-19 situation closely.

We may not be entitled to forgiveness of our recently received Paycheck Protection Program Loan, and our application for the Paycheck Protection Program Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

On April 17, 2020, we received loan proceeds of approximately $1.77 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). We intend to use the PPP Loan to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan is evidenced by a promissory note, dated as of April 17, 2020, issued by East West Bank, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan is scheduled to mature on April 17, 2022 (the “Maturity Date”), bears interest at a rate of 1.00%

per annum, and is subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act.

Commencing November 17, 2020, we are required to pay regular monthly payments in an amount equal to one month’s accrued interest under the PPP Loan. All interest which accrues during the initial six months of the loan period will be deferred and payable on the Maturity Date. The amounts outstanding under the PPP Loan may be prepaid by us at any time prior to maturity without penalty. Under the CARES Act, as amended in June 2020, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week period beginning on the date of the first disbursement of the PPP Loan. The amount of the PPP Loan eligible to be forgiven may be reduced in certain circumstances, including as a result of certain headcount or salary reductions. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our workforce, our need for additional funding to continue operations, and our ability to access alternative forms of capital in the current market environment to offset the effects of the COVID -19 pandemic. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the CARES Act. The certification described above did not contain any objective criteria and is subject to interpretation.

On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that given our circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any applicable laws or regulations that may apply to us in connection with the PPP Loan or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties, which could also result in adverse publicity and damage to our reputation. Should we be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loan or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited or reviewed and receive an adverse determination or finding in such audit or review, we could be required to return the full amount of the PPP Loan. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

If we are not able to comply with the applicable continued listing requirements or standards of The Nasdaq Capital Market, Nasdaq could delist our common stock.

Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Capital Market or if we are unable to transfer our listing to another stock market. In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a requirement to maintain a minimum bid price of the Company's common stock of $1.00 per share.

In a letter dated April 22, 2020, or the Notice, we were notified by the Nasdaq Stock Market LLC, or Nasdaq, that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Requirement.

Under Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days following the date of the Notice to regain compliance with the Minimum Bid Price Requirement. However, due to recent extraordinary market conditions, Nasdaq has determined to toll the compliance period for the Minimum Bid Price Requirement through June 30, 2020, or the Tolling Period. As a result, the compliance Period will end on December 28, 2020, or the Compliance Period, instead of October 20, 2020.  If at any time during the Tolling Period or the Compliance Period the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days, we will regain compliance with the Minimum Bid Price Requirement and our common stock will continue to be eligible for listing on The Nasdaq Capital Market absent noncompliance with any other requirement for continued listing.

If we do not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period, we may be afforded an additional 180 calendar days to regain compliance with the Minimum Bid Price Requirement, or the Additional

Compliance Period, if on the last day of the Compliance Period the Company is in compliance with the market value of publicly held shares requirement for continued listing as well as all other standards for initial listing of our common stock on The Nasdaq Capital Market (other than the Minimum Bid Price Requirement), unless we do not indicate our intent to cure the deficiency, or if it appears to Nasdaq that it is not possible for us to cure the deficiency.

If we do not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period, or the Additional Compliance Period, if applicable, our common stock will be subject to delisting.

If Nasdaq staff provides notice that our common stock may become subject to delisting, Nasdaq rules permit us to appeal the decision to reject our proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel. Accordingly, there can be no guarantee that we will be able to maintain our Nasdaq listing. If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in our securities at all. Delisting could also cause a loss of confidence of our customers, collaborators, vendors, suppliers and employees, which could harm our business and future prospects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (1)	Amended and Restated Bylaws.
4.1 (2)	Form of Common Stock Certificate
4.2 (2)	Form of Warrant to Purchase Series B-1 Preferred Stock issued to Square 1 Bank.
4.3 (2)	Form of Warrant to Purchase Series D Preferred Stock issued to Western Alliance Bank.
4.4 (2)	Warrant to Purchase Series D-1 Preferred Stock issued to Western Alliance Bank.
4.5 (2)	Form of Warrant to Purchase Series D-1 Preferred Stock issued to Midcap Financial Trust.
4.6 (2)	Form of Warrant to Purchase Common Stock Issued to Underwriters.
4.7 (2)	Form of Warrant Certificate (included in Exhibit 4.8).
4.8 (2)	Form of Warrant Agent Agreement by and between the Registrant and American Stock Transfer & Trust Company LLC, as warrant agent.
4.9 (3)	Form of Warrant to Purchase Common Stock for Service Providers.
4.10 (4)	Form of Warrant to Purchase Common Stock for Innovatus.
4.11 (4)	Registration Rights Agreement, dated March 14, 2019, between the Company and Aspire Capital Fund, LLC.
4.12 (4)	Registration Rights Agreement, dated March 14, 2019, by and among the Company and the Innovatus Investors.
4.13 (5)	Form of Warrant to Purchase Common Stock issued to Investors in October 2019 Public Offering.
4.14 (5)	Form of Pre-Funded Warrant issued to Investors in October 2019 Public Offering.
4.15 (6)	Form of Warrants Amendment and Agreement.
4.16 (6)	Form of New Warrant issued in April 2020.
4.17 (7)	Form of Warrant to Purchase Common Stock issued to Investors in April 2020 Public Offering.
4.18 (7)	Form of Prefunded Warrant issued to Investors in April 2020 Public Offering.
10.1 (8)	Second Amendment to Loan Agreement, dated March 6, 2020, by and among the Company, Innovatus Life Sciences Lending Fund I, LP and East West Bank.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 24, 2018.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 21, 2018.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 14, 2019.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-233828), as amended.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 2, 2020.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-237074), as amended.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2020.

+	Indicates management contract or compensatory plan.

#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

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

BIONANO GENOMICS, INC.

Date: June 18, 2020	By: /s/ R. Erik Holmlin, Ph.D.
R. Erik Holmlin, Ph.D.
President and Chief Executive Officer (Principal Executive and Financial Officer)