Form 10-Q
period 2020-06-30
Bionano Genomics, Inc
filed 2020-08-13
CIK 1411690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No ☒

As of August 12, 2020, the registrant had 138,480,045 shares of Common Stock ($0.0001 par value) outstanding.

BIONANO GENOMICS, INC.

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (Unaudited)	4
Condensed Consolidated Statements of Stockholders' Equity (Deficit) for the three months ended June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	23
PART II. OTHER INFORMATION	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29
SIGNATURES	30

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIONANO GENOMICS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$17,194,000	$17,311,000
Accounts receivable, net	3,249,000	6,334,000
Inventory, net	3,290,000	3,444,000
Prepaid expenses and other current assets	921,000	1,169,000
Total current assets	24,654,000	28,258,000
Property and equipment, net	2,550,000	1,950,000
Total assets	$27,204,000	$30,208,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,850,000	$2,699,000
Accrued expenses	2,431,000	3,225,000
Contract liabilities	289,000	358,000
Current portion of long-term debt	13,938,000	20,085,000
Total current liabilities	19,508,000	26,367,000
Long-term debt, net of current portion	1,775,000	—
Long-term contract liabilities	84,000	183,000
Other non-current liabilities	—	44,000
Total liabilities	21,367,000	26,594,000
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 200,000,000 and 200,000,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; 91,975,000 and 34,274,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	9,000	3,000
Additional paid-in capital	126,989,000	106,188,000
Accumulated deficit	(121,161,000)	(102,577,000)
Total stockholders’ equity	5,837,000	3,614,000
Total liabilities and stockholders’ equity	$27,204,000	$30,208,000
See accompanying notes to the condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Product revenue	$940,000	$2,021,000	$1,923,000	$3,708,000
Service and other revenue	242,000	154,000	395,000	319,000
Total revenue	1,182,000	2,175,000	2,318,000	4,027,000
Cost of revenue:
Cost of product revenue	515,000	1,525,000	1,289,000	2,645,000
Cost of service and other revenue	88,000	30,000	170,000	57,000
Total cost of revenue	603,000	1,555,000	1,459,000	2,702,000
Operating expenses:
Research and development	2,401,000	2,408,000	5,075,000	4,508,000
Selling, general and administrative	5,613,000	5,056,000	12,981,000	9,846,000
Total operating expenses	8,014,000	7,464,000	18,056,000	14,354,000
Loss from operations	(7,435,000)	(6,844,000)	(17,197,000)	(13,029,000)
Other expenses:
Interest expense	(561,000)	(645,000)	(1,322,000)	(959,000)
Loss on debt extinguishment	—	—	—	(1,333,000)
Other expenses	(73,000)	(171,000)	(55,000)	(186,000)
Total other expenses	(634,000)	(816,000)	(1,377,000)	(2,478,000)
Loss before income taxes	(8,069,000)	(7,660,000)	(18,574,000)	(15,507,000)
Provision for income taxes	(5,000)	(5,000)	(10,000)	(9,000)
Net loss	$(8,074,000)	$(7,665,000)	$(18,584,000)	$(15,516,000)
Net loss per share, basic and diluted	$(0.09)	$(0.71)	$(0.29)	$(1.47)
Weighted-average common shares outstanding basic and diluted	90,907,000	10,860,000	63,238,000	10,542,000

See accompanying notes to the condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at January 1, 2019	10,055,000	$1,000	$82,898,000	$(72,762,000)	$10,137,000
Stock option exercises	42,000	—	54,000	—	54,000
Stock-based compensation expense	—	—	289,000	—	289,000
Issue common stock	748,000	—	2,410,000	—	2,410,000
Issue warrants for debt	—	—	630,000	—	630,000
Issue stock for debt	—	—	202,000	—	202,000
Net loss	—	—	—	(7,852,000)	(7,852,000)
Balance at March 31, 2019	10,845,000	1,000	86,483,000	(80,614,000)	5,870,000
Stock option exercises	9,000	—	11,000	—	11,000
Stock-based compensation expense	—	—	336,000	—	336,000
Issue stock for employee stock purchase plan	44,000	—	103,000	—	103,000
Net loss	—	—	—	(7,665,000)	(7,665,000)
Balance at June 30, 2019	10,898,000	1,000	86,933,000	(88,279,000)	(1,345,000)
Stock-based compensation expense	—	—	364,000	—	364,000
Net loss	—	—	—	(6,398,000)	(6,398,000)
Balance at September 30, 2019	10,898,000	1,000	87,297,000	(94,677,000)	(7,379,000)
Stock-based compensation expense	—	—	357,000	—	357,000
Issue common stock, net of issuance costs	11,081,000	1,000	8,549,000	—	8,550,000
Issue stock for covenant waiver	573,000	—	504,000	—	504,000
Issue stock for employee stock purchase plan	44,000	—	39,000	—	39,000
Issue stock for warrant exercises	11,678,000	1,000	9,396,000	—	9,397,000
Reduce warrant exercise price for covenant waiver	—	—	46,000	—	46,000
Net loss	—	—	—	(7,900,000)	(7,900,000)
Balance at December 31, 2019	34,274,000	3,000	106,188,000	(102,577,000)	3,614,000
Stock-based compensation expense	—	—	328,000	—	328,000
Issue stock for warrant exercises	3,478,000	—	2,355,000	—	2,355,000
Net loss	—	—	—	$(10,510,000)	(10,510,000)
Balance at March 31, 2020	37,752,000	$3,000	$108,871,000	$(113,087,000)	$(4,213,000)
Stock-based compensation expense	—	—	328,000	—	328,000
Issue common stock, net of issuance costs	16,896,000	2,000	16,364,000	—	16,366,000
Issue stock for employee stock purchase plan	44,000	—	21,000	—	21,000
Issue stock for covenant waiver	873,000	—	300,000	—	300,000
Issue stock for warrant exercises	36,410,000	4,000	1,105,000	$—	1,109,000
Net loss				$(8,074,000)	(8,074,000)
Balance at June 30, 2020	91,975,000	9,000	126,989,000	(121,161,000)	5,837,000
See accompanying notes to the condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(18,584,000)	$(15,516,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	591,000	537,000
Non-cash interest	651,000	296,000
Stock-based compensation	656,000	625,000
Provision for bad debt expense	1,290,000	—
Loss on debt extinguishment	—	1,333,000
Employee stock purchase plan compensation	—	103,000
Changes in operating assets and liabilities:
Accounts receivable	1,795,000	(469,000)
Inventory	(1,037,000)	(1,954,000)
Prepaid expenses and other current assets	244,000	288,000
Accounts payable	150,000	2,257,000
Accrued expenses and contract liabilities	(1,006,000)	(368,000)
Net cash used in operating activities	(15,250,000)	(12,868,000)
Investing Activities:
Purchases of property and equipment	—	(30,000)
Net cash used in investing activities	—	(30,000)
Financing activities:
Proceeds from issuance of term debt, net of issuance costs	—	19,207,000
Repayment of term-loan debt	(5,000,000)	(10,812,000)
Proceeds from PPP Loan	1,775,000	—
Proceeds from borrowing from line of credit	760,000	1,106,000
Repayments of borrowing from line of credit	(2,258,000)	(306,000)
Proceeds from sale of common stock, net of offering costs	16,366,000	2,410,000
Proceeds from sale of common stock under employee stock purchase plan	21,000	—
Proceeds from warrant and option exercises	3,469,000	65,000
Net cash provided by financing activities	15,133,000	11,670,000
Net decrease in cash and cash equivalents	(117,000)	(1,228,000)
Cash and cash equivalents at beginning of period	17,311,000	16,523,000
Cash and cash equivalents at end of period	$17,194,000	$15,295,000

Supplemental cash flow disclosures:
Cash paid for interest	$715,000	$245,000

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment costs incurred but not paid included in accounts payable and accrued expenses	$—	$9,000
Fair value of warrants issued with debt	$—	$630,000
Transfer of instruments and servers from inventory to property and equipment	$1,191,000	$—
Issue common stock for covenant waiver	$300,000
Fair value of stock issued with debt	$—	$202,000
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
The Company has experienced recurring net losses from operations, negative cash flows from operating activities, financial covenant breaches, and significant accumulated deficit since its inception and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $121.2 million as of June 30, 2020. The Company had cash and cash equivalents of $17.2 million as of June 30, 2020. Management expects operating losses and negative cash flows to continue for at least the next year as the Company continues to incur costs related to research and commercialization efforts. Management has prepared cash flow forecasts which indicate that based on the Company’s expected operating losses, negative cash flows and debt obligations, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date these financial statements are issued.
COVID-19 continues to spread in the United States and globally and as a result the Company is subject to additional risks and uncertainties. The degree to which the Company's business will be affected by the COVID-19 pandemic is highly uncertain. The negative effects of COVID-19 could continue to have a material impact on the Company’s financial results. To comply with various applicable guidelines and legal requirements in the jurisdictions in which the Company operates, the Company has temporarily reduced its business operations in response to stay-at-home orders, travel restrictions and other social distancing measures. The Company’s manufacturing partners, suppliers, and customers, have implemented similar operational reductions. This overall reduction in activity has contributed to a decrease in sales which has negatively impacted the Company’s first and second quarter 2020 financial results. Future effects of COVID-19 are unknown and the Company’s financial results may continue to be negatively affected in the future.
There may be long-term negative effects of the COVID-19 pandemic, even after it has subsided. Specifically, product demand may be reduced due to an economic recession, a decrease in corporate capital expenditures, prolonged unemployment, reduction in consumer confidence, or any similar negative economic condition. These negative effects could have a material impact on the Company’s operations, business, earnings, and liquidity.
The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funding. The Company will need to raise additional capital through equity offerings or debt financings to fulfill its operating and capital requirements for at least 12 months and to maintain compliance with certain financial covenants in the Innovatus LSA (as defined below). To raise such additional capital, the Company may pursue equity or debt financings, strategic collaborations, licensing arrangements, asset sales, or other arrangements. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all, and may not be able to comply with current covenants.
Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its products or proprietary technologies or grant licenses on terms that are not favorable to the Company. If the Company does not have or is not able to obtain sufficient funds, it may have to reduce commercialization efforts or delay its development of new products. The Company also may have to reduce marketing, customer support or other resources devoted to its products or cease operations. As a result, the aforementioned conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern within one year after the date these financial statements are issued. Such financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the outcome of this uncertainty.
As a publicly-traded company listed on The Nasdaq Stock Market LLC ("Nasdaq"), the Company is required to comply with rules and regulations issued by Nasdaq. If the Company is not able to comply with such rules and regulations, which it has not met from time-to-time since the Company's initial public offering in August 2018, the Company may not be able to maintain its Nasdaq listing.

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
Significant Accounting Policies
During the six months ended June 30, 2020, there were no changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
Recently Issued But Not Yet Adopted Accounting Pronouncements
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of credit Losses on Financial Instruments (ASU 2016-13), which amends the impairment model by requiring entities to use a forward looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The standard is effective for the company beginning in the first quarter of 2023, with early adoption permitted. the Company is currently evaluating the expected impact of ASU 2016-13 on its financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major seperation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exceptions and also simplifies the diluted earnings per share calculation in certain areas. The standard is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years and interim periods within those fiscal years, beginning December 15, 2021. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and adoption must be as of the beginning of the Company's annual fiscal year. The company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	June 30, 2020	June 30, 2019
Stock options	2,988,000	1,717,000
Warrants	79,914,000	4,224,000
Total	82,902,000	5,941,000
3. Revenue Recognition
Revenue by Source

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Instruments	$229,000	$1,591,000	$763,000	$2,892,000
Consumables	711,000	430,000	1,160,000	816,000
Total product revenue	940,000	2,021,000	1,923,000	3,708,000
Service and other	242,000	154,000	395,000	319,000
Total revenue	$1,182,000	$2,175,000	$2,318,000	$4,027,000
Revenue by Geographic Location

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	$	%	$	%	$	%	$	%
North America	$788,000	66%	$1,379,000	64%	$1,514,000	66%	$2,218,000	55%
EMEIA	315,000	27%	507,000	23%	705,000	30%	1,425,000	35%
Asia Pacific	79,000	7%	289,000	13%	99,000	4%	384,000	10%
Total	$1,182,000	100%	$2,175,000	100%	$2,318,000	100%	$4,027,000	100%

The table above provides revenue from contracts with customers by business and geographic region on a disaggregated basis. North America consists of the United States and Canada. EMEIA consists of Europe, the Middle East, India and Africa. Asia

Pacific includes China, Japan, South Korea, Singapore and Australia. For the three months ended June 30, 2020 and 2019, the United States represented 60% and 63% of total revenue, and for the six months ended June 30, 2020 and 2019, 63% and 55%, respectively.
Remaining Performance Obligations

As of June 30, 2020, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was $373,000. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations. The Company expects to recognize approximately 44% of this amount as revenue during the remainder of 2020, 52% in 2021 and 4% in 2022. Warranty revenue is included in Service and other revenue.
The Company recognized revenue of $106,000 and $67,000 during the three months ended June 30, 2020 and 2019, respectively, and revenue of $232,000 and $156,000 during the six months ended June 30, 2020 and 2019, respectively, which was included in the contract liability balance at the end of the previous year.
Concentrations
As of June 30, 2020 and December 31, 2019, one customer represented 14% and 10%, respectively, of the Company's accounts receivable balance.

4. Balance Sheet Account Details

	June 30, 2020	December 31, 2019
Accounts receivable, net:
Accounts receivable, trade	$5,094,000	$6,889,000
Less allowance for doubtful accounts	(1,845,000)	(555,000)
	$3,249,000	$6,334,000

The Company extends credit to its customers in the normal course of business based upon an evaluation of each customer’s credit history, financial condition, and other factors. Estimates of allowances for doubtful accounts are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due, and economic and other factors. During the three and six months ended June 30, 2020, the Company recorded bad debt expense of $332,000 and $1,290,000 respectively. These amounts are included in selling, general and administrative expenses.

	June 30, 2020	December 31, 2019
Inventory:
Materials and supplies	$2,180,000	$951,000
Finished goods	1,110,000	2,493,000
	$3,290,000	$3,444,000
5. Debt
Paycheck Protection Program

On April 17, 2020, the Company received loan proceeds of approximately $1.8 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“the PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”).

The PPP Loan is scheduled to mature on April 17, 2022 (the “Maturity Date”), bears interest at a rate of 1.00% per annum, and is subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act.

The PPP Loan is evidenced by a promissory note, dated as of April 17, 2020, issued by East West Bank (the “PPP Lender”), which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Upon an event of default under the PPP Note, the PPP Lender may, among other things, require immediate payment of all amounts owing under the PPP Note or file suit and obtain judgment. Under the terms of the CARES Act, recipients of loans under the PPP can apply for and be granted forgiveness for all or a portion of such loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and certain other eligible costs (the “Eligible Costs”). Pursuant to the Paycheck Protection Program Flexibility Act (the “PPPFA”), enacted on June 5, 2020, the Company may continue to use loan proceeds on Eligible Costs through October 2, 2020, or the date that is 24 weeks from the PPP Loan origination date (the “Covered Period”). The Company is continuing to evaluate guidance released by the SBA regarding qualification for forgiveness of the PPP Loan, however, no assurance is provided that forgiveness for any portion of the Company’s PPP Loan will be obtained.

Under the PPPFA, payments of principal and interest due under the PPP Loan are deferred until the date on which the SBA remits the forgiveness amount, if any, back to the PPP Lender, or if forgiveness isn't sought within 10 months after the last day of the Covered Period, until the date that is 10 months from the last day of the Covered Period. The amounts outstanding under the PPP Loan may be prepaid by the Company at any time prior to maturity without penalty.

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

Loan Agreements
The carrying value of the Company's debt for the periods presented was as follows:

	June 30, 2020	December 31, 2019
Term Loans	$15,741,000	$20,473,000
Revolver	—	1,498,000
PPP Loan	1,775,000	—
Total principal	17,516,000	21,971,000
Less unamortized debt issuance costs	(1,803,000)	(1,886,000)
Total carrying value of debt	$15,713,000	$20,085,000

In March 2019, the Company entered into a Loan and Security Agreement (the “Innovatus LSA”) by and among Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”), as collateral agent and the lenders listed on Schedule 1.1 thereto, including East West Bank. The Innovatus LSA provided a first term loan of $17.5 million, a second term loan of $2.5 million and a third term loan of $5.0 million (collectively, “Term Loans”) if the Company satisfied certain funding conditions. Interest on the Term Loans is due on the first of each month at a rate of 10.25% per annum in cash or a discounted rate of 7.25% in cash with 3.0% of the 10.25% per annum rate added to the principal of the loan and subject to accruing interest through the end of the interest only payment period, which ends March 1, 2022. At inception, the Company elected to pay interest in cash at a rate of 7.25% per annum and have 3.0% per annum of the interest added back to the outstanding principal. As of June 30, 2020, the effective interest rate, including debt issuance costs, for Term Loans was 16.7%. Beginning in April 2022, the Company must make 24 equal monthly payments of principal and interest with a final maturity date in March 2024, which may be earlier due to an event of default if not cured within time specified.
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
The Innovatus LSA is collateralized by substantially all of the Company’s assets, including its intellectual property. The Innovatus LSA requires the Company to comply with various affirmative and negative covenants, including: (1) a liquidity covenant requiring the Company to maintain a minimum cash balance at all times in a collateral account; (2) a revenue covenant requiring the Company to meet certain minimum revenue targets measured at the end of each calendar quarter. The Innovatus LSA also includes standard events of default, including a provision that Innovatus could declare an event of default upon the occurrence of any event that it interprets as having a material adverse change in the Company's business, operations, or condition, a material impairment on the Company's ability to pay the secured obligations under the Innovatus LSA, or upon a material adverse effect on the collateral under the agreement, thereby requiring us to repay the loan immediately, together with a prepayment fee and other applicable fees. As of June 30, 2020, the Company has not received any notification or indication from Innovatus to invoke the material adverse change clause. However, due to the Company’s current cash flow position and the substantial doubt about its ability to continue as a going concern, the entire principal amount of the Term Loans are presented as short-term. The Company will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should its financial condition improve.
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
In connection with the Second Amendment, the Company was obligated to pay Innovatus a waiver fee in the amount of  $200,000 and a prepayment fee of $100,000, payable in cash or in shares of the Company’s common stock at the Company's election, no later than following completion of the Equity Event. As described in Note 6 below, the Company completed the follow-on offering in April 2020 that constituted an Equity Event under the Second Amendment. A portion of the proceeds from the follow-on offering were used to pay-down $2.9 million of principal balance outstanding under the Innovatus term loan in accordance with the Second Amendment. In addition, the Company issued 872,601 shares of its common stock to Innovatus to satisfy the $200,000 waiver fee and $100,000 prepayment fee due under the Second Amendment.
The Company was in compliance with all financial covenants under the Innovatus LSA for the three months ended June 30, 2020.
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

Stock Warrants
A summary of the Company’s warrant activity for the six months ended June 30, 2020 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	24,406,000	$1.76	4.82	$7,933,000
Granted	95,396,000	0.22	4.78
Exercised	(39,888,000)	0.09		15,863,000
Canceled	—
Outstanding at June 30, 2020	79,914,000	$0.76	4.62	$18,232,000
Vested and exercisable at June 30, 2020	79,914,000	$0.76	4.62	$—
Warrant Exercise Update

From July 1, 2020 through August 12, 2020, the Company has received gross proceeds of approximately $13.9 million pursuant to the exercise of outstanding and common and pre-funded warrants to purchase an aggregate of 46,505,000 shares of the Company's common stock.
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

The Company delivered the Prospectus Supplement on March 2, 2020 and each Holder exercised all of their Original Warrants for cash. As a result, on March 3, 2020, the Company issued the New Warrants to the Holders. The New Warrants are exercisable at an exercise price per share of $1.06 commencing on the six-month anniversary of the issuance date, and will terminate on the date that is five years, six months following the issuance date. The New Warrants and the shares of Common Stock issuable upon exercise of the New Warrants were not registered under the Securities Act of 1933, as amended (the "Securities Act"), and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act.

Stock-Based Compensation
Stock Options
A summary of the Company’s stock option activity for the six months ended June 30, 2020 was as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,743,000	$5.73	8.2	$4,000
Granted	1,591,000	0.88
Exercised	—	—		$—
Canceled	(346,000)	4.04
Outstanding at June 30, 2020	2,988,000	$3.34	8.46	$22,000
Vested and exercisable at June 30, 2020	1,021,000	$5.65	6.93	$—

For the three months ended June 30, 2020 and 2019, the Company granted to its employees options to purchase 443,000 and 42,000 shares with a weighted average exercise price of $0.46 and $3.00 per share, respectively. For the six months ended June 30, 2020 and 2019, the Company granted to its employees options to purchase 1,591,000 and 545,000 shares with a weighted average exercise price of $0.88 and $4.15 per share, respectively.
For the three months ended June 30, 2020 and 2019, the weighted-average grant date fair value of stock options granted was $0.30 and $1.71 per share, respectively. For the six months ended June 30, 2020 and 2019, the weighted-average grant date fair value of stock options granted was $0.55 and $2.37 per share, respectively.
The Company recognized stock-based compensation expense for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$66,000	$58,000	$133,000	$111,000
General and administrative	262,000	278,000	523,000	514,000
Total stock-based compensation expense	$328,000	$336,000	$656,000	$625,000
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants during the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Risk-free interest rate	0.4%	2.0%	1.1%	2.4%
Expected volatility	77.9%	66.1%	72.2%	67.3%
Expected term (in years)	5.5	5.4	5.9	5.0
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  The CARES Act did not have a material impact on the Company’s income tax provision for the three months ended June 30, 2020.  The Company continues to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.
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
We have incurred losses in each year since our inception. Our net losses were $8.1 million and $7.7 million for the three months ended June 30, 2020 and 2019, respectively, and $18.6 million and $15.5 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $121.2 million.
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

COVID-19 Overview

The COVID-19 pandemic, and the measures imposed to contain this pandemic in areas where we operate our business and elsewhere have disrupted and are expected to continue to impact our business. For example, to comply with applicable regulations and to safeguard the health and safety of our employees and customers, we temporarily reduced our on-site business operations, implemented work-from-home practices, and modified other business practices, including those related to employee travel and physical participation in meetings, events, and conferences. In addition, the quarantine of our personnel and the inability to access our facilities or customer sites adversely affected, and is expected to continue to adversely affect, our operations.

During the six months ended June 30, 2020, we experienced a $1.7 million decrease in revenue, as compared to the same period of the prior year, which is largely due to the COVID-19 pandemic. While the COVID-19 pandemic did not prevent us from operating our business during the six months ended June 30, 2020, we have taken steps to reduce our cash used in operations to offset the decrease in cash generated from sales. For example, on April 15, 2020, our Board of Directors approved the implementation of temporary salary reductions for certain of our executive officers and other employees, including 50% salary reductions for Erik Holmlin, President and Chief Executive Officer, Mark Oldakowski, Chief Operating Officer, and Warren Robinson, Chief Commercial Officer. These reductions were effective for two months beginning on April 16, 2020 and ended on June 15, 2020. Also in April 2020, we implemented salary reductions for most of our salaried employees and reduced the number of working hours of most of our hourly employees by 25% , with such measures also ending on June 15, 2020.

These disruptions resulting from the COVID-19 pandemic, may continue to impact our operations and overall business. The impact of COVID-19 is evolving rapidly and its future effects remain uncertain. As a result of such uncertainties, the duration of the disruption and the related impact on our business, operating results and financial condition cannot be reasonably estimated at this time. We are continuing to closely monitor the impact of the COVID-19 pandemic on our business and are taking proactive efforts designed to protect the health and safety of our workforce, continue our business operations and advance our corporate objectives.
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
The following table presents our revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product revenue	$940,000	$2,021,000	$1,923,000	$3,708,000
Service and other revenue	242,000	154,000	395,000	319,000
Total	$1,182,000	$2,175,000	$2,318,000	$4,027,000

The following table reflects total revenue by geography and as a percentage of total revenue, based on the billing address of our customers. North America consists of the United States and Canada. EMEIA consists of Europe, Middle East, India and Africa. Asia Pacific includes China, Japan, South Korea, Singapore and Australia.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	$	%	$	%	$	%	$	%
North America	$788,000	66%	$1,379,000	64%	$1,514,000	66%	$2,218,000	55%
EMEIA	315,000	27%	507,000	23%	705,000	30%	1,425,000	35%
Asia Pacific	79,000	7%	289,000	13%	99,000	4%	384,000	10%
Total	$1,182,000	100%	$2,175,000	100%	$2,318,000	100%	$4,027,000	100%
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

Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019
The following table sets forth our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Period-to-Period Change
	2020	2019	$	%
Revenues:
Product revenue	$940,000	$2,021,000	$(1,081,000)	(53.5)%
Service and other revenue	242,000	154,000	88,000	57.1%
Total revenue	1,182,000	2,175,000	(993,000)	(45.7)%
Cost of revenue:
Cost of product revenue	515,000	1,525,000	(1,010,000)	(66.2)%
Cost of other revenue	88,000	30,000	58,000	193.3%
Total cost of revenue	603,000	1,555,000	(952,000)	(61.2)%
Operating expenses:
Research and development	2,401,000	2,408,000	(7,000)	(0.3)%
Selling, general and administrative	5,613,000	5,056,000	557,000	11.0%
Total operating expenses	8,014,000	7,464,000	550,000	7.4%
Loss from operations	(7,435,000)	(6,844,000)	(591,000)	8.6%
Other income (expenses):
Interest expense	(561,000)	(645,000)	84,000	(13.0)%
Other income (expenses)	(73,000)	(171,000)	98,000	(57.3)%
Total other income (expenses)	(634,000)	(816,000)	182,000	(22.3)%
Loss before income taxes	(8,069,000)	(7,660,000)	(409,000)	5.3%
Provision for income taxes	(5,000)	(5,000)	—	—%
Net loss	$(8,074,000)	$(7,665,000)	$(409,000)	5.3%

Revenue
Total revenue decreased by $1.0 million, or 45.7%, to $1.2 million for the three months ended June 30, 2020 compared to $2.2 million for the same period in 2019. The decrease impacted all regions, largely driven by customers temporarily shutting down their lab operations in response to COVID-19 shelter-at-home orders. Below is a summary of changes for the three months ended June 30, 2020 as compared to the same period in 2019:
•North America revenue decreased by $0.6 million, or 43%;
•EMEIA revenue decreased by $0.2 million, or 38%; and
•Asia Pacific revenue decreased by $0.2 million, or 73%.
Cost of Revenue
Total cost of revenue decreased by $1.0 million, or 61.2%, to $0.6 million for the three months ended June 30, 2020 compared to $1.6 million for the same period in 2019. Total cost of revenue decreased for the three months ended June 30, 2020 as compared to 2019 primarily due to a decrease in the number of instruments units sold during the quarter from 8 to 1. This was partially offset by an increase in consumable units sold of 189%.
Research and Development Expenses
There was no significant change to research and development expenses during the three months ended June 30, 2020 compared to the same period in 2019.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $0.5 million, or 11.0%, to $5.6 million for the three months ended June 30, 2020 compared to $5.1 million for the same period in 2019. This is primarily due to headcount additions to our global sales and marketing teams as well as back-office support teams to assist with the growth of our world-wide product distribution. In addition, we incurred increased professional fees to support business operations and our international presence. Salary reductions implemented in April 2020 partially offset cost increases driven by our headcount additions.

Comparison of the Six Months Ended June 30, 2020 and 2019
The following table sets forth our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Period-to-Period Change
	2020	2019	$	%
Revenues:
Product revenue	$1,923,000	$3,708,000	$(1,785,000)	(48.1)%
Service and other revenue	395,000	319,000	76,000	23.8%
Total revenue	2,318,000	4,027,000	(1,709,000)	(42.4)%
Cost of revenue:
Cost of product revenue	1,289,000	2,645,000	(1,356,000)	(51.3)%
Cost of other revenue	170,000	57,000	113,000	198.2%
Total cost of revenue	1,459,000	2,702,000	(1,243,000)	(46.0)%
Operating expenses:
Research and development	5,075,000	4,508,000	567,000	12.6%
Selling, general and administrative	12,981,000	9,846,000	3,135,000	31.8%
Total operating expenses	18,056,000	14,354,000	3,702,000	25.8%
Loss from operations	(17,197,000)	(13,029,000)	(4,168,000)	32.0%
Other income (expenses):
Interest expense	(1,322,000)	(959,000)	(363,000)	37.9%
Loss on debt extinguishment	—	(1,333,000)	1,333,000	—%
Other income (expenses)	(55,000)	(186,000)	131,000	(70.4)%
Total other income (expenses)	(1,377,000)	(2,478,000)	1,101,000	(44.4)%
Loss before income taxes	(18,574,000)	(15,507,000)	(3,067,000)	19.8%
Provision for income taxes	(10,000)	(9,000)	(1,000)	11.1%
Net loss	$(18,584,000)	$(15,516,000)	$(3,068,000)	19.8%
Revenue
Total revenue decreased by $1.7 million, or 42.4%, to $2.3 million for the six months ended June 30, 2020 compared to $4.0 million for the same period in 2019. The decrease impacted all regions, largely driven by customers temporarily shutting down their lab operations in response to COVID-19 shelter-at-home orders and related restrictions to address the pandemic. Below is a summary of changes for the six months ended June 30, 2020 as compared to the same period in 2019:
•North America revenue decreased by $0.7 million, or 32%;
•EMEIA revenue decreased by $0.7 million, or 51%; and
•Asia Pacific revenue decreased by $0.3 million, or 74%.
Cost of Revenue
Total cost of revenue decreased by $1.2 million, or 46.0%, to $1.5 million for the six months ended June 30, 2020 compared to $2.7 million for the same period in 2019. Total cost of revenue decreased for the six months ended June 30, 2020 as compared to 2019 primarily due to a decrease in the number of instruments units sold from 14 to 4. This was partially offset by an increase in consumable units sold of 120%.

Research and Development Expenses
Research and development expenses increased $0.6 million, or 12.6%, to $5.1 million for the six months ended June 30, 2020 compared to $4.5 million for the same period in 2019. This is due to headcount additions to our development teams, but slightly offset by the salary reductions implemented in April 2020. In addition, our materials and supply expense increased during the six months ended June 30, 2020 due to continued efforts to innovate our product.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.2 million, or 31.8%, to $13.0 million for the six months ended June 30, 2020 compared to $9.8 million for the same period in 2019. This is primarily due to headcount additions to our global sales and marketing teams as well as back-office support teams to assist with the growth of our world-wide product distribution. In addition, we incurred increased professional fees to support ongoing business operations and international presence. Lastly, the Company determined that its collection efforts had been exhausted for a portion of its accounts and deemed the accounts receivables balance as not collectible. As a result, the Company recognized bad debt expense of $1.3 million during the six months ended June 30, 2020.
Interest Expense

Interest expense increased $0.4 million, or 37.9%, to $1.3 million for the six months ended June 30, 2020 compared to $0.9 million for the same period in 2019, driven by changes in our term-loan debt. In March 2019, the Company retired its $10 million Credit and Security Agreement with MidCap Financial (the “CSA”) and replaced it with a $20 million facility under our Loan and Security Agreement with Innovatus Life Sciences Lending Fund I, LP, as further discussed below.
Loss on Debt Extinguishment
A loss on debt extinguishment of $1.3 million was recognized during the six months ended June 30, 2019 in association with retiring the MidCap Financial CSA prior to maturity.
Liquidity and Capital Resources
Since our inception, we have incurred net losses and negative cash flows from operations. We incurred net losses of $8.1 million and $7.7 million for the three months ended June 30, 2020 and 2019, respectively, and $18.6 million and $15.5 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $121.2 million and cash and cash equivalents of $17.2 million.
Sources of Liquidity
Prior to our initial public offering (IPO) in August 2018, we financed our operations principally through private placements of convertible preferred stock, convertible notes, borrowings from credit facilities, and revenue from our commercial operations. Since our IPO, we have generated cash flows from sales of common stock and other equity instruments instead of convertible preferred stock. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments, borrowings from credit facilities and revenue from our commercial operations. See Note 6 to our condensed consolidated financial statements for a discussion of our recent equity activity and Note 5 to our condensed consolidated financial statements for a discussion of terms and provisions of our debt included elsewhere in this Quarterly Report on Form 10-Q for more information.
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

Warrant Exercise Update

From July 1, 2020 through August 12, 2020, we have received gross proceeds of approximately $13.9 million pursuant to the exercise of outstanding common and pre-funded warrants to purchase an aggregate of 46,505,000 shares of our common stock.
Cash Flows
The following table sets forth the cash flow from operating, investing and financing activities for the periods presented:

Net cash provided by (used in):	Six Months Ended June 30,
	2020	2019

Operating activities	$(15,250,000)	$(12,868,000)
Investing activities	—	(30,000)
Financing activities	15,133,000	11,670,000
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
Net cash used in operating activities was $15.3 million during the six months ended June 30, 2020 as compared to $12.9 million during the same period in 2019. The increase in cash used in operating activities of $2.4 million is attributed to increased headcount across the business, increased professional fees to support ongoing business operations and increase our international presence, and increased investments in marketing and promotions.
Investing Activities
Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. There was no significant cash used in investing activities during the six months ended June 30, 2020 as well as for the same period in 2019.
Financing Activities
Net cash provided by financing activities was $15.1 million during the six months ended June 30, 2020 as compared to the same period in 2019 where we had net proceeds from financing activities of $11.7 million, a decrease of $3.4 million. During the six months ended June 30, 2020, we raised approximately $16.4 million in net proceeds from a follow-on offering, and $3.5 million from warrant exercises. In addition, we received approximately $1.8 million pursuant to the PPP Loan (as defined below). Offsets included payments of $1.5 million on our revolving line of credit and $5.0 million in term-loan principal prepayments in accordance with the Second Amendment. During the six months ended June 30, 2019, we had net proceeds from the issuance of the Innovatus LSA as well as aggregate proceeds from Innovatus and Aspire Purchase Agreements of approximately $11.0 million.

Paycheck Protection Program

In April 2020, we received loan proceeds of approximately $1.8 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The PPP Loan is scheduled to mature in April 2022 (the “Maturity Date”), bears interest at a rate of 1.00% per annum, and is subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act.

The PPP Loan is evidenced by a promissory note issued by East West Bank (the “Lender”). The PPP note contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Under the terms of the CARES Act, recipients of loans under the PPP can apply for and be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and certain other eligible costs (the “Eligible Costs”). Pursuant to the Paycheck Protection Program

Flexibility Act (the “PPPFA”), enacted on June 5, 2020, we may continue to use loan proceeds on Eligible Costs through October 2, 2020, or the date that is 24 weeks from the PPP Loan origination date (the “Covered Period”). However, no assurance is provided that forgiveness for any portion of the PPP Loan will be obtained.

Pursuant to the PPPFA, payments of principal and interest due under the PPP Loan are deferred until the date on which the SBA remits the forgiveness amount, if any, back to the PPP Lender, or if forgiveness isn't sought within 10 months after the last day of the Covered Period, until the date that is 10 months from the last day of the Covered Period. The amounts outstanding under the PPP Loan may be prepaid by us at any time prior to maturity without penalty.

The PPP Loan is also described in Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Capital Resources

We performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents as of June 30, 2020, plus proceeds from the recent warrant exercises described above, will be sufficient to fund our operations and obligations into the first quarter of 2021. We plan to continue to fund our operations through cash and cash equivalents on hand, as well as through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, or other arrangements. Additional funds may not be available when needed from any source or, if available, may not be available on terms that are acceptable to us. In addition, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. It is possible that further deterioration in credit and financial markets and confidence in economic conditions will occur. If equity and credit markets deteriorate, it may affect our ability to raise equity capital, borrow on our existing facilities or make any additional necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. In addition, while we are currently in compliance with our loan agreement, the COVID-19 pandemic may compromise our ability to comply with the terms of our loan agreement and could result in an event of default. If an event of default were to occur, our lender could accelerate our repayment obligations or enforce other rights under our loan agreements. Any such default may also require us to seek additional or alternative financing, which may not be available on commercially reasonable terms or at all.

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

As discussed in Note 1 to our condensed consolidated financial statements included in this Quarterly Report, in April 2020, we received a Notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) advising us that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Notice has no effect on the listing of our common stock at this time, and our common stock continues to trade on The Nasdaq Capital Market under the symbol “BNGO.” We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules, and similarly did not and do not have any holdings in variable interest entities.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements requires us to make estimates and assumptions that materially affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.
There were no material changes in our critical accounting policies and estimates during the six months ended June 30, 2020.
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
As of June 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described below and previously reported in our Annual Report on Form 10-K.
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
The additional resources and procedures described above are designed to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures. While the implementation of improved controls and procedures is ongoing, we have determined that as of June 30, 2020 that the material weaknesses described above have not been fully remediated.
Changes in Internal Control over Financial Reporting
Other than the remediation efforts underway, as described above, and despite the fact that most of our employees are working remotely due to the COVID-19 pandemic, there were no material changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business, and that of our customers, has been adversely affected by the effects of public health crises, including the COVID-19 pandemic. In particular, the COVID-19 pandemic has materially affected our operations globally, including at our headquarters in San Diego, California, as well as the business or operations of our research partners, customers and other third parties with whom we conduct business.

Our business could be adversely affected by health crises in regions where we have operations, concentrations of sales and marketing teams, distributors or other business operations. Such health crises could also affect the business or operations of our research partners, customers and other third parties with whom we conduct business.

In particular, the COVID-19 pandemic and the measures imposed to contain this pandemic have disrupted and are expected to continue to impact our business. Global efforts to contain the spread of COVID-19 have intensified, with the certain areas of the United States, Europe and Asia implementing severe travel restrictions, social distancing requirements and stay-at-home orders, among other restrictions. In addition, while certain geographical areas have begun gradual movement towards the easing of these COVID-19 related restrictions, reports of increased infection are leading to additional public health directives and orders that may have an unpredictable impact on our financial condition, results of operations, liquidity and cash flows.

In response to these public health directives and orders, we have implemented work-from-home policies for certain employees and temporarily scaled back our operations. We have also modified certain business practices, including those related to employee travel and cancellation of physical participation in meetings, events and conferences, and implemented new protocols to promote social distancing and enhance sanitary measures in our offices and facilities. The quarantine of our personnel and the inability to access our facilities or customer sites has adversely affected, and is expected to continue adversely affecting, our operations. For example, certain members of our workforce are now performing their duties remotely and these employees have not been able to maintain the same level of productivity and efficiency due a lack of resources that would otherwise be available to them in our offices and additional demands on their time, such as increased responsibilities resulting from school closures or the illness of family members.

The effects of these public health directives and orders and our related adjustments in our business have negatively impacted productivity, disrupted our business and delayed our timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. For example, in our Annual Report on Form 10-K for the year ended 2019, we made various forward-looking statements regarding our expectations for the timing of improvements in our gross margin, the speed at which we will increase sales of high-margin consumables, product improvements and study results. We have suspended our guidance, projections or outlook, as applicable, for 2020, including with respect to these forward-looking statements.

The spread of COVID-19 has resulted in a widespread health crisis that is adversely affecting the economies and financial markets of many countries, including in the United States, Europe and Asia, which has resulted in an economic downturn that may negatively affect demand for our products and services and materially affect us financially. For example, customers who have committed to order minimum quantities of consumables or to purchase our Saphyr instrument could delay or default on these commitments. Further, restrictions on our ability to travel, stay-at-home orders and other similar restrictions on our business have limited our ability to support our global and domestic operations, including providing installation and training and customer service, resulting in disruptions in our sales and marketing efforts and negative impacts on our commercial strategy. In particular, our management team frequently travels to China and a portion of our sales support team works remotely from China. Also, four of our distributors are located in China. For fiscal year 2019, we derived 14% of our total revenue from the Asia Pacific region and 5% of our total revenue from China. China, like many geographical areas around the world, has recently reported an increase in COVID-19 infections, may result in additional or modified governmental actions and restrictions in the region.

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

Pursuant to the Paycheck Protection Program Flexibility Act, payments on principal and interest due under the PPP Loan are deferred until the date on which the SBA remits the forgiveness amount back to East West Bank, or if forgiveness is not sought within 10 months after the last day of the Covered Period, as defined below, the date that is 10 months after the last day of the Covered Period. All interest which accrues during the deferral period will be deferred and payable on the Maturity Date. The amounts outstanding under the PPP Loan may be prepaid by us at any time prior to maturity without penalty. Under the CARES Act, as amended in June 2020, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week period beginning on the date of the first disbursement of the PPP Loan, or the Covered Period. The amount of the PPP Loan eligible to be forgiven may be reduced in certain circumstances, including as a result of certain headcount or salary reductions. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•any derivative action or proceeding brought on our behalf;

•any action asserting a breach of fiduciary duty;

•any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; and

•any action asserting a claim against us that is governed by the internal-affairs doctrine.

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could adversely affect our results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 8, 2020, in connection with that certain Second Amendment to Loan and Security Agreement, or the Second Amendment, dated March 6, 2020, by and among us, Innovatus Life Sciences Lending Fund I, LP and East West Bank, as more fully described in Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we issued an aggregate of 872,601 shares of our common stock, or the Amendment Shares, to satisfy a $200,000 waiver fee and a $100,000 prepayment fee due under the Second Amendment. The Amendment Shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption from registration under Section 4(a)(2).

The Amendment Shares were subsequently registered for resale on a registration statement on Form S-3 (333-239360), or the Registration Statement, filed with the Securities and Exchange Commission on June 22, 2020 and declared effective on July 7, 2020. We have not and will not receive any of the proceeds from the offering described in the Registration Statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (1)	Amended and Restated Bylaws.
4.1 (2)	Form of Common Stock Certificate
4.2 (2)	Form of Warrant to Purchase Series B-1 Preferred Stock issued to Square 1 Bank.
4.3 (2)	Form of Warrant to Purchase Series D Preferred Stock issued to Western Alliance Bank.
4.4 (2)	Warrant to Purchase Series D-1 Preferred Stock issued to Western Alliance Bank.
4.5 (2)	Form of Warrant to Purchase Series D-1 Preferred Stock issued to Midcap Financial Trust.
4.6 (2)	Form of Warrant to Purchase Common Stock Issued to Underwriters.
4.7 (2)	Form of Warrant Certificate (included in Exhibit 4.8).
4.8 (2)	Form of Warrant Agent Agreement by and between the Registrant and American Stock Transfer & Trust Company LLC, as warrant agent.
4.9 (3)	Form of Warrant to Purchase Common Stock for Service Providers.
4.10 (4)	Form of Warrant to Purchase Common Stock for Innovatus.
4.11 (4)	Registration Rights Agreement, dated March 14, 2019, between the Company and Aspire Capital Fund, LLC.
4.12 (4)	Registration Rights Agreement, dated March 14, 2019, by and among the Company and the Innovatus Investors.
4.13 (5)	Form of Warrant to Purchase Common Stock issued to Investors in October 2019 Public Offering.
4.14 (5)	Form of Pre-Funded Warrant issued to Investors in October 2019 Public Offering.
4.15 (6)	Form of Warrants Amendment and Agreement.
4.16 (6)	Form of New Warrant issued in April 2020.
4.17 (7)	Form of Warrant to Purchase Common Stock issued to Investors in April 2020 Public Offering.
4.18 (7)	Form of Prefunded Warrant issued to Investors in April 2020 Public Offering.
4.19	Description of the Company's Securities
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

BIONANO GENOMICS, INC.

Date: August 13, 2020	By: /s/ R. Erik Holmlin, Ph.D.
R. Erik Holmlin, Ph.D.
President and Chief Executive Officer (Principal Executive and Financial Officer)