Form 10-Q
period 2020-09-30
Bionano Genomics, Inc
filed 2020-11-13
CIK 1411690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No ☒

As of November 6, 2020, the registrant had 153,186,000 shares of Common Stock ($0.0001 par value) outstanding.

BIONANO GENOMICS, INC.

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (Unaudited)	4
Condensed Consolidated Statements of Stockholders' Equity (Deficit) for the three months ended September 30, 2020, June 30, 2020, March 31, 2020, September 30, 2019, June 30, 2019 and March 31, 2019 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
Item 4. Controls and Procedures	26
PART II. OTHER INFORMATION	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3. Defaults Upon Senior Securities	48
Item 4. Mine Safety Disclosures	48
Item 5. Other Information	48
Item 6. Exhibits	49
SIGNATURES	51

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIONANO GENOMICS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$18,867,000	$17,311,000
Accounts receivable, net	3,860,000	6,334,000
Inventory, net	4,593,000	3,444,000
Prepaid expenses and other current assets	1,920,000	1,169,000
Total current assets	29,240,000	28,258,000
Property and equipment, net	3,635,000	1,950,000
Intangible assets, net	1,580,000	—
Goodwill	6,941,000	—
Total assets	$41,396,000	$30,208,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,665,000	$2,699,000
Accrued expenses	4,466,000	3,225,000
Contract liabilities	412,000	358,000
Current portion of long-term debt	14,239,000	20,085,000
Total current liabilities	24,782,000	26,367,000
Long-term debt, net of current portion	1,775,000	—
Long-term contract liabilities	88,000	183,000
Other non-current liabilities	75,000	44,000
Total liabilities	26,720,000	26,594,000
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value, 200,000,000 and 200,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 148,348,000 and 34,274,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	15,000	3,000
Additional paid-in capital	146,614,000	106,188,000
Accumulated deficit	(131,953,000)	(102,577,000)
Total stockholders’ equity	14,676,000	3,614,000
Total liabilities and stockholders’ equity	$41,396,000	$30,208,000
See accompanying notes to the condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Product revenue	$1,580,000	$3,162,000	$3,503,000	$6,870,000
Service and other revenue	616,000	151,000	1,010,000	470,000
Total revenue	2,196,000	3,313,000	4,513,000	7,340,000
Cost of revenue:
Cost of product revenue	1,136,000	2,238,000	2,426,000	4,883,000
Cost of service and other revenue	324,000	137,000	493,000	194,000
Total cost of revenue	1,460,000	2,375,000	2,919,000	5,077,000
Operating expenses:
Research and development	2,304,000	2,174,000	7,379,000	6,682,000
Selling, general and administrative	8,659,000	4,449,000	21,640,000	14,295,000
Total operating expenses	10,963,000	6,623,000	29,019,000	20,977,000
Loss from operations	(10,227,000)	(5,685,000)	(27,425,000)	(18,714,000)
Other expenses:
Interest expense	(589,000)	(578,000)	(1,911,000)	(1,613,000)
Loss on debt extinguishment	—	—	—	(1,333,000)
Other expenses	54,000	(131,000)	—	(241,000)
Total other expenses	(535,000)	(709,000)	(1,911,000)	(3,187,000)
Loss before income taxes	(10,762,000)	(6,394,000)	(29,336,000)	(21,901,000)
Provision for income taxes	(30,000)	(4,000)	(40,000)	(13,000)
Net loss	$(10,792,000)	$(6,398,000)	$(29,376,000)	$(21,914,000)
Net loss per share, basic and diluted	$(0.08)	$(0.59)	$(0.34)	$(2.06)
Weighted-average common shares outstanding basic and diluted	132,942,000	10,898,000	86,632,000	10,662,000

See accompanying notes to the condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at January 1, 2019	10,055,000	$1,000	$82,898,000	$(72,762,000)	$10,137,000
Stock option exercises	42,000	—	54,000	—	54,000
Stock-based compensation expense	—	—	289,000	—	289,000
Issue common stock	748,000	—	2,410,000	—	2,410,000
Issue warrants for debt	—	—	630,000	—	630,000
Issue stock for debt	—	—	202,000	—	202,000
Net loss	—	—	—	(7,852,000)	(7,852,000)
Balance at March 31, 2019	10,845,000	$1,000	$86,483,000	$(80,614,000)	$5,870,000
Stock option exercises	9,000	—	11,000	—	11,000
Stock-based compensation expense	—	—	336,000	—	336,000
Issue stock for employee stock purchase plan	44,000	—	103,000	—	103,000
Net loss	—	—	—	(7,665,000)	(7,665,000)
Balance at June 30, 2019	10,898,000	$1,000	$86,933,000	$(88,279,000)	$(1,345,000)
Stock-based compensation expense	—	—	364,000	—	364,000
Net loss	—	—	—	(6,398,000)	(6,398,000)
Balance at September 30, 2019	10,898,000	$1,000	$87,297,000	$(94,677,000)	$(7,379,000)

Balance at January 1, 2020	34,274,000	$3,000	$106,188,000	$(102,577,000)	$3,614,000
Stock-based compensation expense	—	—	328,000	—	328,000
Issue stock for warrant exercises	3,478,000	—	2,355,000	—	2,355,000
Net loss	—	—	—	(10,510,000)	(10,510,000)
Balance at March 31, 2020	37,752,000	$3,000	$108,871,000	$(113,087,000)	$(4,213,000)
Stock-based compensation expense	—	—	328,000	—	328,000
Issue common stock, net of issuance costs	16,896,000	2,000	16,364,000	—	16,366,000
Issue stock for employee stock purchase plan	44,000		21,000	—	21,000
Issue stock for covenant waiver	873,000		300,000	—	300,000
Issue stock for warrant exercises	36,410,000	4,000	1,105,000	—	1,109,000
Net loss	—			(8,074,000)	(8,074,000)
Balance at June 30, 2020	91,975,000	$9,000	$126,989,000	$(121,161,000)	$5,837,000
Stock-based compensation expense	—		447,000	—	447,000
Issue stock for warrant exercises	50,205,000	5,000	15,078,000	—	15,083,000
Issue stock for acquisition	6,168,000	1,000	4,100,000	—	4,101,000
Net loss				(10,792,000)	(10,792,000)
Balance at September 30, 2020	148,348,000	$15,000	$146,614,000	$(131,953,000)	$14,676,000
See accompanying notes to the condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(29,376,000)	$(21,914,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	909,000	815,000
Non-cash interest	952,000	523,000
Stock-based compensation	1,103,000	990,000
Provision for bad debt expense	1,334,000	—
Loss on debt extinguishment	—	1,333,000
Changes in operating assets and liabilities:
Accounts receivable	1,709,000	(1,486,000)
Inventory	(3,612,000)	(1,886,000)
Prepaid expenses and other current assets	(566,000)	98,000
Accounts payable	925,000	1,042,000
Accrued expenses and contract liabilities	412,000	337,000
Net cash used in operating activities	(26,210,000)	(20,148,000)
Investing Activities:
Lineagen acquisition, net of cash acquired	(2,450,000)	—
Purchases of property and equipment	—	(38,000)
Net cash used in investing activities	(2,450,000)	(38,000)
Financing activities:
Proceeds from issuance of term debt, net of issuance costs	—	19,169,000
Repayment of term-loan debt	(5,000,000)	(10,812,000)
Proceeds from PPP Loan	1,775,000	—
Proceeds from borrowing from line of credit	761,000	3,084,000
Repayments of borrowing from line of credit	(2,258,000)	(2,131,000)
Proceeds from sale of common stock, net of offering costs	16,366,000	2,410,000
Proceeds from sale of common stock under employee stock purchase plan	21,000	103,000
Proceeds from warrant and option exercises	18,551,000	65,000
Net cash provided by financing activities	30,216,000	11,888,000
Net decrease in cash and cash equivalents	1,556,000	(8,298,000)
Cash and cash equivalents at beginning of period	17,311,000	16,523,000
Cash and cash equivalents at end of period	$18,867,000	$8,225,000

Supplemental cash flow disclosures:
Cash paid for interest	$991,000	$1,036,000

Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock issued related to Lineagen acquisition	$4,100,000	$—
Property and equipment costs incurred but not paid included in accounts payable and accrued expenses	$—	$8,000
Fair value of warrants issued with debt	$—	$630,000
Transfer of instruments and servers from property and equipment into inventory	$134,000	$360,000
Transfer of instruments and servers from inventory to property and equipment	$2,618,000	$—
Issue common stock for covenant waiver	$300,000
Fair value of stock issued with debt	$—	$202,000
Deferred equity issuance costs in accounts payable and accrued liabilities	$—	$197,000
Debt issuance costs in accounts payable and accrued liabilities	$—	$35,000
See accompanying notes to the condensed consolidated financial statements

BIONANO GENOMICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Basis of Presentation
Description of Business

Bionano Genomics, Inc. (collectively, with its consolidated subsidiaries, the “Company”) is a life sciences instrumentation company in the genome analysis space that provides tools and services based on its Saphyr system to scientists and clinicians conducting genetic research and patient testing, and provides diagnostic testing for those with autism spectrum disorder (“ASD”) and other neurodevelopmental disabilities through newly acquired Lineagen, Inc., a wholly owned subsidiary of the Company (“Lineagen”). The Company currently develops and markets the Saphyr system, a platform for ultra-sensitive and ultra-specific structural variation detection that is designed to enable researchers and clinicians to accelerate the search for new diagnostics and therapeutic targets and to streamline the study of changes in chromosomes, which is known as cytogenetics. The Saphyr system is comprised of an instrument, chip consumables, reagents and a suite of data analysis tools, and genome analysis services to provide access to data generated by the Saphyr system for researchers who want to evaluate Saphyr data quickly and with a low up-front investment.
Basis of Presentation
The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim reporting purposes. The condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements reflect, in the opinion of the Company's management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, changes in equity, and comprehensive loss and cash flows for each period presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All intercompany transactions and balances have been eliminated. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. Certain prior year numbers were reclassified to conform with current year presentation. Such reclassification had no impact on the previously reported results of operations.

Going Concern
The Company has experienced recurring net losses from operations, negative cash flows from operating activities, financial covenant breaches, and significant accumulated deficit since its inception and expects to continue to incur net losses into the foreseeable future. The Company had an accumulated deficit of $132.0 million as of September 30, 2020. The Company had cash and cash equivalents of $18.9 million as of September 30, 2020. Management expects operating losses and negative cash flows to continue for at least the next year as the Company continues to incur costs related to research and commercialization efforts. As a result, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date these financial statements are issued.
The Company is subject to additional risks and uncertainties as a result of the continued spread of COVID-19 and uncertain market conditions, which could continue to have a material impact on the Company’s business and financial results. The Company closely monitors and complies with various applicable guidelines and legal requirements in the jurisdictions in which it operates, which may continue to result in reduced business operations in response to new or existing stay-at-home orders, travel restrictions and other social distancing measures. The Company’s manufacturing partners, suppliers, and customers, have implemented similar operational reductions. This overall reduction in activity has contributed to a decrease in sales which has negatively impacted the Company’s first, second and third quarter 2020 financial results. The future effects of COVID-19 are unknown and the Company’s financial results may continue to be negatively affected in the future.
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

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funding. The Company will need to raise additional capital through equity offerings or debt financings to fulfill its operating and capital requirements for at least 12 months and to maintain compliance with certain financial covenants in the Innovatus LSA (as defined below). To raise such additional capital, the Company may pursue equity or debt financings, strategic collaborations, licensing arrangements, asset sales, or other arrangements. The Company may not be able to secure such financing in a timely manner or on favorable terms, if at all, and may not be able to comply with current covenants, which could cause an acceleration of its debt. For example, for the three months ended September 30, 2020, the Company was not in compliance with its revenue covenant under the Innovatus LSA and, while the Company is currently in discussions with Innovatus, the Company has not yet secured a waiver for its noncompliance.
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

In April 2020, the Company received a Notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) advising the Company that for 30 consecutive trading days preceding the date of the Notice, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Notice has no effect on the listing of the Company’s common stock at this time, and the Company’s common stock continues to trade on The Nasdaq Capital Market under the symbol “BNGO.”

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
Significant Accounting Policies
During the nine months ended September 30, 2020, there were no changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, except as described below.

Lineagen Acquisition
On August 21, 2020, the Company, Alta Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), Lineagen, a Delaware corporation, and Michael S. Paul, Ph.D., solely in his capacity as exclusive agent and attorney-in-fact of the securityholders of Lineagen, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms and conditions of the Merger Agreement, Merger Sub merged with and into Lineagen (the “Merger”) whereupon the separate corporate existence of Merger Sub ceased, with Lineagen continuing as the surviving corporation of the Merger as a wholly owned subsidiary of the Company.
The Company accounted for its acquisition of Lineagen using the acquisition method of accounting pursuant to Accounting Standards Codification Topic 805, Business Combinations ("ASC 805"). Under ASC 805, the tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair values as of the acquisition date. Any excess purchase price over the estimated fair value assigned to the tangible and identifiable intangible assets acquired and liabilities assumed is recorded to goodwill.
The Company based the estimated fair value of identifiable intangible assets acquired on independent valuations that use information and assumptions provided by the Company’s management. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates and useful lives could result in different purchase price allocations and amortization expense in current and future periods.
Under ASC 805, acquisition-related transaction costs (such as advisory, legal, valuation, other professional fees) are expensed in the statements of operations in the periods incurred.
Long-Lived Assets (including Finite-Lived Purchased Intangible Assets)
Long-lived assets consist of property and equipment and purchased finite-lived intangible assets. The Company records property and equipment at cost, and records purchased finite-lived intangible assets based on their fair values at the date of acquisition. Property and equipment generally consist of laboratory equipment, computer and office equipment, furniture and fixtures, and leasehold improvements. Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets (generally three to five years, or the remaining term of the lease for leasehold improvements, whichever is shorter). Repairs and maintenance costs are charged to expense as incurred.

Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date (which is regarded as their cost). Intangible assets are amortized over the estimated useful life of the asset on a basis that approximates the pattern of economic benefit. Intangible assets are reviewed for impairment if indicators of potential impairment exist. There was no indication of impairment of intangible assets for any of the periods presented.
As a result of the Lineagen acquisition the Company recorded intangible assets, which consist of a trade name intangible and customer relationship intangible, which will be amortized using the straight-line method over the estimated useful lives of the assets of five years, which is consistent with the pattern of economic benefit of the assets.
If the Company identifies a change in the circumstances related to its long-lived assets, such as property and equipment and intangible assets (other than goodwill), that indicates the carrying value of any such asset may not be recoverable, the Company will perform an impairment analysis. A long-lived asset (other than goodwill) is not recoverable when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.
Goodwill
Goodwill arises when the purchase price of an acquired business exceeds the fair value of the identifiable net assets acquired, with such excess recorded as goodwill on the balance sheet. Goodwill is not subsequently amortized. Goodwill is reviewed for impairment annually (during the fourth quarter) or more frequently if indications of impairment exist. In testing goodwill for impairment, the Company will first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the Company will perform a quantitative impairment analysis by comparing the fair value of the reporting unit to the carrying value of the reporting unit, including goodwill. An impairment charge for goodwill is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value, not to exceed the total goodwill allocated to the reporting unit.
Revenue Recognition for Diagnostic Services

The Company generates revenue by performing diagnostic testing services. Revenue from the completion of diagnostic testing services is recorded at the billed value less estimated contractual adjustments. The Company performs its obligation under a contract with a customer by processing diagnostic tests and communication of test results, which is the point at which the Company has determined control is transferred to the customer for revenue recognition purposes.
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
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major seperation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exceptions and also simplifies the diluted earnings per share calculation in certain areas. The standard is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years and interim periods within those fiscal years beginning after December 15, 2021. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and adoption must be as of the beginning of the Company's annual fiscal year. The company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

2. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities which include warrants and outstanding stock options under the Company’s equity incentive plan have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	September 30, 2020	September 30, 2019
Stock options	5,331,000	1,844,000
Warrants	29,709,000	4,224,000
Total	35,040,000	6,068,000
3. Revenue Recognition
Revenue by Source

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Instruments	$724,000	$2,370,000	$1,487,000	$5,262,000
Consumables	856,000	792,000	2,016,000	1,608,000
Total product revenue	1,580,000	3,162,000	3,503,000	6,870,000
Service and other	616,000	151,000	1,010,000	470,000
Total revenue	$2,196,000	$3,313,000	$4,513,000	$7,340,000
Service and other for the three and nine months includes diagnostics for the period from August 21, 2020 through September 30, 2020.
Revenue by Geographic Location

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	$	%	$	%	$	%	$	%
North America	$874,000	40%	$1,831,000	56%	$2,388,000	53%	$4,050,000	55%
EMEIA	1,204,000	55%	943,000	28%	1,908,000	42%	2,367,000	32%
Asia Pacific	118,000	5%	539,000	16%	217,000	5%	923,000	13%
Total	$2,196,000	100%	$3,313,000	100%	$4,513,000	100%	$7,340,000	100%

The table above provides revenue from contracts with customers by source and geographic region (based on the customer's billing address) on a disaggregated basis. North America consists of the United States and Canada. EMEIA consists of Europe, the Middle East, India and Africa. Asia Pacific includes China, Japan, South Korea, Singapore and Australia. For the three months ended September 30, 2020 and 2019, the United States represented 40% and 48% of total revenue, and for the nine months ended September 30, 2020 and 2019, 51% and 52%, respectively.
Remaining Performance Obligations

As of September 30, 2020, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was $500,000. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations. The Company expects to recognize approximately 27.6% of this amount as revenue during the remainder of 2020, 61.2% in 2021, 7.6% in 2022, and 3.6% in 2023. Warranty revenue is included in Service and other revenue.
The Company recognized revenue of $66,000 and $39,000 during the three months ended September 30, 2020 and 2019, respectively, and revenue of $299,000 and $117,000 during the nine months ended September 30, 2020 and 2019, respectively, which was included in the contract liability balance at the end of the previous year.
Concentrations
As of September 30, 2020 and December 31, 2019, one customer represented 9% and 10%, respectively, of the Company's accounts receivable balance.

4. Balance Sheet Account Details

	September 30, 2020	December 31, 2019
Accounts receivable, net:
Accounts receivable, trade[1]	$5,749,000	$6,889,000
Less allowance for doubtful accounts	(1,889,000)	(555,000)
	$3,860,000	$6,334,000
1Includes $635,000 of accounts receivable from diagnostic services.

The Company extends credit to its customers in the normal course of business based upon an evaluation of each customer’s credit history, financial condition, and other factors. Estimates of allowances for doubtful accounts are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due, and economic and other factors. During the nine months ended September 30, 2020, the Company recorded bad debt expense of $1,334,000, which is included in selling, general and administrative expenses.

	September 30, 2020	December 31, 2019
Inventory:
Materials and supplies	$2,622,000	$951,000
Finished goods	1,971,000	2,493,000
	$4,593,000	$3,444,000
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

The PPP Loan is evidenced by a promissory note, dated as of April 17, 2020, issued by East West Bank (the “PPP Lender”), which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Upon an event of default under the PPP Note, the PPP Lender may, among other things, require immediate payment of all amounts owing under the PPP Note or file suit and obtain judgment. Under the terms of the CARES Act, recipients of loans under the PPP can apply for and be granted forgiveness for all or a portion of such loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and certain other eligible costs (the “Eligible Costs”). Pursuant to the Paycheck Protection Program Flexibility Act (the “PPPFA”), enacted on June 5, 2020, the Company was permitted to use loan proceeds on Eligible Costs through October 2, 2020, or the date that was 24 weeks from the PPP Loan origination date (the “Covered Period”). The Company is continuing to evaluate guidance released by the SBA regarding qualification for forgiveness of the PPP Loan, however, no assurance is provided that forgiveness for any portion of the Company’s PPP Loan will be obtained.

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

Loan Agreements
The carrying value of the Company's debt for the periods presented was as follows:

	September 30, 2020	December 31, 2019
Term Loans	$15,860,000	$20,473,000
Revolver	—	1,498,000
PPP Loan	1,775,000	—
Total principal	17,635,000	21,971,000
Less unamortized debt issuance costs	(1,621,000)	(1,886,000)
Total carrying value of debt	$16,014,000	$20,085,000

In March 2019, the Company entered into a Loan and Security Agreement (the “Innovatus LSA”) by and among Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”), as collateral agent and the lenders listed on Schedule 1.1 thereto, including East West Bank. The Innovatus LSA provided a first term loan of $17.5 million, a second term loan of $2.5 million and a third term loan of $5.0 million (collectively, “Term Loans”) if the Company satisfied certain funding conditions. Interest on the Term Loans is due on the first of each month at a rate of 10.25% per annum in cash or a discounted rate of 7.25% in cash with 3.0% of the 10.25% per annum rate added to the principal of the loan and subject to accruing interest through the end of the interest only payment period, which ends March 1, 2022. At inception, the Company elected to pay interest in cash at a rate of 7.25% per annum and have 3.0% per annum of the interest added back to the outstanding principal. As of September 30, 2020, the effective interest rate, including debt issuance costs, for Term Loans was 16.7%. Beginning in April 2022, the Company must make 24 equal monthly payments of principal and interest with a final maturity date in March 2024, which may be earlier due to an event of default if not cured within time specified.
The Innovatus LSA also provides for a revolving line of credit in an amount not to exceed $5.0 million (the “Revolver”). The Company may repay and reborrow amounts under the Revolver at any time prior to the March 1, 2024 maturity date without penalty or premium. The outstanding balance of amounts borrowed under the Revolver bears interest at a rate equal to 2.0% above the prime rate, per annum, as specified in the terms of the Revolver.
The Innovatus LSA is collateralized by substantially all of the Company’s assets, including its intellectual property. The Innovatus LSA requires the Company to comply with various affirmative and negative covenants, including: (1) a liquidity covenant requiring the Company to maintain a minimum cash balance at all times in a collateral account; (2) a revenue covenant requiring the Company to meet certain minimum revenue targets measured at the end of each calendar quarter. The Innovatus LSA also includes standard events of default, including a provision that Innovatus could declare an event of default upon the occurrence of any event that it interprets as having a material adverse change in the Company's business, operations, or condition, a material impairment on the Company's ability to pay the secured obligations under the Innovatus LSA, or upon a material adverse effect on the collateral under the agreement, thereby requiring us to repay the loan immediately, together with a prepayment fee and other applicable fees. As of September 30, 2020, the Company has not received any notification or indication from Innovatus to invoke the material adverse change clause. However, due to the Company’s current cash flow position and the substantial doubt about its ability to continue as a going concern, the entire principal amount of the Term Loans are presented as short-term. The Company will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should its financial condition improve.
As of December 31, 2019, the Company did not achieve certain financial covenants under the Innovatus LSA. As a result, in March 2020, the Company and Innovatus entered into an amendment to the Innovatus LSA (the “Second Amendment”) to, among other things: (i) waive the events of default from not achieving the specific financial covenants for the December 31, 2019 measurement date, (ii) require an immediate partial repayment of $2.1 million, (iii) require an additional partial repayment of $2.9 million on the earlier of completion of an Equity Event (as defined in the Second Amendment), or April 30, 2020, (iv) modify the liquidity covenant, such that the Company’s minimum cash balance shall vary based on outstanding borrowing capacity under the Revolver (provided, however, that the Company shall maintain a minimum cash balance of $2 million at any given time), (v) reduce the dollar amount of certain minimum revenue covenants measured as of the end of each calendar quarter (each, a “Revenue Covenant”) and (vi) modify the terms of certain events of default. For example, the Second Amendment provides for a cure period in connection with the breach of certain minimum revenue financial covenants, as long as the Company submits an updated management plan and financial projections, which are subject to Innovatus approval, and completes a Qualified Financing Event (as defined in the Second Amendment) within 45 days of such breach.
In connection with the Second Amendment, the Company was obligated to pay Innovatus a waiver fee in the amount of  $200,000 and a prepayment fee of $100,000, payable in cash or in shares of the Company’s common stock at the Company's election, no later than following completion of the Equity Event. As described in Note 6 below, the Company completed a follow-on public offering in April 2020 that constituted an Equity Event under the Second Amendment. A portion of the proceeds from the follow-on offering were used to pay-down $2.9 million of principal balance outstanding under the Term Loans in accordance with the Second Amendment. In addition, the Company issued 872,601 shares of its common stock to Innovatus to satisfy the $200,000 waiver fee and $100,000 prepayment fee due under the Second Amendment. Also pursuant to the Second Amendment, the Company subsequently registered such shares for resale on a registration statement on Form S-3 (the “Registration Statement”) filed with the Securities and Exchange Commission on June 22, 2020 and declared effective on July 7, 2020. We have not and will not receive any of the proceeds from the offering described in the Registration Statement.
In connection with the Merger, the Company and Lineagen entered into a Third Amendment (the “Third Amendment”) to the Innovatus LSA. Among other things, the Third Amendment adds Lineagen as a “Borrower” under the Innovatus LSA and updates certain financial covenants in light of Lineagen becoming a wholly owned subsidiary of the Company.
For the three months ended September 30, 2020, the Company was not in compliance with their revenue covenant under the Innovatus LSA.
6. Stockholders’ Equity and Stock-Based Compensation
Follow-on Public Offering
In April 2020, the Company completed an underwritten public offering of 16,896,000 shares of its common stock and, to certain investors, pre-funded warrants to purchase 37,650,000 shares of its common stock, and accompanying common warrants to purchase up to an aggregate of 54,546,000 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $0.33 and $0.329 for each pre-funded warrant. The pre-funded warrants are immediately exercisable at a price of $0.001 per share of common stock. The common warrants are immediately exercisable at a price of $0.33 per share of common stock and will expire five years from the date of issuance. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The gross proceeds to the Company were approximately $18.0 million before deducting underwriting discounts and commissions and other offering expenses of $1.6 million.

Stock Warrants
A summary of the Company’s warrant activity for the nine months ended September 30, 2020 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	24,406,000	$1.76	4.82	$7,933,000
Granted	95,396,000	0.22	4.53
Exercised	(90,093,000)	0.21		37,150,000
Canceled	—
Outstanding at September 30, 2020	29,709,000	$1.54	4.11	$1,813,000
Vested and exercisable at September 30, 2020	29,709,000	$1.54	4.11	$—
Shelf Registration Statement and At-the-Market Facility

In August 2020, the Company filed a shelf registration statement on Form S-3 with the SEC covering the offering, issuance and sale of up to $125.0 million of the Company’s securities, including up to $40.0 million of common stock pursuant to an at-the-market facility (“ATM”) with Ladenburg Thalmann & Co. Inc. acting as sales agent. As of September 30, 2020, the Company had not sold any shares of common stock under the ATM.
Stock-Based Compensation
Stock Options
A summary of the Company’s stock option activity under the Company's equity incentive plans for the nine months ended September 30, 2020 was as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,743,000	$5.73	8.2	$4,000
Granted	4,250,000	0.67
Exercised	—	—		$—
Canceled	(662,000)	3.52
Outstanding at September 30, 2020	5,331,000	$1.97	8.96	$353,000
Vested and exercisable at September 30, 2020	1,119,000	$5.10	7.31	$—

For the three months ended September 30, 2020 and 2019, the Company granted to its employees options to purchase 2,659,000 and 29,800 shares with a weighted average exercise price of $0.55 and $2.33 per share, respectively. For the nine months ended September 30, 2020 and 2019, the Company granted to its employees options to purchase 4,250,000 and 706,640 shares with a weighted average exercise price of $0.67 and $3.82 per share, respectively.
For the three months ended September 30, 2020 and 2019, the weighted-average grant date fair value of stock options granted was $0.35 and $1.42 per share, respectively. For the nine months ended September 30, 2020 and 2019, the weighted-average grant date fair value of stock options granted was $0.43 and $2.19 per share, respectively.
The Company recognized stock-based compensation expense for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$122,000	$59,000	$255,000	$169,000
General and administrative	325,000	305,000	848,000	821,000
Total stock-based compensation expense	$447,000	$364,000	$1,103,000	$990,000
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants during the periods presented were as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.4%	1.8%	0.8%	2.4%
Expected volatility	77.9%	68.2%	74.8%	68.2%
Expected term (in years)	5.5	6.1	5.9	5.1
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  The CARES Act did not have a material impact on the Company’s income tax provision for the three and nine months ended September 30, 2020.

9. Acquisition of Lineagen

On August 21, 2020, the Company, Merger Sub, Lineagen, and Michael S. Paul, Ph.D., solely in his capacity as exclusive agent and attorney-in-fact of the securityholders of Lineagen, entered into the Merger Agreement. Pursuant to the terms and conditions of the Merger Agreement, Merger Sub merged with and into Lineagen whereupon the separate corporate existence of Merger Sub ceased, with Lineagen continuing as the surviving corporation of the Merger as a wholly owned subsidiary of the Company.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), the shares of capital stock of Lineagen and all options of Lineagen that were issued and outstanding immediately prior to the Effective Time were automatically cancelled and extinguished without any payment with respect thereto. Certain holders of convertible notes and other indebtedness of Lineagen at the closing of the Merger (the “Closing”) received common stock of the Company. The total number of shares of the Company’s common stock issued or reserved for issuance as consideration for the Merger is 6,167,510 shares, subject to adjustment for cash, accounts receivable, unpaid indebtedness, unpaid transaction expenses and certain other liabilities of Lineagen (the “Merger Shares”). 925,126 of the Merger Shares (the “Escrowed Shares”) will be held in an escrow fund for purposes of satisfying any post-closing purchase price adjustments and indemnification claims under the Merger Agreement.

Also as consideration for the Merger, pursuant to the Merger Agreement, the Company paid approximately $1.9 million in cash to certain creditors and assumed certain liabilities of Lineagen totaling approximately $2.9 million, reflective of the Company's preliminary estimate of the post-closing purchase price adjustment (which adjustment is subject to finalization pursuant to the terms of the Merger Agreement). In addition, on August 21, 2020, concurrent with the Closing, the Company paid approximately $1.1 million to satisfy all outstanding principal and accrued interest amounts due pursuant to that certain Promissory Note, dated April 22, 2020, by and between Lineagen and Silicon Valley Bank (the “Lineagen PPP Loan”), issued pursuant to the CARES Act administered by the SBA. The amount outstanding under the Lineagen PPP Loan previously accrued interest of 1.00% per annum and was subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act. The Lineagen PPP Loan was repaid by the Company prior to maturity without penalty.

The Company accounted for its acquisition of Lineagen using the acquisition method of accounting pursuant to ASC 805. The tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date, and the excess of the purchase price over the estimated fair value assigned to the tangible and identifiable intangible assets acquired and liabilities assumed was recorded to goodwill.

The purchase price allocation for the acquisition of Lineagen is preliminary and subject to revision as additional information about the fair value of assets and liabilities becomes available. As permitted under ASC 805, the Company is allowed a measurement period, which may not exceed one year, in which to complete its accounting for the acquisition. The Company has recognized provisional amounts for certain items, and subsequent adjustments during the measurement period to any of these items may affect the amount of goodwill recognized. In particular, the Company has not yet completed its accounting for any acquired tax liabilities.

As discussed above, the purchase price for the acquisition of Lineagen is subject to adjustment for cash, accounts receivable, unpaid indebtedness, unpaid transaction expenses and certain other liabilities of Lineagen. The following is the estimated purchase price for the acquisition of Lineagen:

Cash (a)	$1,940,000
Cash transferred for repayment of Lineage PPP Loan (b)	$1,104,000
Shares common stock issued as consideration (c)	6,167,510
Estimated shares of common stock to be returned to the Company (c)	(138,247)
Stock price per share on Effective Date	$0.68
Value of estimated common stock consideration (c)	$4,100,000
Total estimated purchase price (c)	$7,144,000
(a) The Company paid approximately $1.9 million in cash to certain creditors of Lineagen.
(b) The Company paid approximately $1.1 million to satisfy all outstanding principal and accrued interest amounts due pursuant to the Lineagen PPP Loan.
(c) The total number of shares of the Company’s common stock issued or reserved for issuance as consideration for the Merger was 6,167,510 shares. 925,126 of the Merger Shares will be held in an escrow fund for purposes of satisfying any post-closing purchase price adjustments and indemnification claims under the Merger Agreement. The total number of Merger Shares is subject to adjustment for cash, accounts receivable, unpaid indebtedness, unpaid transaction expenses and certain other liabilities of Lineagen. The value of the estimated common stock consideration and the total estimated purchase price incorporate the return of an estimated 138,247 Escrowed Shares to the Company based on a preliminary estimate of this adjustment.
The total estimated purchase price was allocated to Lineagen’s tangible and identifiable intangible assets acquired and liabilities assumed on based on their estimated fair values as of the acquisition date, with the excess recorded as goodwill, as follows:

Cash and cash equivalents	$596,000
Accounts receivable	569,000
Other assets	209,000
Property and equipment, net	111,000
Intangible assets	1,580,000
Goodwill	6,941,000
Accounts payable and other accrued liabilities	(2,862,000)
Net assets acquired	$7,144,000
The acquisition date fair values of identifiable intangible assets acquired are as following:

Customer relationships	$950,000
Trade name	630,000
Fair value of identifiable intangible assets	$1,580,000
The customer relationships and trade name intangibles are both being amortized on a straight-line basis over their estimated useful lives of five years. Straight-line amortization was determined to be materially consistent with the pattern of expected use of the intangible assets.
The Company recognized $1.1 million of acquisition-related costs, including financial advisor fees, legal expenses and accounting fees during the nine months ended September 30, 2020. These costs are included in the condensed consolidated statement of operations in selling, general and administrative expense.
The amounts of revenue and net loss of Lineagen included in the Company’s Services and Other Revenue on the condensed consolidated statement of operations from the acquisition date to September 30, 2020 are as follows (in thousands):

Revenue	$445,000
Net loss	$(330,000)
The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Lineagen as if the companies had been combined as of January 1, 2019. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Lineagen to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2019. The following unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved as if the acquisition had taken place as of January 1, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$3,018,000	$5,123,000	$7,948,000	$13,287,000
Net loss	(10,087,000)	(7,588,000)	(30,375,000)	(26,892,000)
Basic and diluted net loss per share	$(0.07)	$(0.45)	$(0.33)	$(1.61)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, or our Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 10, 2020. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Bionano Genomics, Inc. and its subsidiaries or, as the context may require, Bionano Genomics, Inc. only.
Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to any statements concerning the potential effects of the COVID-19 pandemic on our business, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in our filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.
Overview
We are a life sciences instrumentation company in the genome analysis space that provides tools and services based on its Saphyr system to scientists and clinicians conducting genetic research and patient testing, and provides diagnostic testing for those with autism spectrum disorder (“ASD”) and other neurodevelopmental disabilities through Lineagen, Inc., our wholly owned subsidiary (“Lineagen”). We develop and market the Saphyr system, a platform for ultra-sensitive and ultra-specific structural variation detection that enables researchers and clinicians to accelerate the search for new diagnostics and therapeutic targets and to streamline the study of changes in chromosomes, which is known as cytogenetics. Our Saphyr system comprises an instrument, chip consumables, reagents and a suite of data analysis tools, and genome analysis services to provide access to data generated by the Saphyr system for researchers who want to evaluate Saphyr data quickly and with a low up-front investment. Lineagen has been providing genetic testing services to families and their healthcare providers for over nine years and has performed over 65,000 tests for those with neurodevelopmental concerns.
We have incurred losses in each year since our inception. Our net losses were $10.8 million and $6.4 million for the three months ended September 30, 2020 and 2019, respectively, and $29.4 million and $21.9 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $132.0 million.
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

During the nine months ended September 30, 2020, we experienced a $2.8 million decrease in revenue, as compared to the same period of the prior year, which is largely due to the COVID-19 pandemic. While the COVID-19 pandemic did not prevent us from operating our business during the nine months ended September 30, 2020, we had to take steps to reduce our cash used in operations in order to offset the decrease in cash generated from sales. For example, we implemented salary reductions for most of our salaried employees and reduced the number of working hours of most of our hourly employees by 25% from April through June of 2020.

Disruptions resulting from the COVID-19 pandemic may continue to impact our operations and overall business. The impact of COVID-19 is evolving rapidly and its future effects remain uncertain. As a result of such uncertainties, the duration of the disruption and the related impact on our business, operating results and financial condition cannot be reasonably estimated at this time. We are continuing to closely monitor the impact of the COVID-19 pandemic on our business and are taking proactive efforts designed to protect the health and safety of our workforce, continue our business operations and advance our corporate objectives.
Financial Overview
Revenue
We generate product revenue from sales of our instruments and consumables. We currently sell our products for research use only applications and our customers are primarily laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies. Consumable revenue consists of sales of complete assays which are developed internally by us, plus sales of kits which contain all the elements necessary to run tests. We also generate service revenue from the sale of diagnostic testing services for those with autism spectrum disorder and other neurodevelopmental disabilities through our wholly owned subsidiary Lineagen. Other revenue consists of warranty and other service-based revenue.
The following table presents our revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product revenue	$1,580,000	$3,162,000	$3,503,000	$6,870,000
Service and other revenue[1]	616,000	151,000	1,010,000	470,000
Total	$2,196,000	$3,313,000	$4,513,000	$7,340,000

1 Includes 100% of the $445,000 revenue generated from Lineagen during the three and nine months ended September 30, 2020.
The following table reflects total revenue by geography and as a percentage of total revenue, based on the billing address of our customers. North America consists of the United States and Canada. EMEIA consists of Europe, Middle East, India and Africa. Asia Pacific includes China, Japan, South Korea, Singapore and Australia.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	$	%	$	%	$	%	$	%
North America[2]	$874,000	40%	$1,831,000	56%	$2,388,000	53%	$4,050,000	55%
EMEIA	1,204,000	55%	943,000	28%	1,908,000	42%	2,367,000	32%
Asia Pacific	118,000	5%	539,000	16%	217,000	5%	923,000	13%
Total	$2,196,000	100%	$3,313,000	100%	$4,513,000	100%	$7,340,000	100%
2 Includes 100% of the $445,000 revenue generated from Lineagen during the three and nine months ended September 30, 2020 from August 21, 2020 onward.
Cost of Revenue
Cost of product revenue for our instruments and consumables includes costs from the manufacturer, raw material parts costs and associated freight, shipping and handling costs, contract manufacturer costs, salaries and other personnel costs, overhead and other direct costs related to those sales recognized as product revenue in the period. Cost of service revenue consists of third-party laboratory costs to process the diagnostic samples, salaries of our clinical technicians who interpret and deliver the results to patients, warranty services, and other costs of servicing equipment at customer sites.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019
The following table sets forth our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Period-to-Period Change
	2020	2019	$	%
Revenues:
Product revenue	$1,580,000	$3,162,000	$(1,582,000)	(50.0)%
Service and other revenue	616,000	151,000	465,000	307.9%
Total revenue	2,196,000	3,313,000	(1,117,000)	(33.7)%
Cost of revenue:
Cost of product revenue	1,136,000	2,238,000	(1,102,000)	(49.2)%
Cost of other revenue	324,000	137,000	187,000	136.5%
Total cost of revenue	1,460,000	2,375,000	(915,000)	(38.5)%
Operating expenses:
Research and development	2,304,000	2,174,000	130,000	6.0%
Selling, general and administrative	8,659,000	4,449,000	4,210,000	94.6%
Total operating expenses	10,963,000	6,623,000	4,340,000	65.5%
Loss from operations	(10,227,000)	(5,685,000)	(4,542,000)	79.9%
Other income (expenses):
Interest expense	(589,000)	(578,000)	(11,000)	1.9%
Other income (expenses)	54,000	(131,000)	185,000	(141.2)%
Total other income (expenses)	(535,000)	(709,000)	174,000	(24.5)%
Loss before income taxes	(10,762,000)	(6,394,000)	(4,368,000)	68.3%
Provision for income taxes	(30,000)	(4,000)	(26,000)	650.0%
Net loss	$(10,792,000)	$(6,398,000)	$(4,394,000)	68.7%

Revenue
Total revenue decreased by $1.1 million, or 33.7%, to $2.2 million for the three months ended September 30, 2020 compared to $3.3 million for the same period in 2019. The decrease was driven by a change in the mix of revenue between instrument sales and our reagent rental program. Below is a summary of changes for the three months ended September 30, 2020 as compared to the same period in 2019, by region:
•North America revenue decreased by $1.0 million, or 52%;
•EMEIA revenue increased by $0.3 million, or 28%; and
•Asia Pacific revenue decreased by $0.4 million, or 78%.
Revenue for the three months ended September 30, 2020 includes service revenue of $0.4 million from our recently acquired subsidiary, Lineagen, from the date of the acquisition of August 21, 2020 to September 30, 2020.
Cost of Revenue
Total cost of revenue decreased by $0.9 million, or 38.5%, to $1.5 million for the three months ended September 30, 2020 compared to $2.4 million for the same period in 2019. The decrease was driven by a change in the mix of revenue between instrument sales and our reagent rental program. In addition, This was partially offset by an increase in consumable units sold of 34% and cost of service revenue of $0.2 million from our recently acquired subsidiary, Lineagen, from the date of the acquisition of August 21, 2020 to September 30, 2020.
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $4.2 million, or 94.6%, to $8.7 million for the three months ended September 30, 2020 compared to $4.4 million for the same period in 2019. This is primarily due to an increase in wage expenses and transaction expenses related to our acquisition of Lineagen. In addition to the 33 employees added as a result of the Lineagen acquisition, we increased headcount in our global sales and marketing teams and back-office support teams to assist with the growth of our world-wide product distribution. Also, we incurred increased legal and accounting fees to support business operations and our international presence. A total of $1.5 million in transaction-related expenses were recorded for the Lineagen acquisition. Reduced travel and trade show expenses, in response to COVID travel protocols, have partially offset the increases in wages and professional services.

Comparison of the Nine Months Ended September 30, 2020 and 2019
The following table sets forth our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Period-to-Period Change
	2020	2019	$	%
Revenues:
Product revenue	$3,503,000	$6,870,000	$(3,367,000)	(49.0)%
Service and other revenue	1,010,000	470,000	540,000	114.9%
Total revenue	4,513,000	7,340,000	(2,827,000)	(38.5)%
Cost of revenue:
Cost of product revenue	2,426,000	4,883,000	(2,457,000)	(50.3)%
Cost of other revenue	493,000	194,000	299,000	154.1%
Total cost of revenue	2,919,000	5,077,000	(2,158,000)	(42.5)%
Operating expenses:
Research and development	7,379,000	6,682,000	697,000	10.4%
Selling, general and administrative	21,640,000	14,295,000	7,345,000	51.4%
Total operating expenses	29,019,000	20,977,000	8,042,000	38.3%
Loss from operations	(27,425,000)	(18,714,000)	(8,711,000)	46.5%
Other income (expenses):
Interest expense	(1,911,000)	(1,613,000)	(298,000)	18.5%
Loss on debt extinguishment	—	(1,333,000)	1,333,000	—%
Other income (expenses)	—	(241,000)	241,000	(100.0)%
Total other income (expenses)	(1,911,000)	(3,187,000)	1,276,000	(40.0)%
Loss before income taxes	(29,336,000)	(21,901,000)	(7,435,000)	33.9%
Provision for income taxes	(40,000)	(13,000)	(27,000)	207.7%
Net loss	$(29,376,000)	$(21,914,000)	$(7,462,000)	34.1%
Revenue
Total revenue decreased by $2.8 million, or 38.5%, to $4.5 million for the nine months ended September 30, 2020 compared to $7.3 million for the same period in 2019. The decrease impacted all regions, largely driven by customers temporarily shutting down their lab operations in response to COVID-19 shelter-at-home orders and related restrictions to address the pandemic. Below is a summary of changes for the nine months ended September 30, 2020 as compared to the same period in 2019:
•North America revenue decreased by $1.7 million, or 41%;
•EMEIA revenue decreased by $0.5 million, or 19%; and
•Asia Pacific revenue decreased by $0.7 million, or 76%.
Revenue for the nine months ended September 30, 2020 includes service revenue of $0.4 million from our recently acquired subsidiary, Lineagen, from the date of the acquisition of August 21, 2020 to September 30, 2020.

Cost of Revenue
Total cost of revenue decreased by $2.2 million, or 42.5%, to $2.9 million for the nine months ended September 30, 2020 compared to $5.1 million for the same period in 2019. The decrease was driven by a change in the mix of revenue between instrument sales and our reagent rental program. This was partially offset by an increase in consumable units sold of 70% and cost of service revenue of $0.2 million from our recently acquired subsidiary, Lineagen, from the date of the acquisition of August 21, 2020 to September 30, 2020.
Research and Development Expenses
Research and development expenses increased $0.7 million, or 10.4%, to $7.4 million for the nine months ended September 30, 2020 compared to $6.7 million for the same period in 2019. This is due to headcount additions to our development teams, but slightly offset by the salary reductions implemented in April 2020. In addition, our materials and supply expense increased during the nine months ended September 30, 2020 due to continued efforts to innovate our product.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $7.3 million, or 51.4%, to $21.6 million for the nine months ended September 30, 2020 compared to $14.3 million for the same period in 2019. This is primarily due to headcount additions to our global sales and marketing teams as well as back-office support teams to assist with the growth of our world-wide product distribution. Also, we incurred increased legal and accounting fees to support business operations and our international presence. A total of $1.5 million in transaction-related expenses were recorded for the Lineagen acquisition. Lastly, we recognized bad debt expense of $1.3 million during the nine months ended September 30, 2020.
Interest Expense

Interest expense increased $0.3 million, or 18.5%, to $1.9 million for the nine months ended September 30, 2020 compared to $1.6 million for the same period in 2019, driven by changes in our term-loan debt. In March 2019, the Company retired its $10 million Credit and Security Agreement with MidCap Financial (the “CSA”) and replaced it with a $20 million facility under our Loan and Security Agreement with Innovatus Life Sciences Lending Fund I, LP, as further discussed below.
Loss on Debt Extinguishment
A loss on debt extinguishment of $1.3 million was recognized during the nine months ended September 30, 2019 in association with retiring the MidCap Financial CSA prior to maturity.
Liquidity and Capital Resources
Since our inception, we have incurred net losses and negative cash flows from operations. We incurred net losses of $10.8 million and $6.4 million for the three months ended September 30, 2020 and 2019, respectively, and $29.4 million and $21.9 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $132.0 million and cash and cash equivalents of $18.9 million.
Sources of Liquidity
Prior to our initial public offering ("IPO") in August 2018, we financed our operations principally through private placements of convertible preferred stock, convertible notes, borrowings from credit facilities, and revenue from our commercial operations. Since our IPO, we have generated cash flows from sales of common stock and other equity instruments instead of convertible preferred stock. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments, borrowings from credit facilities and revenue from our commercial operations. See Note 6 to our condensed consolidated financial statements for a discussion of our recent equity activity and Note 5 to our condensed consolidated financial statements for a discussion of terms and provisions of our debt included elsewhere in this Quarterly Report on Form 10-Q for more information.
Follow-On Offering
In April 2020, we completed an underwritten public offering of 16,896,000 shares of its common stock and, to certain investors, pre-funded warrants to purchase 37,650,000 shares of its common stock, and accompanying common warrants to purchase up to an aggregate of 54,546,000 shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $0.33 and $0.329 for each pre-funded warrant. The pre-funded warrants are immediately exercisable at a price of $0.001 per share of common stock. The common warrants are immediately exercisable at a price of $0.33 per share of common stock and will expire five years from the date of issuance. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The gross proceeds to us were approximately $18.0 million, before deducting underwriting discounts and commissions and other offering expenses of $1.6 million.
Shelf Registration Statement and At-the-Market Facility
In August 2020, we filed a shelf registration statement on Form S-3 with the SEC covering the offering, issuance and sale of up to $125.0 million of our securities, including up to $40.0 million of common stock pursuant to an at-the-market facility (“ATM”) with Ladenburg Thalmann & Co. Inc. acting as sales agent. As of September 30, 2020, we had not sold any shares of common stock under the ATM.
Cash Flows
The following table sets forth the cash flow from operating, investing and financing activities for the periods presented:

Net cash provided by (used in):	Nine Months Ended September 30,
	2020	2019

Operating activities	$(26,210,000)	$(20,148,000)
Investing activities	(2,450,000)	(38,000)
Financing activities	30,216,000	11,888,000
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
Net cash used in operating activities was $26.2 million during the nine months ended September 30, 2020 as compared to $20.1 million during the same period in 2019. The increase in cash used in operating activities of $6.1 million is attributed to increased headcount across the business, increased professional fees to support ongoing business operations and increase our international presence, increased spending on materials and supplies, as well as $1.5 million in acquisition-related costs.
Investing Activities
Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. During the nine months ended September 30, 2020, cash used in investing activities related to the acquisition of Lineagen, our new wholly owned subsidiary.
Financing Activities
Net cash provided by financing activities was $30.2 million during the nine months ended September 30, 2020 as compared to the same period in 2019 where we had net proceeds from financing activities of $11.9 million, an increase of $18.3 million. During the nine months ended September 30, 2020, we raised approximately $16.4 million in net proceeds from a follow-on offering, and $18.6 million from warrant exercises. In addition, we received approximately $1.8 million pursuant to the PPP Loan (as defined below). Offsets included payments of $2.3 million on our revolving line of credit and $5.0 million in term-loan principal prepayments in accordance with the Second Amendment. During the nine months ended September 30, 2019, we had net proceeds from the issuance of the Innovatus LSA of $8.3 million as well as aggregate proceeds from Innovatus and Aspire Purchase Agreements of approximately $2.4 million.

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

The PPP Loan is evidenced by a promissory note issued by East West Bank (the “Lender”). The PPP note contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. Under the terms of the CARES Act, recipients of loans under the PPP can apply for and be granted forgiveness for all or a portion of loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and certain other eligible costs (the “Eligible Costs”). Pursuant to the Paycheck Protection Program Flexibility Act (the “PPPFA”), enacted on June 5, 2020, we were permitted to use loan proceeds on Eligible Costs through October 2, 2020, or the date that is 24 weeks from the PPP Loan origination date (the “Covered Period”). However, no assurance is provided that forgiveness for any portion of the PPP Loan will be obtained.

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
Capital Resources

We performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents as of September 30, 2020, plus proceeds from the recent warrant exercises described above, will be sufficient to fund our operations and obligations into the first quarter of 2021. We plan to continue to fund our operations through cash and cash equivalents on hand, as well as through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, or other arrangements. Additional funds may not be available when needed from any source or, if available, may not be available on terms that are acceptable to us. In addition, as a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. It is possible that further deterioration in credit and financial markets and confidence in economic conditions will occur. If equity and credit markets deteriorate, it may affect our ability to raise equity capital, borrow on our existing facilities or make any additional necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. In addition, the COVID-19 pandemic may compromise our ability to comply with the terms of our loan agreement and could result in an event of default. If an event of default were to occur, our lender could accelerate our repayment obligations or enforce other rights under our loan agreements. Any such default may also require us to seek additional or alternative financing, which may not be available on commercially reasonable terms or at all. For example, for the three months ended September 30, 2020, we were not in compliance with our revenue covenant under the Innovatus LSA. As a result, our lender could accelerate our repayment obligations, enforce other rights under the Innovatus LSA or require the payment of cash fees or penalties in order for us to obtain a waiver, and any of these actions could have a material adverse impact on our current business plan and our anticipated cash runway.

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
There were no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2020, except for the changes discussed in Note 1 to the condensed consolidated financial statements.
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
As of September 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As the acquisition of Lineagen occurred in the third quarter of fiscal 2020, we excluded the internal control over financial reporting of Lineagen from the scope of our assessment of the effectiveness of the Company’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recently-acquired business may be omitted from our scope in the year of acquisition, if specified conditions are satisfied.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described below and previously reported in our Annual Report on Form 10-K.
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
•We recently hired a new Chief Financial Officer and are in the process of hiring additional qualified individuals that will increase the number of personnel involved in financial reporting and the control environment.
The additional resources and procedures described above are designed to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures. While the implementation of improved controls and procedures is ongoing, we have determined that as of September 30, 2020 that the material weaknesses described above have not been fully remediated.
Changes in Internal Control over Financial Reporting
Other than the remediation efforts underway, as described above, and despite the fact that most of our employees are working remotely due to the COVID-19 pandemic, there were no material changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
RISK FACTOR SUMMARY
Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, and other risks and uncertainties that we face, are set forth below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making investment decisions regarding our securities.
•we have incurred losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability;
•our quarterly and annual operating results and cash flows have fluctuated in the past and might continue to fluctuate, which could cause the market price of our securities to decline substantially;
•we are an early, commercial-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance;
•the terms of our debt facility place restrictions on our operating and financial flexibility, and failure to comply with covenants or to satisfy certain conditions of the agreement governing the debt facility may result in acceleration of our repayment obligations and foreclosure on our pledged assets, which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our securities to decline;
•our business, and that of our customers, has been adversely affected by the effects of public health crises, including the COVID-19 pandemic; in particular, the COVID-19 pandemic has materially affected our operations globally, including at our headquarters in San Diego, California, as well as the business or operations of our research partners, customers and other third parties with whom we conduct business;
•our future capital needs are uncertain and we will require additional funding in the future to advance the commercialization of Saphyr and our other products, as well as continue our research and development efforts; if we fail to obtain additional funding, we will be forced to delay, reduce or eliminate our commercialization and development efforts;
•if our products fail to achieve and sustain sufficient market acceptance, our revenue will be adversely affected;
•if we are unable to execute our sales and marketing strategy for our Lineagen products and diagnostic assays and are unable to gain acceptance in the market, we may be unable to generate sufficient revenue to sustain our Lineagen business;
•our future success is dependent upon our ability to further penetrate our existing customer base and attract new customers;
•we are currently limited to “research use only” with respect to many of the materials and components used in our consumable products including our assays;
•in the near term, our business will depend on levels of research and development spending by academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our products and adversely affect our business and operating results;
•if we do not successfully manage the development and launch of new products, our financial results could be adversely affected;
•if the FDA determines that our products are medical devices or if we seek to market our products for clinical diagnostic or health screening use, we will be required to obtain regulatory clearance(s) or approval(s), and may be required to cease or limit sales of our then marketed products, which could materially and adversely affect our business, financial condition and results of operations; any such regulatory process would be expensive, time-consuming and uncertain both in timing and in outcome;
•if we are unable to protect our intellectual property, it may reduce our ability to maintain any technological or competitive advantage over our competitors and potential competitors, and our business may be harmed; and
•if we are not able to comply with the applicable continued listing requirements or standards of The Nasdaq Capital Market, Nasdaq could delist our common stock.

RISK FACTORS
Except for the risk factors set forth below, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 10, 2020. You should carefully consider the following risk factors, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC, before making investment decisions regarding our securities. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Risks related to our financial condition and need for additional capital

Our future capital needs are uncertain and we will require additional funding in the future to advance the commercialization of Saphyr and our other products, as well as continue our research and development efforts. If we fail to obtain additional funding, we will be forced to delay, reduce or eliminate our commercialization and development efforts.

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to continue the commercialization of our products as well as our research and development programs. In connection with the preparation of our financial statements for the quarter ended September 30, 2020, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will be sufficient to fund our obligations into the first quarter of 2021. Our ability to execute our operating plan beyond the first quarter of 2021 depends on our ability to generate sales and obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements, and on our ability to maintain compliance with the terms of our debt financing agreements. For example, we will likely need to raise substantial additional capital to:

•expand our sales and marketing efforts to further commercialize our products;

•expand our research and development efforts to improve our existing products and develop and launch new products, particularly if any of our products are deemed by the U.S. Food and Drug Administration, or FDA, to be medical devices or otherwise subject to additional regulation by the FDA;

•seek FDA approval to market our existing RUO products or new products utilized for diagnostic purposes;

•lease a larger facility or build out our existing facility as we continue to grow our employee headcount;

•hire additional personnel;

•enter into collaboration arrangements, if any, or in-license other products and technologies;

•add operational, financial and management information systems; and

•incur increased costs as a result of continued operation as a public company.

Our future funding requirements will be influenced by many factors, including:

•market acceptance of our products;

•the cost and timing of establishing additional sales, marketing and distribution capabilities;

•the cost of our research and development activities;

•the success of our existing distribution and marketing arrangements and our ability to enter into additional arrangements in the future; and

•the effect of competing technological and market developments.

In addition, under current SEC regulations, if at the time we file our Annual Report on Form 10-K the aggregate market value of our common stock held by non-affiliates, or our public float, is less than $75 million, and for so long as our public float remains less than $75 million, the dollar amount of securities we can sell through primary public offerings of our securities in any twelve-month period using one or more shelf registration statements on Form S-3, including sales under our Sales Agreement with Ladenburg, will be limited to an aggregate of one-third of our public float. Although as of November 6, 2020, our public float exceeded $75 million, we cannot assure you that our public float will be $75 million or more at the time we file our Annual Report on Form 10-K. If our public float is less than $75 million at such time, the amount of securities we may sell under shelf registration statements, including sales under the Sales Agreement, will be limited. Any limitations on our ability to use shelf registration statements may harm our ability to raise the capital we need to advance our strategic objectives in an efficient manner or on acceptable terms.

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

In addition, the COVID-19 pandemic may compromise our ability to comply with the terms of our loan agreement and could result in an event of default. If an event of default were to occur, our lender could accelerate our repayment obligations or enforce other rights under our loan agreements. Any such default may also require us to seek additional or alternative financing, which may not be available on commercially reasonable terms or at all. For example, for the three months ended September 30, 2020, we were not in compliance with our revenue covenant under the Innovatus LSA. As a result, our lender could accelerate our repayment obligations, enforce other rights under the Innovatus LSA or require the payment of cash fees or penalties in order for us to obtain a waiver, and any of these actions could have a material adverse impact on our current business plan and our anticipated cash runway.

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

Also, in connection with our Lineagen business, COVID-19 poses the risk that we or our employees, contractors, suppliers, courier delivery services and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our Lineagen business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain of materials needed for our tests, interrupt our ability to receive specimens, impair our ability to perform or deliver the results from our tests, impede patient movement or interrupt healthcare services causing a decrease in test volumes, delay coverage decisions from Medicare and third party payors, delay ongoing and planned clinical trials involving our tests and have a material adverse effect on our business, financial condition and results of operations.

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

On March 14, 2019, we entered into a Loan and Security Agreement, or the Innovatus LSA, with Innovatus Life Sciences Lending Fund I, LP, or Innovatus, and certain lenders, which provides for borrowings up to $25.0 million pursuant to certain term loans and an additional $5.0 million under a revolving credit line. The Innovatus LSA is secured by a lien covering substantially all of our assets, including our intellectual property. As of September 30, 2020, we borrowed approximately $15.9 million in term loans under the Innovatus LSA.

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

If we default under the Innovatus LSA, Innovatus may accelerate all of our repayment obligations and, if we are unable to access funds to meet those obligations or to renegotiate our agreement, Innovatus could take control of our pledged assets and we could immediately cease operations. For example, we were unable to maintain compliance with certain covenants under the Innovatus LSA as of September 30, 2019, December 31, 2019 and September 30, 2020. In order to secure waivers for our breaches of these covenants, we have been required to pay consideration to Innovatus, including, with respect to our breach of our covenant as of December 31, 2019, our agreement to pay a waiver fee of $200,000 and a prepayment of $2.1 million of principal, as well as to prepay an additional $2.9 million of principal upon the earlier of April 30, 2020 or the closing of one or more equity financings during a specified period resulting in at least $15.0 million of gross proceeds to us in the aggregate, and a $100,000 prepayment fee in connection with such second repayment. While we are currently in discussions with Innovatus, we have not yet secured a waiver of our noncompliance with certain covenants under the Innovatus LSA as of September 30, 2020. In order to obtain such waiver, we may be required to pay additional fees and penalties and issue shares of our common stock to Innovatus as consideration.

In addition, in connection with the audit of our 2019 financial statements, the report of our independent registered public accounting firm expressed an unqualified opinion and included an explanatory paragraph relating to substantial doubt about our ability to continue as a going concern. In the future, Innovatus may determine that the underlying circumstances resulting in the receipt of a going concern explanatory paragraph in the auditor opinion for our 2019 financial statements either on their own, or together with contemporaneous events or circumstances, such as a failure to timely secure additional funding, constitute a material adverse effect upon our business, operations, properties, assets, or financial condition or upon our ability to perform or pay the secured obligations under the Innovatus LSA.

We may not be able to maintain compliance with our covenants in the Innovatus LSA in the future and, although we have been able to secure waivers from Innovatus in the past, securing such waivers in the future may require us to divert further cash towards the repayment of debt and subject us to fees incurred in connection with the negotiation of such waivers. If we are unable to maintain compliance or obtain a waiver of any breach under the Innovatus LSA, Innovatus could declare an event of default or require us to renegotiate the Innovatus LSA on terms that may be significantly less favorable to us. If we were liquidated, Innovatus’ right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration by Innovatus of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our securities to decline.

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

Risks related to our business operations
Acquisitions or joint ventures could disrupt or otherwise harm our business and may cause dilution to our stockholders.
As part of our growth strategy, we have acquired and may continue to acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. We may not be able to locate or make suitable acquisitions on acceptable terms, and future acquisitions may not be effectively and profitably integrated into our business. Our failure to successfully complete the integration of any business that we acquire could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. Integration challenges may include the following:
•disruption in our relationships with customers, distributors or suppliers as a result of such a transaction;
•unanticipated expenses and liabilities related to acquired companies;
•difficulties integrating acquired personnel, technologies and operations into our existing business;
•diversion of management time and focus from operating our business to acquisition integration challenges;
•increases in our expenses and reductions in our cash available for operations and other uses;
•possible write-offs or impairment charges relating to acquired businesses;
•difficulties developing and marketing new products and services;
•entering markets in which we have limited or no prior experience; and
•coordinating our efforts throughout various localities and time zones.
Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. In addition, in connection with any such transactions, we may also issue equity securities, incur additional debt, assume contractual obligations or liabilities or expend significant cash. Such transactions could harm our operating results and cash position, negatively affect the price of our stock and cause dilution to our current stockholders.
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
For example, as previously disclosed, we recently completed the acquisition of Lineagen, Inc., (“Lineagen”), a U.S.-based provider of proprietary molecular diagnostics services for individuals presenting with certain neurodevelopmental disorders, for aggregate consideration consisting of approximately 6,167,510 shares of our common stock (subject to adjustment for cash, accounts receivable, unpaid indebtedness, unpaid transaction expenses and certain other liabilities of Lineagen), $1.9 million in cash, and the assumption of approximately $2.9 million in certain liabilities of Lineagen, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of August 21, 2020, by and among us, Alta Merger Sub, Inc., Lineagen and Michael S. Paul, Ph.D., solely in his capacity as exclusive agent and attorney-in-fact of the securityholders of Lineagen (the “Lineagen Acquisition”).
The issuance of shares as consideration in the Lineagen Acquisition resulted in dilution to our existing stockholders. In addition, pursuant to the Lineagen Acquisition, headcount of our consolidated operations increased by 33 employees, which has resulted in and will continue to result in increased selling, general and administrative expenses. Although we conducted extensive business, financial and legal due diligence in connection with our evaluation of the Lineagen Acquisition, our due diligence investigations may not have identified every matter that could adversely affect our business, operating results and financial condition. We may be unable to adequately address the financial, legal and operational risks introduced by the Lineagen Acquisition and may have difficulty developing experience with the industry in which Lineagen operates. Accordingly, we cannot guarantee that the Lineagen Acquisition will yield the results we have anticipated and unforeseen complexities and expenses may arise. In addition, we may not achieve the revenues, growth prospects and synergies expected from this acquisition any such benefits we do achieve may not offset increased costs, resulting in a potential impairment of goodwill or other assets that were acquired. For future acquisitions, we may similarly be unable achieve revenue, growth prospects and synergies in a manner consistent with our expectations. Our failure to do so could adversely affect our business, operating results and financial condition.
Equity issuances in connection with strategic transactions or raising additional capital may cause dilution to our stockholders or restrict our operations.
From time to time, we expect to finance our strategic transactions or cash needs through a combination of equity and debt financings. To the extent that we finance our strategic transactions or raise additional capital through the sale of equity or convertible debt securities, your ownership interest could be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.
For example, on August 13, 2020, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with Ladenburg Thalmann & Co. Inc., as sales agent (“Ladenburg”), under which the Company may offer and sell up to $40.0 million of shares of its common stock from time to time through Ladenburg. Any significant sales of stock pursuant to the Sales Agreement would result in dilution to our current stockholders. In addition, we also issued shares of our common stock in connection with the Lineagen Acquisition and the Waiver Letter (as defined below). As a result of this issuances, our investors experienced dilution of their ownership interests.
If we are unable to execute our sales and marketing strategy for our Lineagen products and diagnostic assays and are unable to gain acceptance in the market, we may be unable to generate sufficient revenue to sustain our Lineagen business.
Our Lineagen business provides molecular diagnostics services and has engaged in only limited sales and marketing activities for the diagnostic assays currently offered through our CLIA-certified laboratory. To date, the revenue generated by our Lineagen business has been insufficient to fund operations.
Although we believe that our current assays and our planned future assays represent a promising commercial opportunity, our products or assays may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to establish a market for our products and diagnostic assays and build that market through physician education, awareness programs and the publication of clinical trial results. Gaining acceptance in medical communities requires, among other things, publications in leading peer-reviewed journals of results from studies using our current products, assays and services and/or our planned future products, assays and services. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals would limit the adoption of our current products, assays and services and our planned future products, assays and services.
Our ability to successfully market the products and diagnostic assays that we have developed, and may develop in the future, will depend on numerous factors, including:

•conducting clinical utility studies of such assays in collaboration with key thought leaders to demonstrate their use and value in important medical decisions such as treatment selection;
•whether our current or future partners, vigorously support our offerings;
•the success of our sales force;
•whether healthcare providers believe such diagnostic assays provide clinical utility;
•whether the medical community accepts that such diagnostic assays are sufficiently sensitive and specific to be meaningful in-patient care and treatment decisions;
•our ability to continually source raw materials, shipping kits and other products that we sell or consume in our manufacturing process that are of sufficient quality and supply;
•our ability to continue to fund planned sales and marketing activities; and
•whether private health insurers, government health programs and other third-party payers will adopt our current and future assays in their guidelines, or cover such diagnostic assays and, if so, whether they will adequately reimburse us.
The COVID-19 pandemic may also increase the risk and uncertainty of the events described above and delay our development timelines. Failure to achieve widespread market acceptance of our current products, assays and services, as well as our planned future products, assays and services, would materially harm our business, financial condition and results of operations.

In the near term, our RUO business will depend on levels of research and development spending by academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our products and adversely affect our business and operating results.

In the near term, we expect that our revenue from our RUO business will be derived primarily from sales of our instruments and consumables to academic and governmental research institutions, as well as biopharmaceutical and contract research companies worldwide for research applications. The demand for our products will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:

•changes in government programs that provide funding to research institutions and companies;

•macroeconomic conditions and the political climate;

•changes in the regulatory environment;

•differences in budgetary cycles; and

•market acceptance of relatively new technologies, such as ours.

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

Our current customer base for our RUO products is primarily composed of academic and governmental research institutions and biopharmaceutical and contract research companies and, for our Lineagen business, physicians and their patients. Our success will depend upon our ability to respond to the evolving needs of, and increase our market share among, existing customers and additional potential customers, marketing new products as we develop them. Identifying, engaging and marketing to customers who are unfamiliar with our current products requires substantial time, expertise and expense and involves a number of risks, including:

•our ability to attract, retain and manage the sales, marketing and service personnel necessary to expand market acceptance for our technology;

•the time and cost of maintaining and growing a specialized sales, marketing and service force; and

•our sales, marketing and service force may be unable to execute successful commercial activities.

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

Our instruments, consumable products and assays are purchased from suppliers with a restriction that they be used for research use only, or RUO. While we have focused initially on the life sciences research market and RUO products only, part of our business strategy is to expand our product line to encompass products that are intended to be used for the diagnosis of disease and precision healthcare, either alone or in collaboration with third parties. The use of our RUO products for any such diagnostic purposes would require that we obtain regulatory clearance or approval to market our products for those purposes and also that we acquire the materials and components used in such products from suppliers without an RUO restriction. There can be no assurance that we will be able to acquire these materials and components for use in diagnostic products on acceptable terms, if at all. If we are unable to do so, we would not be able to expand our non-Lineagen product offerings beyond RUO, and our business and prospects would suffer.

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

If, in the future, we choose to commercialize our RUO products for clinical diagnostic use, we will be required to comply with the FDA’s premarket review and post-market control requirements for IVDs, as may be applicable. Complying with the FDA’s PMA and/or 510(k) clearance requirements may be expensive, time-consuming, and subject us to significant and/or unanticipated delays. Our efforts may never result in an approved PMA or 510(k) clearance for our products. Even if we obtain a PMA or 510(k) clearance, where required, such authorization may not be for the use or uses we believe are commercially attractive and/or are critical to the commercial success of our products. As a result, being subject to the FDA’s premarket review and/or post-market control requirements for our products could materially and adversely affect our business, financial condition and results of operations.

We have limited experience in marketing and selling our products, and if we are unable to successfully commercialize our products, our business and operating results will be adversely affected.

We have limited experience marketing and selling our products. We currently sell our Saphyr system for research use only, through our direct field sales and support organizations located in North America and Europe and through a combination of our own sales force and third-party distributors in additional major markets such as Australian, China, Japan and South Korea.

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

We rely on a single contract manufacturer for our non-Lineagen systems and rely on a single contract manufacturer for our chip consumables. If either of these manufacturers should fail or not perform satisfactorily, our ability to supply these instruments would be negatively and adversely affected.

We currently rely on a single contract manufacturer to manufacture and supply all of our non-Lineagen instruments. See “Business–Key Agreements” in our Annual Report. In addition, we rely on a single contract manufacturer to manufacture and supply all of our chip consumables. Since our contracts with these manufacturers do not commit them to supply quantities beyond the amounts included in our purchase orders, and do not commit them to carry inventory or make available any particular quantities, these contract manufacturers may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. If either of these manufacturers were to be unable to supply instruments, our business would be harmed.

In the event it becomes necessary to utilize different contract manufacturers for our non-Lineagen instruments or chip consumables, we would experience additional costs, delays and difficulties in doing so as a result of identifying and entering into an agreement with a new supplier as well as preparing such new supplier to meet the logistical requirements associated with manufacturing our units, and our business would suffer. We may also experience additional costs and delays in the event we need access to or rights under any intellectual property of these current manufacturers.

If our laboratory facilities become damaged or inoperable or we are required to vacate our existing facilities, our ability to conduct our laboratory analysis and pursue our research and development efforts may be jeopardized.
We currently perform all research and development activities and most of our genome analysis services at a single laboratory facility in San Diego, California with the remaining genome analysis services at a facility we occupy at a customer's lab in Clermont-Ferrand, France. All of our molecular diagnostics services are processed through our Lineagen business at a single laboratory facility in Salt Lake City, Utah.
Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, earthquake, power loss, communications failure, terrorism, burglary, public health crises (including restrictions that may be imposed on businesses by state and local governments under stay-at-home or similar orders and mandates, such as those implemented in response to the COVID-19 pandemic) or other events, which may make it difficult or impossible for us to perform our testing services for some period of time or to receive and store samples. The inability to perform tests or to reduce the backlog of sample analysis that could develop if one or both of our facilities become inoperable, for even a short period of time, may result in the loss of revenue, loss of customers or harm to our reputation, and we may be unable to regain that revenue, those customers or repair our reputation in the future. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters and man-made disasters or other sudden, unforeseen and severe adverse events.
In addition, the loss of our samples due to such events could limit or prevent our ability to conduct research and development analysis on existing tests as well as tests in development.
Our facilities and the equipment we use to perform our testing and research and development could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facilities, to locate and qualify a new facility, replace certain pieces of equipment or license or transfer our proprietary technology to a third-party, particularly in light of licensure and accreditation requirements. Even in the unlikely event that we are able to find a third party with such qualifications to enable us to resume our operations, we may be unable to negotiate commercially reasonable terms.
We carry insurance for damage to our property and the disruption of our business, but this insurance may not cover all of the risks associated with damage or disruption to our business, may not provide coverage in amounts sufficient to cover our potential losses and may not continue to be available to us on acceptable terms, if at all.
We rely on a limited number of suppliers or, in some cases, one supplier, for some of our materials and components used in our products, and may not be able to find replacements or immediately transition to alternative suppliers, which could have a material adverse effect on our business, financial condition, results of operations and reputation.
We rely on limited or sole suppliers for certain reagents and other materials and components that are used in our products. While we periodically forecast our needs for such materials and enter into standard purchase orders with our suppliers, we do not have long-term contracts with many of these suppliers. If we were to lose such suppliers, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. An interruption in our operations, including our laboratory operations, could occur if we encounter delays or difficulties in securing these materials, or if the quality of the materials supplied do not meet our requirements, or if we cannot then obtain an acceptable substitute. The time and effort required to qualify a new supplier and ensure that the new materials provide the same or better quality results could result in significant additional costs. Any such interruption could significantly affect our business, financial condition, results of operations and reputation.
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
Also, in order to mitigate these risks, we maintain inventories of certain supplies at higher levels than would be the case if multiple sources of supply were available. If our sales or testing volume decreases or we switch suppliers, we may hold excess supplies with expiration dates that occur before use which would adversely affect our losses and cash flow position. As we introduce any new products, we may experience supply issues as we ramp up our sales or test volume. If we should encounter delays or difficulties in securing, reconfiguring or revalidating the equipment, reagents or other materials we require for our products, our business, financial condition, results of operations and reputation could be adversely affected.
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
If our customers develop or use our products or assays for diagnostic purposes, someone could file a product liability claim alleging that one of our products contained a design or manufacturing defect that resulted in the failure to adequately perform, leading to death or injury. In addition, the marketing, sale and use of our current or future products and assays through our Lineagen business could lead to the filing of product liability claims against us if someone alleges that our products failed to perform as designed. We may also be subject to liability for errors in the results we provide or for a misunderstanding of, or inappropriate reliance upon, the information we provide.
A product liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition. We cannot assure investors that our product liability insurance would adequately protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could damage our reputation, or cause current partners to terminate existing agreements and potential partners to seek other partners, any of which could impact our results of operations.
We may also initiate a correction to our existing products or assays, which could lead to increased costs and increased scrutiny by regulatory authorities and our customers regarding the quality and safety of our products or services, as well as negative publicity. The occurrence of any of these events could have an adverse effect on our business and results of operations.
Our business could be negatively impacted by cyber security threats.
We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of our business, we collect, store and transmit sensitive data and confidential information, including but not limited to intellectual property, proprietary business information owned or controlled by ourselves or our customers, financial information and, where allowed, personal information.
The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cyber security incidents, and our internal information technology systems and those of our contractors and consultants are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war, public health crises and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to data leakage. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage. In addition, these incidents could result in disrupted operations, lost opportunities, misstated financial data, increased costs arising from the implementation of additional security protective measures and litigation costs.
Any remedial costs or other liabilities related to cyber security incidents may not be fully insured or indemnified by other means. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information related to our patient samples or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
While we have not experienced any such system failure, accident or material security breach to date, we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, we maintain a proprietary algorithms and databases that enable our proprietary bioinformatic and structural variation analysis pipelines and that contain certain information relating to patient or research samples. If we were to lose this information, our ability to further validate, improve and therefore maintain and grow sales of Saphyr or our diagnostic services through the Lineagen business could be significantly impaired.
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
Under Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days following the date of the Notice to regain compliance with the Minimum Bid Price Requirement. However, due to recent extraordinary market conditions, Nasdaq has determined to toll the compliance period for the Minimum Bid Price Requirement through September 30, 2020, or the Tolling Period. As a result, the compliance Period will end on December 28, 2020, or the Compliance Period, instead of October 20, 2020. If at any time during the Tolling Period or the Compliance Period the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days, we will regain compliance with the Minimum Bid Price Requirement and our common stock will continue to be eligible for listing on The Nasdaq Capital Market absent noncompliance with any other requirement for continued listing.
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

Risks related to government regulation and diagnostic product reimbursement

If the FDA determines that our RUO products are medical devices or if we seek to market our RUO products for clinical diagnostic or health screening use, we will be required to obtain regulatory clearance(s) or approval(s), and may be required to cease or limit sales of our then marketed products, which could materially and adversely affect our business, financial condition and results of operations. Any such regulatory process would be expensive, time-consuming and uncertain both in timing and in outcome.

Our RUO business is focused on the life sciences research market. This includes laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies. Accordingly, our products are labeled as “Research Use Only,” or RUO, and are not intended for diagnostic use. While we have focused initially on the life sciences research market and RUO products only, our strategy is to expand our product line to encompass products that are intended to be used for the diagnosis of disease, either alone or in collaboration with third parties (such as our collaboration with Berry Genomics). Such in-vitro diagnostic, or IVD, products will be subject to regulation by the FDA as medical devices, or comparable international agencies, including requirements for regulatory clearance or approval of such products before they can be marketed. If the FDA were to determine that our products are intended for clinical use or if we decided to market our products for such use, we would be required to obtain FDA 510(k) clearance or premarket approval in order to sell our products in a manner consistent with FDA laws and regulations. Such regulatory approval processes or clearances are expensive, time-consuming and uncertain; our efforts may never result in any approved premarket approval application, or PMA, or 510(k) clearance for our products; and failure by us or a collaborator to obtain or comply with such approvals and clearances could have an adverse effect on our business, financial condition or operating results.

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

Laboratory developed tests, or LDTs, are a subset of IVD tests that are designed, manufactured and used within a single laboratory. Our Lineagen genetic diagnostic services are provided as LDTs. The FDA maintains that LDTs are medical devices and has for the most part exercised enforcement discretion for most LDTs. A significant change in the way that the FDA regulates any LDTs that we, our collaborators or our customers market or develop using our technology could affect our business. If the FDA requires laboratories to undergo premarket review and comply with other applicable FDA requirements in the future, the cost and time required to commercialize an LDT will increase substantially, and may reduce the financial incentive for us to continue to offer our Lineagen genetic diagnostic services or for our customer laboratories to develop LDTs, which could reduce demand for our RUO instruments and our other products. In addition, if the FDA were to change the way that it regulates LDTs to require that we undergo pre-market review or comply with other applicable FDA requirements before we can sell our RUO instruments or our other products to clinical cytogenics laboratories, our ability to sell our RUO instruments and other products to this addressable market would be delayed, thereby impeding our ability to penetrate this market and generate revenue from sales of our instruments and our other products.

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

Billing for our products is complex and requires substantial time and resources to collect payment.

Billing for clinical laboratory testing services in connection with our Lineagen business is complex, time-consuming and expensive. Depending on the billing arrangement and applicable law, we bill various payors, including Medicare, Medicaid, private insurance companies, private healthcare institutions, and patients, all of which have different billing requirements. We generally bill third-party payors for our diagnostic testing services through our Lineagen business and pursue reimbursement on a case-by-case basis where pricing contracts are not in place. To the extent laws or contracts require us to bill patient co-payments or co-insurance, we must also comply with these requirements. We may also face increased risk in our collection efforts, including potential write-offs of accounts receivable and long collection cycles, which could adversely affect our business, results of operations and financial condition.

Several factors make the billing process complex, including:

•differences between the billing rates and reimbursement rates for our products;

•compliance with complex federal and state regulations related to billing government healthcare programs, including Medicare, Medicaid and TRICARE;

•risk of government audits related to billing;

•disputes among payors as to which party is responsible for payment;

•differences in coverage and information and billing requirements among payors, including the need for prior authorization and/or advanced notification;

•the effect of patient co-payments or co-insurance and our ability to collect such payments from patients;

•changes to billing codes used for our products;

•changes to requirements related to our current or future clinical studies, including our registry studies, which can affect eligibility for payment;

•ongoing monitoring provisions of LCDs for our products, which can affect the circumstances under which a claim would be considered medically necessary;

•incorrect or missing billing information; and

•the resources required to manage the billing and claims appeals process.

We use standard industry billing codes, known as Current Procedural Terminology, or CPT, codes, to bill for our diagnostic testing services. If these codes were to change, there is a risk of an error being made in the claim adjudication process. Such errors can occur with claims submission, third-party transmission or in the processing of the claim by the payor. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment we receive.

As we introduce new products, we may need to add new codes to our billing process as well as our financial reporting systems. Failure or delays in effecting these changes in external billing and internal systems and processes could negatively affect our collection rates, revenue and cost of collecting.

Additionally, our billing activities require us to implement compliance procedures and oversight, train and monitor our employees, and undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. When payors deny our claims, we may challenge the reason, low payment amount or payment denials. Payors also conduct external audits to evaluate payments, which add further complexity to the billing process. If the payor makes an overpayment determination, there is a risk that we may be required to return all or some portion of prior payments we have received.

Additionally, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the ACA, requires providers and suppliers to report and return any overpayments received from government payors under the Medicare and Medicaid programs within 60 days of identification. Failure to identify and return such overpayments exposes the provider or supplier to liability under federal false claims laws. These billing complexities, and the related uncertainty in obtaining payment for our products, could negatively affect our revenue and cash flow, our ability to achieve sustained profitability, and the consistency and comparability of our results of operations.

If our Lineagen diagnostic testing procedures are subject to unfavorable pricing regulations or third-party payor coverage and reimbursement policies, our business could be harmed.

Our Lineagen-related revenue depends on achieving and maintain broad coverage and adequate reimbursement for our Lineagen products and diagnostic assays from third-party payors, including both government and commercial third-party payors. If third-party payors do not provide coverage of, or do not provide adequate reimbursement for, a substantial portion of the list price of our Lineagen products and diagnostic assays, we may need to seek additional payment from the patient beyond any co-payments and deductibles, which may adversely affect demand for our Lineagen products and diagnostic assays. Coverage determinations by a third-party payor may depend on a number of factors, including, but not limited to, a third-party payor’s determination of whether our products or services are appropriate, medically necessary or cost-effective. If we are unable to provide third-party payors with sufficient evidence of the clinical utility and validity of our Lineagen products and diagnostic assays, they may not provide coverage, or may provide limited coverage, which will adversely affect our revenues and our ability to succeed.

Since each third-party payor makes its own decision as to whether to establish a policy to cover our Lineagen products and diagnostic assays, enter into a contract with us and set the amount it will reimburse for a product, these negotiations are a time-consuming and costly process, and they do not guarantee that the third-party payor will provide coverage or adequate reimbursement for our Lineagen products and diagnostic assays. In addition, the determinations by a third-party payor whether to cover our Lineagen products and diagnostic assays and the amount it will reimburse for them are often made on an indication-by-indication basis.

In cases where there is no coverage policy or we do not have a contracted rate for reimbursement as a participating provider, the patient is typically responsible for a greater share of the cost of the product, which may result in further delay of our revenue, increase our collection costs or decrease the likelihood of collection.

Our claims for reimbursement from third-party payors may be denied upon submission, and we may need to take additional steps to receive payment, such as appealing the denials. Such appeals and other processes are time-consuming and expensive, and may not result in payment. Third-party payors may perform audits of historically paid claims and attempt to recoup funds years after the funds were initially distributed if the third-party payors believe the funds were paid in error or determine that our Lineagen products and diagnostic assays were medically unnecessary. If a third-party payor audits our claims and issues a negative audit finding, and we are not able to overturn the audit findings through appeal, the recoupment may result in a material adverse effect on our revenue. Additionally, in some cases commercial third-party payors for whom we are not a participating provider may elect at any time to review claims previously paid and determine the amount they paid was too much. In these situations, the third-party payor will typically notify us of their decision and then offset whatever amount they determine they overpaid against amounts they owe us on current claims. We cannot predict when, or how often, a third-party payor might engage in these reviews and we may not be able to dispute these retroactive adjustments.

Additionally, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future that may adversely affect the coverage and reimbursement of our Lineagen products and diagnostic assays.

If diagnostic procedures that are enabled by our Saphyr technology are subject to unfavorable pricing regulations or third-party payor coverage and reimbursement policies, our business could be harmed.

Currently, our Saphyr product is for research use only, but clinical laboratories may acquire our instrumentation through a capital purchase or capital lease and use the Saphyr and direct label stain chemistry to create their own potentially reimbursable products, such as laboratory developed tests for in vitro diagnostics. Our customers may generate revenue for these testing services by seeking the necessary approval of their product from the FDA or the Centers for Medicare & Medicaid Services, or CMS, along with coverage and reimbursement from third-party payors, including government health programs and private health plans. The ability of our customers to commercialize diagnostic tests based on our technology will depend in part on the extent to which coverage and reimbursement for these tests will be available from such third-party payors.

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

Healthcare legislative or regulatory reform measures may have a negative impact on our business and results of operations.

In March 2010, the ACA became law. The ACA is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. For example, the ACA contained a 2.3% excise tax on certain entities that manufacture or import medical devices offered for sale in the U.S., with limited exceptions, which has been permanently eliminated as part of the 2020 spending package.

There remains judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we or our collaborators will receive for any cleared or approved product. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. Any reduction in payments from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent our customers from successfully commercializing any tests for which they receive approval, which could prevent us from being able to generate revenue and attain profitability.

Complying with numerous regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

We are subject to the Clinical Laboratory Improvement Amendment of 1988, or CLIA, which is a federal law regulating clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. Our clinical laboratory is located in Utah and must be certified under CLIA in order for us to perform testing on human specimens. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We have a current certificate of compliance under CLIA to perform cytogenetics. To renew this certificate, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make periodic inspections of our clinical laboratory outside of the renewal process. The failure to comply with CLIA requirements can result in enforcement actions, including the revocation, suspension, or limitation of our CLIA certificate of compliance, as well as a directed plan of correction, state on-site monitoring, civil money penalties, civil injunctive suit and/or criminal penalties. We must maintain CLIA compliance and certification to be eligible to bill for assays provided to Medicare beneficiaries. If we were to be found out of compliance with CLIA program requirements and subjected to sanctions, our business and reputation could be harmed. Even if it were possible for us to bring our laboratory back into compliance, we could incur significant expenses and potentially lose revenue in doing so.

We hold laboratory licenses from the states of California, Pennsylvania, and Maryland, to test specimens from patients in those states or received from ordering physicians in those states. Other states, such as Rhode Island and New York, may have similar requirements or may adopt similar requirements in the future. Finally, we may be subject to regulation in foreign jurisdictions if we seek to expand international distribution of our assays outside the United States.

If we were to lose our CLIA certification or state laboratory licenses, whether as a result of a revocation, suspension or limitation, we would no longer be able to offer our assays, which would limit our revenues and harm our business. If we were to lose, or fail to obtain, a license in any other state where we are required to hold a license, we would not be able to test specimens from those states. If we were to lose our CAP accreditation, our reputation for quality, as well as our business, financial condition and results of operations, could be significantly and adversely affected.

We are subject to federal and state healthcare fraud and abuse laws and other federal and state laws applicable to our business activities, including our marketing practices. If we are unable to comply, or have not complied, with such laws, we could face substantial penalties.

Our operations are subject to various federal and state fraud and abuse laws, including, without limitation, the federal and state anti-kickback statutes and false claims laws. These laws may impact, among other things, our sales and marketing and education programs, and our financial and business relationships with health care professionals. The laws that may affect our ability to operate include, but are not limited to:

•the federal Anti-Kickback Statute, or the AKS, which prohibits, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term ‘‘remuneration’’ has been broadly interpreted to include anything of value. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, however these are drawn narrowly. Additionally, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or the FCA;

•the Stark Law, which prohibits a physician from making a referral for certain designated health services covered by the Medicare or Medicaid program, including laboratory and pathology services, if the physician or an immediate family member of the physician has a financial relationship with the entity providing the designated health services and prohibits that entity from billing, presenting or causing to be presented a claim for the designated health services furnished pursuant to the prohibited referral, unless an exception applies;

•federal civil and criminal false claims laws and civil monetary penalty laws, such as the FCA, which can be enforced by private citizens through civil qui tam actions, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented through distribution of template medical necessity language or other coverage and reimbursement information, false, fictitious or fraudulent claims for payment or approval by the federal government, including federal health care programs, such as Medicare and Medicaid, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;

•the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, prohibits payments for referrals to recovery homes, clinical treatment facilities, and laboratories. EKRA’s reach extends beyond federal health care programs to include private insurance (i.e., it is an “all payor” statute). For purposes of EKRA, the term “laboratory” is defined broadly and without reference to any connection to substance use disorder treatment. The law includes a limited number of exceptions, some of which closely align with corresponding federal Anti-Kickback Statute exceptions and safe harbors, and others that materially differ;

•HIPAA, which, among other things, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, in connection with the delivery of or payment for healthcare benefits, items or services. Like the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, individuals or entities that perform services for them that involve individually identifiable health information as well as their covered subcontractors;

•state laws that prohibit other specified practices, such as billing physicians for tests that they order or providing tests at no or discounted cost to induce physician or patient adoption; insurance fraud laws; waiving coinsurance, copayments, deductibles, and other amounts owed by patients; billing a state Medicaid program at a price that is higher than what is charged to one or more other third-party payors employing, exercising control over or splitting professional fees with licensed professionals in violation of state laws prohibiting fee splitting or the corporate practice of medicine and other professions; and

•federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

•the prohibition on reassignment of Medicare claims, which, subject to certain exceptions, precludes the reassignment of Medicare claims to any other part;

•state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; and

•federal, state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

As a clinical laboratory, our business practices may face additional scrutiny from government regulatory agencies such as the Department of Justice, the U.S. Department of Health and Human Services Office of Inspector General, or OIG, and CMS. Certain arrangements between clinical laboratories and referring physicians have been identified in fraud alerts issued by the OIG as implicating the AKS. The OIG has stated that it is particularly concerned about these types of arrangements because the choice of laboratory, as well as the decision to order laboratory tests, typically are made or strongly influenced by the physician, with little or no input from patients. Moreover, the provision of payments or other items of value by a clinical laboratory to a referral source could be prohibited under the Stark Law unless the arrangement meets all criteria of an applicable exception. The government has been active in enforcement of these laws as they apply to clinical laboratories.

We have entered into consulting and scientific advisory board arrangements, speaking arrangements and clinical research agreements with physicians and other healthcare providers, including some who could influence the use of our products. Although we believe that these have been structured in compliance with applicable laws, because of the complex and far-reaching nature of these laws, regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant penalties. We could be adversely affected if regulatory agencies interpret our financial relationships with providers who may influence the ordering of and use of our products to be in violation of applicable laws.

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations is costly. If our operations are found to be in violation of any of these laws, we may be subject to significant penalties, including, without limitation, civil, criminal, and administrative penalties, damages, fines, disgorgement, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs, additional integrity oversight and reporting obligations, imprisonment, contractual damages, and reputational harm, any of which could adversely affect our ability to operate our business and our results of operations. If any of the physicians or other healthcare providers or entities with whom we do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Additionally, sales of our products outside of the U.S. will subject us to similar foreign regulatory requirements.

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

The trading price of our securities is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this Part I, Item 1A Risk Factors and elsewhere in this Annual Report, these factors include:

•our commercial progress in marketing and selling our systems, including sales and revenue trends;

•changes in laws or regulations applicable our systems;

•adverse developments related to our laboratory facilities;

•increased competition in the diagnostics services industry;

•the failure to obtain and/or maintain coverage and adequate reimbursement for our Lineagen products and diagnostic assays and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement;

•the failure of our customers to obtain and/or maintain coverage and adequate reimbursement for their services using our Saphyr systems;

•adverse developments concerning our manufacturers and suppliers;

•our inability to establish future collaborations;

•additions or departures of key scientific or management personnel;

•introduction of new testing services offered by us or our competitors;

•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•our ability to effectively manage our growth;

•the size and growth, if any, of our targeted markets;

•actual or anticipated variations in quarterly operating results;

•our cash position;

•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•changes in the market valuations of similar companies;

•overall performance of the equity markets;

•issuances of debt or equity securities;

•sales of our securities by us or our stockholders in the future;

•trading volume of our securities;

•changes in accounting practices;

•ineffectiveness of our internal controls;

•disputes or other developments relating to proprietary rights, including our ability to adequately protect our technologies;

•significant lawsuits, including patent or stockholder litigation;

•general political and economic conditions; and

•other events or factors, many of which are beyond our control.

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

General Risk Factors
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (1)	Amended and Restated Bylaws.
4.1 (2)	Form of Common Stock Certificate
4.2 (2)	Form of Warrant to Purchase Series B-1 Preferred Stock issued to Square 1 Bank.
4.3 (2)	Form of Warrant to Purchase Series D Preferred Stock issued to Western Alliance Bank.
4.4 (2)	Warrant to Purchase Series D-1 Preferred Stock issued to Western Alliance Bank.
4.5 (2)	Form of Warrant to Purchase Series D-1 Preferred Stock issued to Midcap Financial Trust.
4.6 (2)	Form of Warrant to Purchase Common Stock Issued to Underwriters.
4.7 (2)	Form of Warrant Certificate (included in Exhibit 4.8).
4.8 (2)	Form of Warrant Agent Agreement by and between the Registrant and American Stock Transfer & Trust Company LLC, as warrant agent.
4.9 (3)	Form of Warrant to Purchase Common Stock for Service Providers.
4.10 (4)	Form of Warrant to Purchase Common Stock for Innovatus.
4.11 (4)	Registration Rights Agreement, dated March 14, 2019, between the Company and Aspire Capital Fund, LLC.
4.12 (4)	Registration Rights Agreement, dated March 14, 2019, by and among the Company and the Innovatus Investors.
4.13 (5)	Form of Warrant to Purchase Common Stock issued to Investors in October 2019 Public Offering.
4.14 (5)	Form of Pre-Funded Warrant issued to Investors in October 2019 Public Offering.
4.15 (6)	Form of Warrants Amendment and Agreement.
4.16 (6)	Form of New Warrant issued in April 2020.
4.17 (7)	Form of Warrant to Purchase Common Stock issued to Investors in April 2020 Public Offering.
4.18 (7)	Form of Prefunded Warrant issued to Investors in April 2020 Public Offering.
10.1 (8)	At Market Issuance Sales Agreement, dated August 13, 2020, by and between the Company and Ladenburg Thalmann & Co. Inc.
10.2+ (9)	Bionano Genomics, Inc. 2020 Inducement Plan.
10.3+ (9)	Form of Stock Option Grant Notice and Stock Option Agreement under the Bionano Genomics, Inc. 2020 Inducement Plan.
10.4^	Consent and Third Amendment to Loan and Security Agreement, dated August 21, 2020, by and among the Company, Innovatus Life Sciences Lending Fund I, LP and East West Bank.
10.5^	Agreement and Plan of Merger, dated August 21, 2020, by and among the Company, Alta Merger Sub, Inc., Lineagen, Inc. and Michael S. Paul, Ph.D.
10.6+	Employment Agreement, effective as of September 1, 2020, by and between Christopher Stewart and the Company.
10.7+	Employment Agreement, effective as of August 31, 2020, by and between Alka Chaubey and the Company.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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
(4)    Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 14, 2019.
(5)    Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-233828), as amended.
(6)    Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 2, 2020.
(7)    Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-237074), as amended.
(8) Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-245762).
(9) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 24, 2020.

+ Indicates management contract or compensatory plan or arrangement.
^ Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
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

BIONANO GENOMICS, INC.

Dated: November 12, 2020	By: /s/ R. Erik Holmlin, Ph.D.
R. Erik Holmlin, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2020	By: /s/ Christopher Stewart
Christoper Stewart
Chief Financial Officer (Principal Financial and Accounting Officer)