Form 10-Q
period 2021-03-31
Bionano Genomics, Inc
filed 2021-05-13
CIK 1411690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

As of May 7, 2021, the registrant had 278,849,616 shares of Common Stock ($0.0001 par value) outstanding.

BIONANO GENOMICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIONANO GENOMICS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$362,057,000	$38,449,000
Accounts receivable, net of allowance for doubtful accounts of $2,091,000 and $2,119,000 as of March 31, 2021 and December 31, 2020, respectively	1,992,000	2,775,000
Inventory, net	3,036,000	3,316,000
Prepaid expenses and other current assets	3,166,000	2,250,000
Total current assets	370,251,000	46,790,000
Property and equipment, net	5,806,000	4,910,000
Intangible assets, net	1,396,000	1,475,000
Goodwill	7,173,000	7,173,000
Other long-term assets	235,000	103,000
Total assets	$384,861,000	$60,451,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,209,000	$2,930,000
Accrued expenses	4,659,000	5,599,000
Contract liabilities	301,000	416,000
Total current liabilities	7,169,000	8,945,000
Long-term debt, net of current portion	14,866,000	16,326,000
Long-term contract liabilities	108,000	98,000
Total liabilities	22,143,000	25,369,000
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized at March 31, 2021 and December 31, 2020; 278,794,000 and 189,953,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	28,000	19,000
Additional paid-in capital	516,321,000	178,747,000
Accumulated deficit	(153,631,000)	(143,684,000)
Total stockholders’ equity	362,718,000	35,082,000
Total liabilities and stockholders’ equity	$384,861,000	$60,451,000
See accompanying notes to the condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Product revenue	$2,049,000	$983,000
Service and other revenue	1,119,000	153,000
Total revenue	3,168,000	1,136,000
Cost of revenue:
Cost of product revenue	1,513,000	774,000
Cost of service and other revenue	612,000	82,000
Total cost of revenue	2,125,000	856,000
Operating expenses:
Research and development	2,678,000	2,674,000
Selling, general and administrative	9,528,000	7,368,000
Total operating expenses	12,206,000	10,042,000
Loss from operations	(11,163,000)	(9,762,000)
Other income (expense):
Interest expense, net	(538,000)	(761,000)
Gain on forgiveness of Paycheck Protection Program loan	1,775,000	—
Other income (expense)	(15,000)	18,000
Total other income (expense)	1,222,000	(743,000)
Loss before income taxes	(9,941,000)	(10,505,000)
Provision for income taxes	(6,000)	(5,000)
Net loss	$(9,947,000)	$(10,510,000)
Net loss per share, basic and diluted	$(0.04)	$(0.30)
Weighted-average common shares outstanding basic and diluted	263,939,000	35,569,000

See accompanying notes to the condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2020	34,274,000	$3,000	$106,188,000	$(102,577,000)	$3,614,000
Stock-based compensation expense	—	—	328,000	—	328,000
Issue stock for warrant exercises	3,478,000	—	2,355,000	—	2,355,000
Net loss	—	—	—	(10,510,000)	(10,510,000)
Balance at March 31, 2020	37,752,000	$3,000	$108,871,000	$(113,087,000)	$(4,213,000)

Balance at January 1, 2021	189,953,000	$19,000	$178,747,000	$(143,684,000)	$35,082,000
Stock option exercises	102,000	—	333,000	—	333,000
Stock-based compensation expense	—	—	371,000	—	371,000
Issue common stock, net of issuance costs	78,000,000	8,000	327,478,000	—	327,486,000
Issue stock for warrant exercises	10,739,000	1,000	9,392,000	—	9,393,000
Net loss	—	—	—	(9,947,000)	(9,947,000)
Balance at March 31, 2021	278,794,000	$28,000	516,321,000	(153,631,000)	362,718,000
See accompanying notes to the condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(9,947,000)	$(10,510,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	448,000	296,000
Non-cash interest	315,000	379,000
Stock-based compensation	371,000	328,000
Provision for bad debt expense	—	958,000
Gain on forgiveness of PPP Loan	(1,775,000)	—
Changes in operating assets and liabilities:
Accounts receivable	783,000	1,261,000
Inventory	(961,000)	(635,000)
Prepaid expenses and other current assets	(1,049,000)	53,000
Accounts payable	(1,045,000)	477,000
Accrued expenses and contract liabilities	(1,044,000)	(639,000)
Net cash used in operating activities	(13,904,000)	(8,032,000)
Investing Activities:
Purchases of property and equipment	(24,000)	—
Net cash used in investing activities	(24,000)	—
Financing activities:
Repayment of term-loan debt	—	(2,100,000)
Proceeds from borrowing from line of credit	—	761,000
Repayments of borrowing from line of credit	—	(2,156,000)
Proceeds from sale of common stock	328,635,000	—
Offering expenses on sale of common stock	(825,000)	—
Proceeds from warrant and option exercises	9,726,000	2,360,000
Net cash provided by (used in) financing activities	337,536,000	(1,135,000)
Net increase in cash and cash equivalents	323,608,000	(9,167,000)
Cash and cash equivalents at beginning of period	38,449,000	17,311,000
Cash and cash equivalents at end of period	$362,057,000	$8,144,000

Supplemental cash flow disclosures:
Cash paid for interest	$287,000	$382,000

Supplemental disclosure of non-cash investing and financing activities:
Transfer of instruments and servers from property and equipment into inventory	$126,000	$—
Transfer of instruments and servers from inventory to property and equipment	$1,366,000	$467,000
Forgiveness of PPP Loan	$1,775,000	$—
Offering costs in accounts payable	$324,000	$—
Warrant exercise pursuant to cashless exercise	$129,000	$—
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
Basis of Presentation
The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim reporting purposes. The condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, changes in equity, and comprehensive loss and cash flows for each period presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All intercompany transactions and balances have been eliminated. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Liquidity

As of March 31, 2021, the Company had approximately $362.1 million in cash and cash equivalents, and working capital of $363.1 million as a result of common stock offerings executed in the quarters ended December 31, 2020 and March 31, 2021. In February 2021, we applied for forgiveness of our Paycheck Protection Program (“the PPP”) Loan, and in March 2021, the PPP Loan, including all accrued interest, was forgiven in full for $1.8 million. In addition, the Company has a $5.0 million revolving line of credit with Innovatus Life Sciences Lending Fund I, LP (the “Innovatus LSA”), under which no borrowings were outstanding as of March 31, 2021. This facility is scheduled to expire in March 2024.

The Company believes its available cash balance will be sufficient to fund operations, obligations as they become due and capital investments for at least the next twelve months. However, the Company expects to continue to incur net losses for the foreseeable future. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of equity offerings, debt financings or other sources, including potential collaborations, licenses and other similar arrangements. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, potentially harming the Company’s business.

COVID-19

The Company is subject to additional risks and uncertainties as a result of the continued spread of COVID-19 and uncertain market conditions, which could continue to have a material impact on the Company’s business and financial results. The Company closely monitors and complies with various applicable guidelines and legal requirements in the jurisdictions in which it operates, which may continue to result in reduced business operations in response to new or existing stay-at-home orders, travel restrictions and other social distancing measures. The Company’s manufacturing partners, suppliers, and customers, have implemented similar operational restrictions. Despite reporting an increase in revenue for the three months ended March 31, 2021 when compared to the same period in 2020, the Company believes travel restrictions and overall reduced activity has negatively impacted the Company’s first quarter 2021 financial results. The future effects of COVID-19 are unknown and the Company’s financial results may continue to be negatively affected in the future.

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
Significant Accounting Policies
During the three months ended March 31, 2021, there were no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Recently Issued But Not Yet Adopted Accounting Pronouncements
In April 2012, the Jump-Start Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an emerging growth company. As an emerging growth company, the Company may elect to adopt new or revised accounting standards when they become effective for non-public companies, which typically is later than when public companies must adopt the standards. The Company has elected to take advantage of the extended transition period afforded by the JOBS Act and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for emerging growth companies, which are the dates included below. However, as of May 7, 2021, the market value of the Company’s common stock held by non-affiliates exceeded $700.0 million. If the market value of the Company’s common stock held by non-affiliates exceeds $700.0 million as of June 30, 2021, the Company will be a large accelerated filer and therefore will cease to be an emerging growth company effective December 31, 2021.
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
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exceptions and also simplifies the diluted earnings per share calculation in certain areas. The standard is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years and interim periods within those fiscal years beginning after December 15, 2021. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and adoption must be as of the beginning of the Company’s annual fiscal year. The Company’s early adoption of this accounting standard on January 1, 2021, did not have a material impact on the Company’s consolidated financial statements and related disclosures.
2. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities which include warrants and outstanding stock options under the

Company’s equity incentive plan have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	March 31, 2021	March 31, 2020
Stock options	5,126,000	2,760,000
Warrants	4,411,000	24,128,000
Total	9,537,000	26,888,000
3. Revenue Recognition
Revenue by Source

	Three Months Ended March 31,
	2021	2020
Instruments	$882,000	$534,000
Consumables	1,167,000	449,000
Total product revenue	2,049,000	983,000
Service and other	1,119,000	153,000
Total revenue	$3,168,000	$1,136,000

Revenue by Geographic Location

	Three Months Ended March 31,
	2021		2020
	$	%	$	%
North America	$1,498,000	47%	$726,000	64%
EMEIA	1,587,000	50%	390,000	34%
Asia Pacific	83,000	3%	20,000	2%
Total	$3,168,000	100%	$1,136,000	100%

The table above provides revenue from contracts with customers by source and geographic region (based on the customer’s billing address) on a disaggregated basis. North America consists of the United States and Canada. EMEIA consists of Europe, the Middle East, India and Africa. Asia Pacific includes China, Japan, South Korea, Singapore and Australia. For the three months ended March 31, 2021 and 2020, the United States represented 44.8% and 63.9% of total revenue.
Remaining Performance Obligations

As of March 31, 2021, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was $409,000. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations. The Company expects to recognize approximately 64.8% of this amount as revenue during the remainder of 2021, 31.1% in 2022, and 4.1% in 2023. Warranty revenue is included in Service and other revenue.
The Company recognized revenue of $156,885 and $127,000 during the three months ended March 31, 2021 and 2020, respectively, which was included in the contract liability balance at the end of the previous year.

4. Balance Sheet Account Details
Accounts Receivable

	March 31, 2021	December 31, 2020
Accounts receivable, net:
Accounts receivable, trade	$4,083,000	$4,894,000
Less allowance for doubtful accounts	(2,091,000)	(2,119,000)
	$1,992,000	$2,775,000

The Company extends credit to its customers in the normal course of business. For diagnostic testing services, receivables are based on either contractual rates with third-party payors, plus the amounts expected to be collected for any patient-responsibility portion, or for non-contracted arrangements, using the amounts expected to be collected from third-party payors and/or the patient-customer based on historical collection experience. The Company does not perform credit evaluations and therefore subsequent adjustments to the amount expected to be collected are recorded to revenue. The balance of our Lineagen accounts receivable balance as of March 31, 2021 was $284,000.

For optical genome mapping (“OGM”) products and services, credit is extended based upon an evaluation of each customer’s credit history, financial condition, and other factors. Estimates of allowances for doubtful accounts are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due, and economic and other factors. Bad debt expense is recorded as necessary to maintain an appropriate level of allowance for doubtful accounts in selling, general and administrative expense. During the three months ended March 31, 2021, the Company recorded a recovery of bad debt expense of $(28,000), which is included in selling, general and administrative expenses. Amounts are charged to the allowance for doubtful accounts when collection efforts have been exhausted and are deemed uncollectible.

Concentrations

Accounts receivable is subject to concentration risk whenever a customer has a balance that meets or exceeds 10.0% of the Company’s total accounts receivable balance. As of March 31, 2021, there were no customer balances that met or exceeded 10.0% of the Company’s total accounts receivable balance. As of December 31, 2020, Illumina, and Quest Diagnostics represented 17.3%, and 10.1%, respectively, of the Company’s total accounts receivable balance.

Inventory

Inventory is stated at the lower of cost or net realizable value, on a first-in, first-out basis. Inventory includes raw materials and finished goods that may be used in the research and development process and such items are expensed as consumed or expired.

Provisions for slow-moving, excess, and obsolete inventories are estimated based on product life cycles, historical experience, and usage forecasts.

The components of inventories are as follows:

	March 31, 2021	December 31, 2020
Inventory:
Raw materials	$2,736,000	$2,283,000
Finished goods	300,000	1,033,000
	$3,036,000	$3,316,000

5. Debt
Paycheck Protection Program

On April 17, 2020, the Company received loan proceeds of approximately $1.8 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“the PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”).

The PPP Loan accrued interest at a rate of 1.00% per annum, and is subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act. In February 2021, the Company applied for forgiveness of the PPP Loan, and in March 2021, the PPP Loan, including all accrued interest, was forgiven in full. A gain on forgiveness of Paycheck Protection Program loan of $1.8 million was recognized during the three months ended March 31, 2021.

Innovatus LSA

In March 2019, the Company entered into a Loan and Security Agreement (the “LSA”) by and among Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”), as collateral agent and the lenders listed on Schedule 1.1 thereto, including East West Bank. The LSA provided a first term loan of $17.5 million, a second term loan of $2.5 million and a third term loan of $5.0 million (collectively, the “Term Loans”) if the Company satisfied certain funding conditions. Interest on the Term Loans is due on the first of each month at a rate of 10.25% per annum in cash or a discounted rate of 7.25% in cash with 3.0% of the 10.25% per annum rate added to the principal of the loan and subject to accruing interest through the end of the interest only payment period, which ends March 1, 2022. At inception, the Company elected to pay interest in cash at a rate of 7.25% per annum and have 3.0% per annum of the interest added back to the outstanding principal. As of March 31, 2021, the effective interest rate, including debt issuance costs, for the Term Loans was 16.7%. Beginning in April 2022, the Company must make 24 equal monthly payments of principal and interest with a final maturity date in March 2024, which may be earlier due to an event of default if not cured within time specified.
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
The LSA also provides for a revolving line of credit in an amount not to exceed $5.0 million (the “Revolver”), under which no borrowings were outstanding as of March 31, 2021 and December 31, 2020. The Company may repay and re-borrow amounts under the Revolver at any time prior to the March 1, 2024 maturity date without penalty or premium. The outstanding balance of amounts borrowed under the Revolver bears interest at a rate equal to 2.0% above the prime rate, per annum, as specified in the terms of the Revolver. The LSA allows the Company to borrow and repay amounts at any time prior to the maturity date in 2024.
The LSA is collateralized by substantially all of the Company’s assets, including its intellectual property. The LSA requires the Company to comply with various affirmative and negative covenants, including: (1) a liquidity covenant requiring the Company to maintain a minimum cash balance at all times in a collateral account and (2) a revenue covenant requiring the Company to meet certain minimum revenue targets measured at the end of each calendar quarter. The LSA also includes certain standard events of default, and a provision that Innovatus could declare an event of default upon the occurrence of any event that it interprets as having a material adverse impact to the Company’s business, operations, or condition, a material impairment on the Company’s ability to pay the secured obligations under the LSA, or upon a material adverse effect on the collateral under the agreement, thereby requiring the Company to repay the loans immediately, together with a prepayment fee and other applicable fees. As of March 31, 2021, the Company believes there have been no events or changes in conditions that could require immediate repayment of amounts due to Innovatus. As of March 31, 2021, the Company was in compliance with the covenants under the Innovatus LSA and the Revolver.

Summary of Debt Obligations
The carrying value of the Company’s debt for the periods presented was as follows:

	March 31, 2021	December 31, 2020
Term Loans	$16,099,000	$15,981,000
PPP Loan	—	1,775,000
Total principal	16,099,000	17,756,000
Less unamortized debt issuance costs	(1,233,000)	(1,430,000)
Total carrying value of debt	$14,866,000	$16,326,000

6. Stockholders’ Equity and Stock-Based Compensation
Follow-on Public Offerings
On January 12, 2021, the Company completed an underwritten public offering of 33,368,851 shares of common stock, including 4,352,458 shares of common stock sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares. The price to the public in the offering was $3.05 per share and the underwriters purchased the shares from the Company pursuant to the underwriting agreement at a price of $2.867 per share. The gross proceeds were approximately $101.8 million before deducting underwriting discounts and commissions and other offering expenses of $293,000.

On January 25, 2021, the Company completed an underwritten public offering of 38,333,352 shares of common stock, including 5,000,002 shares of common stock sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares. The price to the public in the offering was $6.00 per share and the underwriters purchased the shares from the Company pursuant to the underwriting agreement at a price of $5.64 per share. The gross proceeds were approximately $230.0 million before deducting underwriting discounts and commissions and other offering expenses of $435,000.
Shelf Registration Statement and Ladenburg At-the-Market Facility

In August 2020, the Company filed a shelf registration statement on Form S-3 with the SEC covering the offering, issuance and sale of up to $125.0 million of the Company’s securities, including up to $40.0 million of common stock pursuant to the Ladenburg ATM, with Ladenburg Thalmann & Co. Inc. acting as sales agent. During October through December 2020, the Company sold 27,025,384 shares of common stock under the Ladenburg ATM at an average share price of $0.82, and received gross proceeds of approximately $22.1 million before deducting offering costs of $573,000. In January 2021, the Company sold an additional 6,298,152 shares of common stock under the ATM at an average share price of $2.68, and received gross proceeds of approximately $16.9 million before deducting offering costs of $422,000. The Company terminated the Ladenburg ATM in March 2021.

On March 23, 2021, the Company entered into the Cowen ATM which provides for the sale, in the Company’s sole discretion, of shares of common stock having an aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal. The Company will pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. As of the date of this filing, no shares have been issued pursuant to the Cowen ATM.

Stock Warrants
A summary of the Company’s warrant activity during the three months ended March 31, 2021 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	15,174,000	$2.34	3.76	$26,841,000
Granted	—
Exercised	(10,739,000)	0.89		57,912,000
Canceled	(24,000)
Outstanding at March 31, 2021	4,411,000	$5.89	2.50	$2,911,000

Stock Options
A summary of the Company’s stock option activity during the three months ended March 31, 2021 was as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	5,290,000	$1.91	8.7	$10,178,000
Granted	138,000	10.83
Exercised	(102,000)	3.28		$1,153,000
Canceled	(200,000)	0.97
Outstanding at March 31, 2021	5,126,000	$2.16	8.66	$31,554,000
Vested and exercisable at March 31, 2021	1,704,000	$3.62	8.02	$8,403,000

For the three months ended March 31, 2021 and 2020, the weighted-average grant date fair value of stock options granted was $10.83 and $1.04 per share, respectively.
Stock-Based Compensation
The Company recognized stock-based compensation expense for the periods presented as follows:

	Three Months Ended March 31,
	2021	2020
Research and development	$81,000	$67,000
General and administrative	290,000	261,000
Total stock-based compensation expense	$371,000	$328,000

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants during the periods presented were as follows:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.7%	1.4%
Expected volatility	79.3%	70.0%
Expected term (in years)	6.1	6.0
Expected dividend yield	0.0%	0.0%
Restricted Stock Units
On May 12, 2021, the compensation committee of the Company’s board of directors granted 580,000 restricted stock units (“RSUs”) to R. Erik Holmlin, Ph.D., the Company’s President and Chief Executive Officer (the “Holmlin Grant”), and 240,000 RSUs to Mark Oldakowski, the Company’s Chief Operating Officer (the “Oldakowski Grant”), in each case with an effective grant date and vesting commencement date of May 12, 2021.
290,000 RSUs under the Holmlin Grant are subject to time-based vesting, with 50% of the shares vesting on each of the first and second anniversaries of the vesting commencement date, subject to continued service through the vesting date, and 18 months vesting acceleration upon a termination without cause or resignation with good reason.
290,000 RSUs under the Holmlin Grant are subject to vesting upon the satisfaction of certain specified revenue targets within four years following the vesting commencement date. If Dr. Holmlin’s employment with the Company is terminated without cause or he resigns with good reason, then the shares will continue to be eligible for vesting upon satisfaction of the revenue targets within a period that is the shorter of 18 months following termination or four years following the vesting commencement date.

The RSUs comprising the Oldakowski Grant are subject to time-based vesting, with 50% of the shares vesting on each of the first and second anniversaries of the vesting commencement date, subject to continued service through the vesting date.

7. Litigation
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
8. Income Taxes
The Company is subject to taxation in the United States, United Kingdom and various state jurisdictions. The Company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. The primary difference between the effective tax rate and the federal statutory tax rate relates to the full valuation allowance on the Company’s U.S. net operating losses.
9. Acquisition of Lineagen

On August 21, 2020, the Company, Alta Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), Lineagen, a Delaware corporation, and Michael S. Paul, Ph.D., solely in his capacity as exclusive agent and attorney-in-fact of the security-holders of Lineagen, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the terms and conditions of the Merger Agreement, Merger Sub merged with and into Lineagen whereupon the separate corporate existence of Merger Sub ceased, with Lineagen continuing as the surviving corporation of the Merger as a wholly owned subsidiary of the Company. Lineagen’s expertise in development, commercialization and reimbursement of laboratory-developed tests provides a platform for accelerating sales growth for the Company’s Saphyr system.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), the shares of capital stock of Lineagen and all options of Lineagen that were issued and outstanding immediately prior to the Effective Time were automatically cancelled and extinguished without any payment with respect thereto. Certain holders of convertible notes and other indebtedness of Lineagen at the closing of the Merger (the “Closing”) received common stock of the Company. The total number of shares of the Company’s common stock issued or reserved for issuance as consideration for the Merger was 6,167,510 shares, subject to adjustment for cash, accounts receivable, unpaid indebtedness, unpaid transaction expenses and certain other liabilities of Lineagen (the “Merger Shares”). 925,126 of the Merger Shares (the “Escrowed Shares”) will be held in an escrow fund for purposes of satisfying any post-closing purchase price adjustments and indemnification claims under the Merger Agreement.

Also as consideration for the Merger, pursuant to the Merger Agreement, the Company paid approximately $1.9 million in cash to certain creditors and assumed certain liabilities of Lineagen totaling approximately $2.9 million, reflective of the Company’s preliminary estimate of the post-closing purchase price adjustment (which adjustment is subject to finalization pursuant to the terms of the Merger Agreement). In addition, on August 21, 2020, concurrent with the Closing, the Company paid approximately $1.1 million to satisfy all outstanding principal and accrued interest amounts due pursuant to that certain Promissory Note, dated April 22, 2020, by and between Lineagen and Silicon Valley Bank (the “Lineagen PPP Loan”), issued pursuant to the CARES Act administered by the SBA. The Lineagen PPP Loan was repaid by the Company prior to maturity without penalty.

The Company accounted for its acquisition of Lineagen using the acquisition method of accounting pursuant to ASC 805. The tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date, and the excess of the purchase price over the estimated fair value assigned to the tangible and identifiable intangible assets acquired and liabilities assumed was recorded to goodwill. Goodwill relates to the expected synergies from combining the operations of the companies. The acquisition was structured as a stock sale and therefore goodwill is non-tax deductible.

As permitted under ASC 805, the Company is allowed a measurement period, which may not exceed one year, in which to complete its accounting for the acquisition. The Company has recognized provisional amounts for tax assets and liabilities, and subsequent adjustments during the measurement period to any of these items may affect the amount of goodwill recognized. During the fourth quarter of 2020, the Company recorded a $232,000 adjustment to the original purchase price allocation to reduce the estimated fair value of accounts receivable, with the offsetting amount recorded to goodwill. There were no additional purchase price adjustments made during the first quarter of 2021. The Company is still finalizing working capital adjustments with the seller.
As discussed above, the purchase price for the acquisition of Lineagen is subject to adjustment for cash, accounts receivable, unpaid indebtedness, unpaid transaction expenses and certain other liabilities of Lineagen. The following is the estimated purchase price for the acquisition of Lineagen:

Cash (a)	$1,940,000
Cash transferred for repayment of Lineage PPP Loan (b)	$1,105,000
Shares common stock issued as consideration (c)	6,167,510
Estimated shares of common stock to be returned to the Company (c)	(138,247)
Stock price per share on closing date	$0.68
Value of estimated common stock consideration (c)	$4,100,000
Total estimated purchase price (c)	$7,144,000
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

The total estimated purchase price was allocated to Lineagen’s tangible and identifiable intangible assets acquired and liabilities assumed on based on their estimated fair values as of the acquisition date, with the excess recorded as goodwill, as follows:

Cash and cash equivalents	$596,000
Accounts receivable	337,000
Other assets	209,000
Property and equipment, net	111,000
Intangible assets	1,580,000
Goodwill	7,173,000
Accounts payable and other accrued liabilities	(2,862,000)
Net assets acquired	$7,144,000
The acquisition date fair values of identifiable intangible assets acquired are as following:

Customer relationships	$950,000
Trade name	630,000
Fair value of identifiable intangible assets	$1,580,000
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

Three Months Ended March 31, (Unaudited)
2020
Revenue	$2,676,000
Net loss	(11,637,000)
Basic and diluted net loss per share	$(0.28)
These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Lineagen to reflect (i) additional amortization that would have been charged based upon the fair value of the acquired intangible assets of $77,000 for the three months ended March 31, 2020; and (ii) the removal of interest expense related to the historical debt of Lineagen which was not acquired of $312,000 or the three months ended March 31, 2020.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, or our Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 23, 2021. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Bionano Genomics, Inc. and its subsidiaries or, as the context may require, Bionano Genomics, Inc. only.
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
Overview
We are a life sciences instrumentation company in the genome analysis space that provides tools and services based on our Saphyr system to scientists and clinicians conducting genetic research and patient testing, and provides diagnostic testing for those with autism spectrum disorder (“ASD”) and other neurodevelopmental disabilities through Lineagen, Inc., our wholly owned subsidiary (“Lineagen”). We develop and market the Saphyr system, a platform for ultra-sensitive and ultra-specific structural variation detection that enables researchers and clinicians to accelerate the search for new diagnostics and therapeutic targets and to streamline the study of changes in chromosomes, which is known as cytogenetics. Our Saphyr system comprises an instrument, chip consumables, reagents and a suite of data analysis tools, and genome analysis services to provide access to data generated by the Saphyr system for researchers who want to evaluate Saphyr data quickly and with a low up-front investment. Lineagen has been providing genetic testing services to families and their healthcare providers for over nine years and has performed over 65,000 tests for those with neurodevelopmental concerns.
We have incurred losses in each year since our inception. Our net loss was $9.9 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $153.6 million.
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

Recent Highlights
We shipped 11 Saphyr systems during the quarter ended March 31, 2021, compared to 5 systems shipped in the same quarter in 2020. The installed base of Saphyr systems was 107 at the end of the quarter.

We sold 2,603 nanochannel array flow cells during the quarter ended March 31, 2021, which represents an increase of 275% over the same period in 2020.

We analyzed 227 samples in our Saphyr service lab.

COVID-19 Overview

The COVID-19 pandemic, and the measures imposed to contain this pandemic in areas where we operate our business and elsewhere have disrupted and are expected to continue to impact our business. For example, to comply with applicable regulations and to safeguard the health and safety of our employees and customers, we temporarily reduced our on-site business operations, implemented work-from-home practices, and modified other business practices, including those related to employee travel and physical participation in meetings, events, and conferences. Limited access to our facilities or customer sites has adversely affected, and is expected to continue to adversely affect, our operations.

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
The following table presents our revenue for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Product revenue	$2,049,000	$983,000
Service and other revenue[1]	1,119,000	153,000
Total	$3,168,000	$1,136,000

1 Includes $851,000 of revenue generated from Lineagen during the three months ended March 31, 2021.
The following table reflects total revenue by geography and as a percentage of total revenue, based on the billing address of our customers. North America consists of the United States and Canada. EMEIA consists of Europe, Middle East, India and Africa. Asia Pacific includes China, Japan, South Korea, Singapore and Australia.

	Three Months Ended March 31,
	2021		2020
	$	%	$	%
North America[2]	$1,498,000	47%	$726,000	64%
EMEIA	1,587,000	50%	390,000	34%
Asia Pacific	83,000	3%	20,000	2%
Total	$3,168,000	100%	$1,136,000	100%
2 Includes $851,000 of revenue generated from Lineagen during the three months ended March 31, 2021.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table sets forth our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Period-to-Period Change
	2021	2020	$	%
Revenues:
Product revenue	$2,049,000	$983,000	$1,066,000	108.4%
Service and other revenue	1,119,000	153,000	966,000	631.4%
Total revenue	3,168,000	1,136,000	2,032,000	178.9%
Cost of revenue:
Cost of product revenue	1,513,000	774,000	739,000	95.5%
Cost of other revenue	612,000	82,000	530,000	646.3%
Total cost of revenue	2,125,000	856,000	1,269,000	148.2%
Operating expenses:
Research and development	2,678,000	2,674,000	4,000	0.1%
Selling, general and administrative	9,528,000	7,368,000	2,160,000	29.3%
Total operating expenses	12,206,000	10,042,000	2,164,000	21.5%
Loss from operations	(11,163,000)	(9,762,000)	(1,401,000)	14.4%
Other income (expenses):
Interest expense	(538,000)	(761,000)	223,000	(29.3)%
Gain on forgiveness of Paycheck Protection Program loan	1,775,000	—	1,775,000	—%
Other income (expenses)	(15,000)	18,000	(33,000)	(183.3)%
Total other income (expenses)	1,222,000	(743,000)	1,965,000	(264.5)%
Loss before income taxes	(9,941,000)	(10,505,000)	564,000	(5.4)%
Provision for income taxes	(6,000)	(5,000)	(1,000)	20.0%
Net loss	$(9,947,000)	$(10,510,000)	$563,000	(5.4)%
Revenue
Total revenue increased by $2.0 million, or 178.9%, to $3.2 million for the three months ended March 31, 2021 compared to $1.1 million for the same period in 2020. The increase impacted all regions. The increase in product sales was driven by increased demand of our reagent rental program and consumables, while the increase in service and other revenue was mostly driven by sales generated by our Lineagen subsidiary. Furthermore, below is a summary of changes for the three months ended March 31, 2021 as compared to the same period in 2020:
•North America revenue increased by $0.8 million, or 106%;
•EMEIA revenue increased by $1.2 million, or 307%; and

•Asia Pacific revenue increased by $0.1 million, or 315%.
Revenue for the three months ended March 31, 2021, includes service revenue of $0.9 million generated from our Lineagen subsidiary.
Cost of Revenue
Total cost of revenue increased by $1.3 million, or 148.2%, to $2.1 million for the three months ended March 31, 2021 compared to $0.9 million for the same period in 2020. The increase was primarily due to a shift in our product mix towards higher margin consumables and services.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $2.2 million, or 29.3%, to $9.5 million for the three months ended March 31, 2021 compared to $7.4 million for the same period in 2020. This is primarily due to additional headcount-related costs resulting from the acquisition of Lineagen, completed in August 2020. These were offset by a decrease in bad debt expense by $1.0M when compared to the same period last year.
Interest Expense

Interest expense decreased by $0.2 million, or 29.3%, to $0.5 million for the three months ended March 31, 2021 compared to $0.8 million for the same period in 2020, driven by changes in our term-loan debt. In April 2020, we paid down $5 million of the $20 million outstanding under the Innovatus LSA (as defined below), resulting in a decrease to our quarterly interest expense.
Gain on forgiveness of Paycheck Protection Program loan
A gain on forgiveness of Paycheck Protection Program loan of $1.8 million was recognized during the three months ended March 31, 2021 in connection with the forgiveness of our PPP Loan (as defined below), including all accrued interest in full.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred net losses and negative cash flows from operations. We have primarily generated cash flows from sales of equity securities and debt financing. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments, borrowings from credit facilities and revenue from our commercial operations. See Note 6 to our condensed consolidated financial statements for a discussion of our recent equity activity and Note 5 to our condensed consolidated financial statements for a discussion of terms and provisions of our debt included elsewhere in this Quarterly Report on Form 10-Q for more information. We incurred net losses of $9.9 million and $10.5 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $153.6 million and cash and cash equivalents of $362.1 million.
Cash Flows
The following table sets forth the cash flow from operating, investing and financing activities for the periods presented:

Net cash provided by (used in):	Three Months Ended March 31,
	2021	2020

Operating activities	$(13,904,000)	$(8,032,000)
Investing activities	(24,000)	—
Financing activities	337,536,000	(1,135,000)
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

Net cash used in operating activities was $13.9 million during the three months ended March 31, 2021 as compared to $8.0 million during the same period in 2020. The increase in cash used in operating activities of $5.9 million is primarily attributed to increased headcount-related costs resulting from the acquisition of Lineagen.
Investing Activities
Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. During the three months ended March 31, 2021, cash used in investing activities was negligible.
Financing Activities
Net cash provided by financing activities was $337.5 million during the three months ended March 31, 2021 as compared to the same period in 2020 where we had net cash used in financing activities of $1.1 million, an increase of $338.7 million. During the three months ended March 31, 2021, we raised approximately $328.6 million in net proceeds from executing two follow-on offerings and sales under our at-the-market facility with Ladenburg Thalmann. In addition, we raised approximately $9.7 million from warrant and option exercises.

Paycheck Protection Program

In April 2020, we received loan proceeds of approximately $1.8 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“the PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”).

The PPP Loan accrued interest at a rate of 1.00% per annum, and is subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act. In February 2021, we applied for forgiveness of the PPP Loan, and in March 2021, the PPP Loan, including all accrued interest, was forgiven in full.

Under the terms of the CARES Act, recipients of loans under the PPP can apply for and be granted forgiveness for all or a portion of such loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and certain other eligible costs (the “Eligible Costs”). Pursuant to the Paycheck Protection Program Flexibility Act (the “PPPFA”), enacted on June 5, 2020, we were permitted to use loan proceeds on Eligible Costs through October 2, 2020, or the date that was 24 weeks from the PPP Loan origination date (the “Covered Period”). In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. This certification further required us to take into account the maintenance of our workforce, our need for additional funding to continue operations, and our ability to access alternative forms of capital in the current market environment to offset the effects of the COVID-19 pandemic.

The PPP Loan is also described in Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Capital Resources

As of March 31, 2021, we had approximately $362.1 million in cash and cash equivalents, and working capital of $363.1 million. We have a $5.0 million revolving line of credit with Innovatus Life Sciences Lending Fund I, LP (the “Innovatus LSA”), under which no borrowings were outstanding as of March 31, 2021. This facility is scheduled to expire in March 2024. In addition, the carrying value of our outstanding debt as of March 31, 2021 was $14.9 million.

In August 2020, we filed a shelf registration statement on Form S-3 with the SEC covering the offering, issuance and sale of up to $125.0 million of our securities, including up to $40.0 million of common stock pursuant to an at-the-market facility (“ATM”) with Ladenburg Thalmann & Co. Inc. acting as sales agent. During October through December 2020, we sold 27,025,384 shares of common stock under the ATM at an average share price of $0.82, and received gross proceeds of approximately $22.1 million before deducting offering costs of $573,263. In January 2021, we sold an additional 6,298,152 shares of common stock under the ATM at an average share price of $2.68, and received gross proceeds of approximately $16.9 million before deducting offering costs of $422,034. The Ladenburg ATM was terminated effective March 22, 2021.

On January 12, 2021, we completed an underwritten public offering of 33,368,851 shares of common stock, including 4,352,458 shares of common stock sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares. The price to the public in the offering was $3.05 per share and the underwriters purchased the shares from us pursuant to the underwriting agreement at a price of $2.867 per share. The gross proceeds were approximately $101.8 million before deducting underwriting discounts and commissions and other offering expenses.

On January 19, 2021, we filed an automatically effective shelf registration statement on Form S-3 (File No. 333-252216) with the SEC as a “well-known seasoned issuer.” The registration statement allows us to issue an indeterminate number or amount of common stock, preferred stock, debt securities and warrants from time to time in one or more offerings. However, there can be no assurance that we will complete any such offerings of securities. Any future offerings under this registration statement will be dependent upon, among other factors, market conditions, available pricing, our financial condition, investor perception of our prospects, our capital needs and our ability to maintain status as a well-known seasoned issuer.

On January 25, 2021, we completed an underwritten public offering of 38,333,352 shares of common stock, including 5,000,002 shares of common stock sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares. The price to the public in the offering was $6.00 per share and the underwriters purchased the shares from us pursuant to the underwriting agreement at a price of $5.64 per share. The gross proceeds were approximately $230.0 million before deducting underwriting discounts and commissions and other offering expenses.

On March 23, 2021, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”), pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $350.0 million, through or to Cowen, acting as sales agent or principal. As of the date of this filing, no shares have been issued pursuant to this Sales Agreement.

Management believes the available cash balance will be sufficient to fund operations, obligations as they become due and capital investments for at least the next twelve months. See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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
There were no material changes in our critical accounting policies and estimates during the three months ended March 31, 2021. See Note 2 to the condensed consolidated financial statements in our Annual Report.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information concerning recent accounting pronouncements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide information typically disclosed under this Item.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
As of March 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described below and previously reported in our Annual Report.
Material Weaknesses in Internal Control over Financial Reporting
During the preparation of our consolidated financial statements for the year ended December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management determined that, as of December 31, 2020 and March 31, 2021, there was a material weakness in our internal control environment over financial reporting because we did not have a sufficient number of resources to support the growth and complexity of our financial reporting requirements.
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
The additional resources and procedures described above are designed to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures. While the implementation of improved controls and procedures is ongoing, we have determined that as of March 31, 2021 that the material weaknesses described above have not been fully remediated.
Changes in Internal Control over Financial Reporting
Other than the remediation efforts underway, as described above, there were no material changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•We have incurred recurring net losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability;
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
•In the near term, sales of our Saphyr system, consumables and genome analysis service will depend on levels of research and development spending by academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our products and adversely affect our business and operating results;
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
•The terms of our debt facility place restrictions on our operating and financial flexibility, and failure to comply with covenants or to satisfy certain conditions of the agreement governing the debt facility may result in acceleration of our repayment obligations and foreclosure on our pledged assets, which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our securities to decline; and
•    The price of our securities may be volatile, and you could lose all or part of your investment.

RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC, before making investment decisions regarding our securities. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. The risks described below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors previously disclosed in Item 1A of our Annual Report.

Risks related to our financial condition and need for additional capital
We have incurred recurring net losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.*
We incurred net losses of $9.9 million and $10.5 million, and used cash in operations of $13.9 million and $8.0 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $153.6 million. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect that our losses will continue for the foreseeable future as we plan to invest significant additional funds toward expansion of our commercial organization and the development of our technology. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Annual Report, the market acceptance of our products, future product development and our market penetration and margins.
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
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts in order to continue the commercialization of our products as well as our research and development programs. During October 2020 through January 2021, as described further under the heading Liquidity and Capital Resources included in Item 2 of this Quarterly Report, we raised an aggregate of $370.8 million in gross proceeds from an at-the-market facility and other public offerings, before deducting underwriting discounts and commissions and other offering costs and expenses. However, in the future, we may need to raise additional funding. For example, we may need to raise additional capital to:
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
•Our future funding requirements will be influenced by many factors, including:
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
The ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole, and such impacts may not be fully recoverable. In addition, the current and potential adverse impacts of the COVID-19 pandemic on our business, financial condition, results of operations and growth prospects, may also have the effect of heightening many of the other risks and uncertainties described in this Quarterly Report.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act, or the Tax Act, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
Our ability to use net operating losses and certain other tax attributes to offset future taxable income and taxes may be subject to limitations.
As of December 31, 2020, we have federal and state tax net operating loss carryforwards of $266.7 million and $114.0 million, respectively. The federal tax loss carryforwards include $102.5 million that do not expire, but utilization of such tax loss carryforwards in taxable years beginning after December 31, 2020 is limited to 80% of the Company's taxable income. The remaining federal tax loss carryforwards of $164.2 million and state tax loss carryforwards begin to expire in 2027 and 2023, respectively, unless previously utilized. As of December 31, 2020, we also have federal and California research credit carryforwards of $5.5 million and $5.0 million, respectively. The federal research credit carryforwards begin to expire in 2027 unless previously utilized. The California research credits carry forward indefinitely.
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
On March 14, 2019, we entered into a Loan and Security Agreement, or the Innovatus LSA, with Innovatus Life Sciences Lending Fund I, LP, or Innovatus, and certain lenders, which provides for borrowings up to $25.0 million pursuant to certain term loans and an additional $5.0 million under a revolving credit line. The Innovatus LSA is secured by a lien covering substantially all of our assets, including our intellectual property. As of March 31, 2021, we owed approximately $14.9 million in principal amounts of term loans under the Innovatus LSA.
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
Equity issuances in connection with strategic transactions or raising additional capital may cause dilution to our stockholders or restrict our operations.*
From time to time, we expect to finance our strategic transactions or cash needs through a combination of equity and debt financings. To the extent that we finance our strategic transactions or raise additional capital through the sale of equity or convertible debt securities, your ownership interest could be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.
For example, on August 13, 2020, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with Ladenburg Thalmann & Co. Inc., as sales agent, or Ladenburg, under which we were eligible to offer and sell up to $40.0 million of shares of our common stock from time to time through Ladenburg. During the fiscal year ended December 31, 2020, we sold 27,025,384 shares of common stock under the Sales Agreement for aggregate gross proceeds of approximately $22.1 million and from January 1, 2021 through January 11, 2021, we sold 6,298,152 shares of common stock under the Sales Agreement for aggregate gross proceeds of approximately $16.9 million. On January 12, 2021, we announced the completion of an underwritten public offering of 33,368,851 shares of our common stock for gross proceeds, before deducting underwriting discounts and commissions and offering expenses, of approximately $101.8 million. Moreover, on January 25, 2021, we announced the completion of an underwritten public offering of 38,333,352 shares of our common stock for gross proceeds, before deducting underwriting discounts and commissions and offering expenses, of approximately $230.0 million. In March 2021, we entered into a new at-the-market facility, or the Cowen ATM, with Cowen and Company, LLC, or Cowen, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal. To-date, no shares have been issued pursuant to the Cowen ATM. In addition, we issued shares of our common stock in connection with the Lineagen Acquisition and to Innovatus in lieu of waiver fees. Any future significant sales of our capital stock would result in dilution to our current stockholders. As a result of these issuances, our investors experienced dilution of their ownership interests.
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
•successfully commercialize new technologies in a timely manner, price them competitively and manufacture and deliver sufficient volumes of new products of appropriate quality on time; and
•customers’ willingness to adopt new technologies.
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
We currently perform all research and development activities and most of our OGM services at a single laboratory facility in San Diego, California with the remaining genome analysis services at a facility we occupy at a customer’s lab in Clermont-Ferrand, France. All of our molecular diagnostics services are processed at a single laboratory facility in Salt Lake City, Utah.
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
Our reliance on distributors for sales of our products outside of the United States could limit or prevent us from selling our products and could impact our revenue.*
We intend to continue to grow our business internationally, and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our products. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations or may choose to favor marketing the products of our competitors. If current or future distributors do not perform adequately, or we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize long-term international revenue growth. In addition, if our distributors fail to comply with applicable laws and ethical standards, including anti-bribery laws, this could damage our reputation and could have a significant adverse effect on our business and our revenues.
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
•required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act, data privacy and security requirements, labor laws and anti-competition regulations;
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

Security breaches or other types of security incidents of our or our third-party service providers’, consultants’, or contractors’ networks or systems could result in a material disruption of our services, compromise sensitive information related to our business or other personal information, may cause us to incur significant liabilities and adversely affect our business, results of operations, financial condition, and future prospects.*
We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of our business, we collect, store, use, transmit, and otherwise process sensitive data and confidential information, including but not limited to intellectual property, proprietary business information owned or controlled by ourselves or our customers, financial information and, where allowed, personal information (including protected health information). The secure collection, storage, use, transmission and processing of such sensitive data and confidential information is vital to our operations and business strategy. Any actual or perceived breach of our security measures or those of our third-party service providers, consultants, or contractors could adversely affect our business, operations, financial condition, and future prospects.
The procedures and controls we use to monitor cyber security threats and mitigate our exposure to such threats may not be sufficient to prevent cyber security incidents, and our internal information technology systems and those of our third-party service providers, consultants, and contractors are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war, public health crises (such as the COVID-19 global pandemic), telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, viruses, worms, denial-of-service attacks, supply chain attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our, or our third-party service providers’ consultants’, or contracts’ system infrastructure or lead to data leakage. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of sensitive data and confidential information, we could incur liability and reputational damage. In addition, these incidents could result in disrupted operations, lost opportunities, misstated financial data, increased costs arising from the implementation of additional security protective measures and litigation costs.
While we have security measures in place to protect sensitive data and confidential information and prevent data loss and other security breaches, we cannot guarantee that our, or our third-party service providers’, consultants’, or contractors’ security measures will be sufficient to protect against unauthorized access to, or other compromise of such sensitive data and confidential information. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks and/or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to anticipate such techniques or implement adequate preventative measures or stop security breaches that may arise from such techniques. As a result, our safeguards and preventive measures may not be adequate to prevent current or future cyberattacks and security incidents, including security breaches that may remain undetected for extended periods of time, which can substantially increase the potential for a material adverse impact resulting from the breach.

We are also required to comply with laws, rules, industry standards and regulations that require us to maintain the security of sensitive data and confidential information. We may also have contractual and other legal obligations to notify relevant stakeholders of security breaches. Failure to prevent or mitigate cyberattacks could result in unauthorized access to such sensitive data and confidential information, including personal information (and protected health information). Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach. Such disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and not use our services, and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. In addition, any costs or other liabilities related to responding to a cybersecurity event or to mitigate any identified security vulnerabilities could be significant, including costs for remediating the effects of such an event, paying a ransom, restoring data from backups, and conducting data analysis to determine what data may have been affected by the breach. In addition, our efforts to contain or remediate a security breach or any vulnerability exploited to cause a breach may be unsuccessful, and efforts and any related failures to contain or remediate them could result in interruptions, delays, loss in customer trust, harm to our reputation, and increases to our insurance coverage. For example, any such event that leads to unauthorized access, use, or disclosure of sensitive data and confidential information, including personal information related to our patient samples or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

We may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. We cannot assure you that any insurance coverage will adequately cover liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of confidential, proprietary and sensitive data.

We are subject to stringent and changing laws, regulations and standards, and contractual obligations related to privacy and data security. The actual or perceived failure to comply with applicable data protection, privacy, and security laws, regulations, standards, and other requirements could adversely affect our business, results of operations, and financial conditions.*

We are subject to numerous foreign and domestic laws, regulations and standards regarding privacy and data security that govern the personal information and other data we may collect, store, use, or process. The regulatory framework for privacy issues is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, storage, destruction, and disclosure of personal information and breach notification procedures. We are also required to comply with laws, rules and regulations relating to data security. Interpretation of these laws, rules and regulations in applicable jurisdictions is subject to change and cannot be fully determined at this time.

Privacy has become a significant issue in the United States. For example, on June 28, 2018, California adopted the California Consumer Privacy Act of 2018, or CCPA, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations and contains a private right of action for data breaches that is expected to increase litigation involving misuse of personal information of California residents. The CCPA may increase our compliance costs and potential liability. In addition, California voters recently approved the California Privacy Rights Act of 2020, or CPRA, which goes into effect on January 1, 2023. The CPRA is expected to, among other things, give California residents the ability to limit the use of their personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. Some observers have noted that the CCPA and CPRA could mark the beginning of a trend of states adopting more stringent privacy laws in the U.S., which could further increase our compliance costs, potential liability and adversely affect our business.

The global data protection landscape is also rapidly evolving, and we expect there will continue to be new and proposed laws, regulations, and industry standards concerning privacy, data protection, and information security. We cannot yet determine the impact that such future laws, regulations and standards may have on our business. For example, in May 2018, the General Data Protection Regulation, or the GDPR, went into effect in the European Union. The GDPR imposes stringent data protection requirements and to date, has increased compliance burdens on us, including by mandating burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process their personal data. The GDPR also provides for more robust regulatory enforcement and greater penalties for noncompliance than previous data protection laws, including fines of up to €20 million or 4% of global annual revenue of any noncompliant company for the preceding financial year, whichever is greater.

European data protection laws including the GDPR also generally prohibit the transfer of personal information from Europe to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. The Court of Justice of the European Union, or “CJEU,” recently raised questions about whether the European Commission’s Standard Contractual Clauses, one of the primary mechanisms used by U.S. companies to import personal information from Europe, complies with the GDPR. While the CJEU upheld the validity of Standard Contractual Clauses, the CJEU ruled that the underlying data transfers must be assessed on a case-by-case basis by the data controller to determine whether the personal information will be adequately protected. Further, the European Commission recently proposed updates to the Standard Contractual Clauses. At present, there are few if any viable alternatives to the Standard Contractual Clauses and, therefore, there is uncertainty regarding how to ensure that transfers of personal information from Europe to the United States comply with the GDPR. As such, any transfers by us, or our third party service providers, of personal information from Europe may not comply with European data protection laws; may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions; and may reduce demand for our services from companies subject to European data protection laws. Loss of our ability to transfer personal information from Europe may also require us to increase our data processing capabilities in those jurisdictions at significant expense.

Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty about the regulation of data protection in the U.K., including with respect to whether laws or regulations will apply to us consistent with the GDPR in the future and how data transfers to and from the U.K. will be regulated. Following December 31, 2020, and the expiry of transitional arrangements between the UK and EU, the data protection obligations of the GDPR continue to apply to UK-related processing of personal data in substantially unvaried form under the so-called ‘UK GDPR’ (i.e., the GDPR as it continues to form part of UK law by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended). However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and European Economic Area, or EEA. Furthermore, the relationship between the UK and the EEA in relation to certain aspects of data protection law remains uncertain. For example, it is unclear whether transfers of personal data from the EEA to the UK will be permitted to take place on the basis of a future adequacy decision of the European Commission, or whether a ‘transfer mechanism’ such as the SCCs will be required. Under the post-Brexit Trade and Cooperation Agreement between the EU and the UK, the UK and EU have agreed that transfers of personal data to the UK from EEA member states will not be treated as ‘restricted transfers’ to a non-EEA country for a period of up to four months from January 1, 2021, plus a potential further two months extension, or the “Extended Adequacy Assessment Period.” Although the current maximum duration of the Extended Adequacy Assessment Period is six months, it may end sooner, for example, in the event that the European Commission adopts an adequacy decision in respect of the UK, or the UK amends the UK GDPR and/or makes certain changes regarding data transfers under the UK GDPR/Data Protection Act 2018 without the consent of the EU (unless those amendments or decisions are made simply to keep relevant UK laws aligned with the EU’s data protection regime). If the European Commission does not adopt an ‘adequacy decision’ in respect of the UK prior to the expiry of the Extended Adequacy Assessment Period, from that point onwards the UK will be an ‘inadequate third country’ under the GDPR and transfers of personal data from the EEA to the UK will require a ‘transfer mechanism’ such as the Standard Contractual Clauses.

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. Any failure or perceived failure by us or third parties working on our behalf to comply with applicable laws and regulations, any privacy and data security obligations pursuant to contract, our stated privacy or security policies, or obligations to customers or other third parties may result in governmental enforcement actions (including fines, penalties, judgments, settlements, imprisonment of company officials and public censure), civil claims, litigation, damage to our brand and reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our business, operations and financial performance.

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
•We believe that the principal competitive factors in all of our target markets include:
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
On April 17, 2020, we received loan proceeds of approximately $1.8 million, or the PPP Loan, pursuant to the Paycheck Protection Program under the “CARES Act” administered by the U.S. Small Business Administration, or the SBA. In February 2021, we applied for forgiveness of the PPP Loan, and in March 2021, the PPP Loan, including all accrued interest, was forgiven in full.
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
Our Lineagen-related revenue depends on achieving and maintaining broad coverage and adequate reimbursement for our Lineagen products and diagnostic assays from third-party payors, including both government and commercial third-party payors. If third-party payors do not provide coverage of, or do not provide adequate reimbursement for, a substantial portion of the list price of our Lineagen products and diagnostic assays, we may need to seek additional payment from the patient beyond any co-payments and deductibles, which may adversely affect demand for our Lineagen products and diagnostic assays. Coverage determinations by a third-party payor may depend on a number of factors, including, but not limited to, a third-party payor’s determination of whether our products or services are appropriate, medically necessary or cost-effective. If we are unable to provide third-party payors with sufficient evidence of the clinical utility and validity of our Lineagen products and diagnostic assays, they may not provide coverage, or may provide limited coverage, which will adversely affect our revenues and our ability to succeed.
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

Healthcare legislative or regulatory reform measures may have a negative impact on our business and results of operations.*
In March 2010, the ACA became law. The ACA is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. For example, the ACA contained a 2.3% excise tax on certain entities that manufacture or import medical devices offered for sale in the U.S., with limited exceptions, which has been permanently eliminated as part of the 2020 spending package.
There have been executive, judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made. Additionally, on February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed into law, which, among other things, significantly altered the payment methodology under the Medicare Clinical Laboratory Fee Schedule, or CLFS. PAMA requires certain laboratories performing clinical diagnostic laboratory tests to report to CMS the amounts paid by private payors for laboratory tests. Such reporting has been subject to numerous delays. Beginning on January 1, 2018, CMS has begun using reported private payor pricing to periodically revise payment rates under the CLFS.
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
We hold laboratory licenses from the states of California, Pennsylvania, and Maryland, to test specimens from patients in those states or received from ordering physicians in those states. Other states may have similar requirements or may adopt similar requirements in the future. Finally, we may be subject to regulation in foreign jurisdictions if we seek to expand international distribution of our assays outside the United States.
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
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, among other things, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, in connection with the delivery of or payment for healthcare benefits, items or services. Like the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
•the prohibition on reassignment of Medicare claims, which, subject to certain exceptions, precludes the reassignment of Medicare claims to any other party;
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
•we or our licensors might not have been the first to file patent applications for these inventions. To determine the priority of these inventions, we may have to participate in interference proceedings or derivation proceedings declared by the U.S. Patent and Trademark Office, or the USPTO, which could result in substantial cost to us, and could possibly result in a loss or narrowing of patent rights. No assurance can be given that our or our licensors’ patent applications or granted patents will have priority over any other patent or patent application involved in such a proceeding, or will be held valid as an outcome of the proceeding;
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
The trading price of our securities is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this Part I, Item 1A Risk Factors and elsewhere in our Annual Report, these factors include:
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
Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Capital Market or if we are unable to transfer our listing to another stock market. In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a requirement to maintain a minimum bid price of our common stock of $1.00 per share.
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
We are an emerging growth company, and the reduced reporting requirements applicable to emerging growth companies could make our securities less attractive to investors.*
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-

Oxley Act, reduced disclosure obligations regarding executive compensation in our Annual Report and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We can remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) ending December 31, 2023, which is the end of the fiscal year following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our securities less attractive because we may rely on these exemptions, which could result in a less active trading market for our securities and increased volatility in the price of our securities.
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
As of May 7, 2021, the market value of our common stock held by non-affiliates exceeded $700.0 million. If the market value of our common stock held by non-affiliates exceeds $700.0 million as of June 30, 2021, we will be a large accelerated filer and thus will cease to be an emerging growth company effective December 31, 2021. Additionally, in such case, we expect to no longer qualify as a smaller reporting company beginning with our first Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2022.
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
We have begun to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.*
As a newly public company, we have begun to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which will require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive-compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of this new legislation, but cannot assure you that we will not be required to implement these requirements sooner than planned and thereby incur unexpected expenses. For example, as of May 7, 2021, the market value of our common stock held by non-affiliates exceeded $700.0 million. If the market value of our common stock held by non-affiliates exceeds $700.0 million as of June 30, 2021, we will be a large accelerated filer and will therefore cease to be an emerging growth company effective December 31, 2021. As a result of this transition, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company and expect to incur additional legal and financial compliance costs as a result. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.*
Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to the restrictions and limitations described below. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates.
In addition, as of March 31, 2021, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of an aggregate of 21,104,867 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
On May 12, 2021, the compensation committee of our board of directors granted 580,000 restricted stock units (“RSUs”) to R. Erik Holmlin, Ph.D., our President and Chief Executive Officer (the “Holmlin Grant”), and 240,000 RSUs to Mark Oldakowski, our Chief Operating Officer (the “Oldakowski Grant”), in each case with an effective grant date and vesting commencement date of May 12, 2021.
290,000 RSUs under the Holmlin Grant are subject to time-based vesting, with 50% of the shares vesting on each of the first and second anniversaries of the vesting commencement date, subject to continued service through the vesting date, and 18 months vesting acceleration upon a termination without cause or resignation with good reason.
290,000 RSUs under the Holmlin Grant are subject to vesting upon the satisfaction of certain specified revenue targets within four years following the vesting commencement date. If Dr. Holmlin’s employment with the Company is terminated without cause or he resigns with good reason, then the shares will continue to be eligible for vesting upon satisfaction of the revenue targets within a period that is the shorter of 18 months following termination or four years following the vesting commencement date.

The RSUs comprising the Oldakowski Grant are subject to time-based vesting, with 50% of the shares vesting on each of the first and second anniversaries of the vesting commencement date, subject to continued service through the vesting date.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (1)	Amended and Restated Bylaws.
4.1 (2)	Form of Common Stock Certificate
4.5 (2)	Form of Warrant to Purchase Series D-1 Preferred Stock issued to Midcap Financial Trust.
4.6 (2)	Form of Warrant to Purchase Common Stock Issued to Underwriters.
4.7 (2)	Form of Warrant Certificate (included in Exhibit 4.8).
4.8 (2)	Form of Warrant Agent Agreement by and between the Registrant and American Stock Transfer & Trust Company LLC, as warrant agent.
4.9 (3)	Form of Warrant to Purchase Common Stock for Service Providers.
4.11 (4)	Registration Rights Agreement, dated March 14, 2019, between the Company and Aspire Capital Fund, LLC.
4.12 (4)	Registration Rights Agreement, dated March 14, 2019, by and among the Company and the Innovatus Investors.
4.13 (5)	Form of Warrant to Purchase Common Stock issued to Investors in October 2019 Public Offering.
10.1 (6)	Fourth Amendment to the Lease by and between the Company and The Irvine Company LLC, dated February 15, 2021.
10.2 (7)	Sales Agreement, dated March 23, 2021, by and between the Company and Cowen and Company, LLC.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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
(2)    Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended.
(3)    Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 21, 2018.
(4)    Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 14, 2019.
(5)    Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-233828), as amended.
(6)    Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2021.
(7)    Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 24, 2021.

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

BIONANO GENOMICS, INC.

Dated: May 13, 2021	By: /s/ R. Erik Holmlin, Ph.D.
R. Erik Holmlin, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2021	By: /s/ Christopher Stewart
Christopher Stewart
Chief Financial Officer (Principal Financial and Accounting Officer)