Form 10-Q
period 2021-06-30
Bionano Genomics, Inc
filed 2021-08-04
CIK 1411690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

As of July 31, 2021, the registrant had 279,140,015 shares of Common Stock ($0.0001 par value) outstanding.

BIONANO GENOMICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIONANO GENOMICS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$332,554,000	$38,449,000
Accounts receivable, net of allowance for doubtful accounts of $2,068,000 and $2,119,000 as of June 30, 2021 and December 31, 2020, respectively	2,838,000	2,775,000
Inventory, net	4,890,000	3,316,000
Prepaid expenses and other current assets	1,683,000	2,250,000
Total current assets	341,965,000	46,790,000
Property and equipment, net	6,084,000	4,910,000
Intangible assets, net	1,317,000	1,475,000
Goodwill	7,173,000	7,173,000
Other long-term assets	270,000	103,000
Total assets	$356,809,000	$60,451,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,745,000	$2,930,000
Accrued expenses	6,540,000	5,599,000
Contract liabilities	445,000	416,000
Total current liabilities	10,730,000	8,945,000
Long-term debt	—	16,326,000
Long-term contract liabilities	213,000	98,000
Total liabilities	10,943,000	25,369,000
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized at June 30, 2021 and December 31, 2020; 279,054,000 and 189,953,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	28,000	19,000
Additional paid-in capital	518,255,000	178,747,000
Accumulated deficit	(172,417,000)	(143,684,000)
Total stockholders’ equity	345,866,000	35,082,000
Total liabilities and stockholders’ equity	$356,809,000	$60,451,000
See accompanying notes to the condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Product revenue	$2,496,000	$940,000	$4,545,000	$1,923,000
Service and other revenue	1,360,000	242,000	2,479,000	395,000
Total revenue	3,856,000	1,182,000	7,024,000	2,318,000
Cost of revenue:
Cost of product revenue	1,869,000	515,000	3,383,000	1,289,000
Cost of service and other revenue	548,000	88,000	1,159,000	170,000
Total cost of revenue	2,417,000	603,000	4,542,000	1,459,000
Operating expenses:
Research and development	4,086,000	2,401,000	6,765,000	5,075,000
Selling, general and administrative	13,829,000	5,613,000	23,357,000	12,981,000
Total operating expenses	17,915,000	8,014,000	30,122,000	18,056,000
Loss from operations	(16,476,000)	(7,435,000)	(27,640,000)	(17,197,000)
Other income (expense):
Interest expense, net	(210,000)	(561,000)	(748,000)	(1,322,000)
Gain on forgiveness of Paycheck Protection Program loan	—	—	1,775,000	—
Loss on debt extinguishment	(2,076,000)	—	(2,076,000)	—
Other income (expense)	(15,000)	(73,000)	(29,000)	(55,000)
Total other income (expense)	(2,301,000)	(634,000)	(1,078,000)	(1,377,000)
Loss before income taxes	(18,777,000)	(8,069,000)	(28,718,000)	(18,574,000)
Provision for income taxes	(9,000)	(5,000)	(15,000)	(10,000)
Net loss	$(18,786,000)	$(8,074,000)	$(28,733,000)	$(18,584,000)
Net loss per share, basic and diluted	$(0.07)	$(0.09)	$(0.11)	$(0.29)
Weighted-average common shares outstanding basic and diluted	278,898,000	90,907,000	271,460,000	63,238,000

See accompanying notes to the condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2020	34,274,000	$3,000	$106,188,000	$(102,577,000)	$3,614,000
Stock-based compensation expense	—	—	328,000	—	328,000
Issue stock for warrant exercises	3,478,000	—	2,355,000	—	2,355,000
Net loss	—	—	—	(10,510,000)	(10,510,000)
Balance at March 31, 2020	37,752,000	$3,000	$108,871,000	$(113,087,000)	$(4,213,000)
Stock-based compensation expense	—	—	328,000	—	328,000
Issue common stock, net of issuance costs	16,896,000	2,000	16,364,000	—	16,366,000
Issue stock for employee stock purchase plan	44,000	—	21,000	—	21,000
Issue stock for covenant waiver	873,000	—	300,000	—	300,000
Issue stock for warrant exercises	36,410,000	4,000	1,105,000	—	1,109,000
Net loss	—	—	—	(8,074,000)	(8,074,000)
Balance at June 30, 2020	91,975,000	$9,000	$126,989,000	$(121,161,000)	$5,837,000

Balance at January 1, 2021	189,953,000	$19,000	$178,747,000	$(143,684,000)	$35,082,000
Stock option exercises	102,000	—	333,000	—	333,000
Stock-based compensation expense	—	—	371,000	—	371,000
Issue common stock, net of issuance costs	78,000,000	8,000	327,478,000	—	327,486,000
Issue stock for warrant exercises	10,739,000	1,000	9,392,000	—	9,393,000
Net loss	—	—	—	(9,947,000)	(9,947,000)
Balance at March 31, 2021	278,794,000	$28,000	$516,321,000	$(153,631,000)	$362,718,000
Stock option exercises	60,000	—	89,000	—	89,000
Stock-based compensation expense	—	—	1,758,000	—	1,758,000
Issue stock for warrant exercises	50,000	—	22,000	—	22,000
Issue stock for employee stock purchase plan	150,000	—	65,000	—	65,000
Net loss	—	—	—	(18,786,000)	(18,786,000)
Balance at June 30, 2021	279,054,000	$28,000	$518,255,000	$(172,417,000)	$345,866,000

See accompanying notes to the condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(28,733,000)	$(18,584,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	964,000	591,000
Non-cash interest	383,000	651,000
Stock-based compensation	2,129,000	656,000
Provision for bad debt expense	—	1,290,000
Gain on forgiveness of PPP Loan	(1,775,000)	—
Loss on debt extinguishment	2,076,000	—
Changes in operating assets and liabilities:
Accounts receivable	(63,000)	1,795,000
Inventory	(3,605,000)	(1,037,000)
Prepaid expenses and other current assets	400,000	244,000
Accounts payable	816,000	150,000
Accrued expenses and contract liabilities	1,085,000	(1,006,000)
Net cash used in operating activities	(26,323,000)	(15,250,000)
Investing Activities:
Purchases of property and equipment	(76,000)	—
Sale of property and equipment	126,000	—
Net cash used in investing activities	50,000	—
Financing activities:
Repayment of term-loan debt	(17,010,000)	(5,000,000)
Proceeds from PPP Loan	—	1,775,000
Proceeds from borrowing from line of credit	—	760,000
Repayments of borrowing from line of credit	—	(2,258,000)
Proceeds from sale of common stock	328,635,000	17,963,000
Offering expenses on sale of common stock	(1,149,000)	(1,597,000)
Proceeds from sale of common stock under employee stock purchase plan	65,000	21,000
Proceeds from warrant and option exercises	9,837,000	3,469,000
Net cash provided by financing activities	320,378,000	15,133,000
Net increase in cash and cash equivalents	294,105,000	(117,000)
Cash and cash equivalents at beginning of period	38,449,000	17,311,000
Cash and cash equivalents at end of period	$332,554,000	$17,194,000

Supplemental cash flow disclosures:
Cash paid for interest	$487,000	$715,000

Supplemental disclosure of non-cash investing and financing activities:
Transfer of instruments and servers from inventory to property and equipment	$2,035,000	$1,191,000
Forgiveness of PPP Loan	$1,775,000	$—
Issue stock for covenant waiver	$—	$300,000
Warrant exercise pursuant to cashless exercise	$129,000	$—
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

Liquidity

As of June 30, 2021, the Company had approximately $332.6 million in cash and cash equivalents, and working capital of $331.2 million as a result of common stock offerings executed in the quarters ended December 31, 2020 and March 31, 2021. In February 2021, we applied for forgiveness of our Paycheck Protection Program (“the PPP”) Loan, and in March 2021, the PPP Loan, including all accrued interest, was forgiven in full for $1.8 million. As of June 30, 2021, the outstanding term loan with Innovatus was paid in full, including all accrued interest, an end of term fee, and a prepayment fee for a total of $17.0 million.

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

COVID-19

The Company is subject to additional risks and uncertainties as a result of the continued spread of COVID-19 and uncertain market conditions, which could continue to have a material impact on the Company’s business and financial results. The Company closely monitors and complies with various applicable guidelines and legal requirements in the jurisdictions in which it operates, which may continue to result in reduced business operations in response to new or existing stay-at-home orders, travel restrictions and other social distancing measures. The Company’s manufacturing partners, suppliers, and customers, have implemented similar operational restrictions. Despite reporting an increase in revenue for the three and six months ended June 30, 2021 when compared to the same period in 2020, the Company believes travel restrictions and overall reduced activity has negatively impacted the Company’s second quarter 2021 financial results. The future effects of COVID-19 are unknown and the Company’s financial results may continue to be negatively affected in the future.

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
Significant Accounting Policies
During the three and six months ended June 30, 2021, there were no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Recently Issued But Not Yet Adopted Accounting Pronouncements
As of June 30, 2021, the market value of the Company’s common stock held by non-affiliates exceeded $700.0 million. Accordingly, the Company will be a large accelerated filer and therefore will cease to be an emerging growth company effective December 31, 2021.
In February 2015, the FASB issued Accounting Standards Update ("ASU") 2016-2, Leases (Topic 842), which amends the accounting guidance for leases and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. ASU 2016-2 initially mandated a modified retrospective transition method, however, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASU 2016-2, permitting entities the option to adopt this standard prospectively with a cumulative-effect adjustment to opening equity in the year of adoption and include required disclosures for prior periods but will not restate prior periods. The Company anticipates implementing the accounting guidance for leases using the alternative method beginning with the annual reporting period ending December 31, 2021 and interim reporting periods in 2022. The Company is in the process of evaluating the impact of adoption of the lease accounting guidance on the consolidated financial statements.
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

In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges for Freestanding Equity-Classified Written Call Options to clarify the accounting for modifications or exchanges of equity-classified warrants. The standard is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is in the process of evaluating the expected impact of ASU 2021-04 on its financial statements.
Recently Adopted Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The revised guidance eliminates step two of the goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment loss will instead be measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. Public business entities that meet the definition of an U.S. SEC filer, excluding entities eligible to be smaller reporting companies, should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. All other entities should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company’s early adoption of this accounting standard on January 1, 2020, did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	June 30, 2021	June 30, 2020
Stock options	9,550,000	2,988,000
Warrants	4,361,000	79,914,000
RSUs	820,000	—
Total	14,731,000	82,902,000
3. Revenue Recognition
Revenue by Source

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Instruments	$1,158,000	$229,000	$2,040,000	$763,000
Consumables	1,338,000	711,000	2,505,000	1,160,000
Total product revenue	2,496,000	940,000	4,545,000	1,923,000
Service and other	1,360,000	242,000	2,479,000	395,000
Total revenue	$3,856,000	$1,182,000	$7,024,000	$2,318,000

Revenue by Geographic Location

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	$	%	$	%	$	%	$	%
North America	$2,365,000	61%	$788,000	67%	$3,872,000	55%	$1,514,000	65%
EMEIA	940,000	25%	315,000	26%	2,518,000	36%	705,000	31%
Asia Pacific	551,000	14%	79,000	7%	634,000	9%	99,000	4%
Total	$3,856,000	100%	$1,182,000	100%	$7,024,000	100%	$2,318,000	100%

The table above provides revenue from contracts with customers by source and geographic region (based on the customer’s billing address) on a disaggregated basis. North America consists of the United States and Canada. EMEIA consists of Europe, the Middle East, India and Africa. Asia Pacific includes China, Japan, South Korea, Singapore and Australia. For the three months ended June 30, 2021 and 2020, the United States represented 59.5% and 60.0% of total revenue, respectively. For the six months ended June 30, 2021 and 2020, the United States represented 53.1% and 63.0% of total revenue, respectively.
Remaining Performance Obligations

As of June 30, 2021, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was $658,000. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations. The Company expects to recognize approximately 45.3% of this amount as revenue during the remainder of 2021, 38.1% in 2022, and 16.6% in 2023 and thereafter. Warranty revenue is included in Service and other revenue.
The Company recognized revenue of $90,000 and $106,000 during the three months ended June 30, 2021 and 2020, respectively, and revenue of $247,000 and $232,000 during the six months ended June 30, 2021 and 2020, respectively, which was included in the contract liability balance at the end of the previous year.
4. Balance Sheet Account Details
Accounts Receivable

	June 30, 2021	December 31, 2020
Accounts receivable, net:
Accounts receivable, trade	$4,906,000	$4,894,000
Less allowance for doubtful accounts	(2,068,000)	(2,119,000)
	$2,838,000	$2,775,000

The Company extends credit to its customers in the normal course of business. For diagnostic testing services, receivables are based on either contractual rates with third-party payors, plus the amounts expected to be collected for any patient-responsibility portion, or for non-contracted arrangements, using the amounts expected to be collected from third-party payors and/or the patient-customer based on historical collection experience. The Company does not perform credit evaluations and therefore subsequent adjustments to the amount expected to be collected are recorded to revenue. The balance of our Lineagen accounts receivable balance as of June 30, 2021 was $606,000.

For optical genome mapping (“OGM”) products and services, credit is extended based upon an evaluation of each customer’s credit history, financial condition, and other factors. Estimates of allowances for doubtful accounts are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due, and economic and other factors. Bad debt expense is recorded as necessary to maintain an appropriate level of allowance for doubtful accounts in selling, general and administrative expense. During the three and six months ended June 30, 2021, the Company recorded a recovery of bad debt expense of $(15,000) and $(40,000), respectively, which is included in selling, general and administrative expenses. Amounts are charged to the allowance for doubtful accounts when collection efforts have been exhausted and are deemed uncollectible.

Concentrations

Accounts receivable is subject to concentration risk whenever a customer has a balance that meets or exceeds 10.0% of the Company’s total accounts receivable balance. As of June 30, 2021, one customer balance represented 10.1% of the Company’s total accounts receivable balance. As of December 31, 2020, two customer balances represented 27.4% of the Company’s total accounts receivable balance.

Inventory

Inventory is stated at the lower of cost or net realizable value, on a first-in, first-out basis. Inventory includes raw materials and finished goods that may be used in the research and development process and such items are expensed as consumed or expired.

Provisions for slow-moving, excess, and obsolete inventories are estimated based on product life cycles, historical experience, and usage forecasts.

The components of inventories are as follows:

	June 30, 2021	December 31, 2020
Inventory:
Raw materials	$954,000	$2,283,000
Finished goods	3,936,000	1,033,000
	$4,890,000	$3,316,000
5. Debt
Paycheck Protection Program

On April 17, 2020, the Company received loan proceeds of approximately $1.8 million (the “PPP Loan”) pursuant to the Paycheck Protection Program (“the PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”).

The PPP Loan accrued interest at a rate of 1.00% per annum, and is subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act. In February 2021, the Company applied for forgiveness of the PPP Loan, and in March 2021, the PPP Loan, including all accrued interest, was forgiven in full. A gain on forgiveness of Paycheck Protection Program loan of $1.8 million was recognized during the six months ended June 30, 2021. No gain on forgiveness of Paycheck Protection Program loan was recognized during the three months ended June 30, 2021.

Innovatus LSA

In March 2019, the Company entered into a Loan and Security Agreement (the “LSA”) by and among Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”), as collateral agent and the lenders listed on Schedule 1.1 thereto, including East West Bank. The LSA provided a first term loan of $17.5 million, a second term loan of $2.5 million and a third term loan of $5.0 million (collectively, the “Term Loans”) if the Company satisfied certain funding conditions. Interest on the Term Loans is due on the first of each month at a rate of 10.25% per annum in cash or a discounted rate of 7.25% in cash with 3.0% of the 10.25% per annum rate added to the principal of the loan and subject to accruing interest through the end of the interest only payment period, which ends March 1, 2022. At inception, the Company elected to pay interest in cash at a rate of 7.25% per annum and have 3.0% per annum of the interest added back to the outstanding principal. As of May 14, 2021 (the effective date of the loan payoff), the effective interest rate, including debt issuance costs, for the Term Loans was 16.7%.
The LSA provided for prepayment fees of 3.0% of the outstanding balance of the loan if the loan is repaid on or prior to March 14, 2020, 2.0% of the amount prepaid if the prepayment occurs after March 14, 2020 but prior to March 14, 2021, 1.0% of the amount prepaid after March 14, 2021 but prior to March 14, 2022 and 0% of the amount prepaid if the prepayment occurs thereafter. In addition, upon the final repayment of the total amounts borrowed, the Company is required to pay an end of term fee of $0.8 million. This end of term fee was being recognized as interest expense over the term of the LSA. As of June 30, 2021, the outstanding term loan with Innovatus was paid in full, including all accrued interest, the end of term fee, and a prepayment fee for a total of $17.0 million.
The LSA also provides for a revolving line of credit in an amount not to exceed $5.0 million (the “Revolver”), which was terminated effectively upon payment in full of the above term loan.

Summary of Debt Obligations
The carrying value of the Company’s debt for the periods presented was as follows:

December 31, 2020
Term Loans	$15,981,000
PPP Loan	1,775,000
Total principal	17,756,000
Less unamortized debt issuance costs	(1,430,000)
Total carrying value of debt	$16,326,000

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

Stock Warrants
A summary of the Company’s warrant activity during the six months ended June 30, 2021 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	15,174,000	$2.34	3.76	$26,841,000
Granted	—
Exercised	(10,789,000)	0.88		58,175,000
Canceled	(24,000)
Outstanding at June 30, 2021	4,361,000	$5.95	2.27	$6,904,000

Stock Options
A summary of the Company’s stock option activity during the six months ended June 30, 2021 was as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	5,290,000	$1.91	8.7	$10,178,000
Granted	5,067,000	7.48
Exercised	(162,000)	2.55		$1,102,000
Canceled	(645,000)	2.64
Outstanding at June 30, 2021	9,550,000	$4.81	9.16	$27,042,000
Vested and exercisable at June 30, 2021	1,896,000	$3.86	8.02	$7,555,000

For the three months ended June 30, 2021 and 2020, the weighted-average grant date fair value of stock options granted was $5.06 and $0.30 per share, respectively. For the six months ended June 30, 2021 and 2020, the weighted-average grant date fair value of stock options granted was $5.13 and $0.55 per share, respectively.
Stock-Based Compensation
The Company recognized stock-based compensation expense for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$384,000	$66,000	$465,000	$133,000
General and administrative	1,374,000	262,000	1,664,000	523,000
Total stock-based compensation expense	$1,758,000	$328,000	$2,129,000	$656,000

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants during the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Risk-free interest rate	1.1%	0.4%	1.1%	1.1%
Expected volatility	80.4%	77.9%	80.4%	72.2%
Expected term (in years)	6.0	5.5	6.0	5.9
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
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

As permitted under ASC 805, the Company is allowed a measurement period, which may not exceed one year, in which to complete its accounting for the acquisition. The Company has recognized provisional amounts for tax assets and liabilities, and subsequent adjustments during the measurement period to any of these items may affect the amount of goodwill recognized. During the fourth quarter of 2020, the Company recorded a $232,000 adjustment to the original purchase price allocation to reduce the estimated fair value of accounts receivable, with the offsetting amount recorded to goodwill. There were no additional purchase price adjustments made during the second quarter of 2021. The Company is still finalizing working capital adjustments with the seller.
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

Six Months Ended June 30, (Unaudited)
2020
Revenue	$4,931,000
Net loss	(20,468,000)
Basic and diluted net loss per share	$(0.30)

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
We have incurred losses in each year since our inception. Our net loss was $18.8 million and $28.7 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, we had an accumulated deficit of $172.4 million.
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

Recent Highlights
We shipped 13 Saphyr systems during the quarter ended June 30, 2021, compared to 6 systems shipped in the same quarter in 2020. The installed base of Saphyr systems was 121 as of June 30, 2021, compared to 87 as of June 30, 2020.

We sold 2,742 nanochannel array flow cells during the quarter ended June 30, 2021, which represents an increase of 118% over the same period in 2020.

We analyzed 190 samples in our Saphyr service lab during the quarter ended June 30, 2021, compared to 77 samples analyzed in the same quarter in 2020.

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
The following table presents our revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product revenue	$2,496,000	$940,000	$4,545,000	$1,923,000
Service and other revenue[1]	1,360,000	242,000	2,479,000	395,000
Total	$3,856,000	$1,182,000	$7,024,000	$2,318,000

1 Includes $1,115,000 and $1,966,000 of revenue generated from Lineagen during the three and six months ended June 30, 2021, respectively.
The following table reflects total revenue by geography and as a percentage of total revenue, based on the billing address of our customers. North America consists of the United States and Canada. EMEIA consists of Europe, Middle East, India and Africa. Asia Pacific includes China, Japan, South Korea, Singapore and Australia.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	$	%	$	%	$	%	$	%
North America[2]	$2,365,000	61%	$788,000	67%	$3,872,000	55%	$1,514,000	65%
EMEIA	940,000	25%	315,000	26%	2,518,000	36%	705,000	31%
Asia Pacific	551,000	14%	79,000	7%	634,000	9%	99,000	4%
Total	$3,856,000	100%	$1,182,000	100%	$7,024,000	100%	$2,318,000	100%
2 Includes $1,115,000 and $1,966,000 of revenue generated from Lineagen during the three and six months ended June 30, 2021, respectively.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table sets forth our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Period-to-Period Change
	2021	2020	$	%
Revenues:
Product revenue	$2,496,000	$940,000	$1,556,000	165.5%
Service and other revenue	$1,360,000	$242,000	1,118,000	462.0%
Total revenue	3,856,000	1,182,000	2,674,000	226.2%
Cost of revenue:
Cost of product revenue	$1,869,000	$515,000	1,354,000	262.9%
Cost of other revenue	$548,000	$88,000	460,000	522.7%
Total cost of revenue	2,417,000	603,000	1,814,000	300.8%
Operating expenses:
Research and development	$4,086,000	$2,401,000	1,685,000	70.2%
Selling, general and administrative	$13,829,000	$5,613,000	8,216,000	146.4%
Total operating expenses	17,915,000	8,014,000	9,901,000	123.5%
Loss from operations	(16,476,000)	(7,435,000)	(9,041,000)	121.6%
Other income (expenses):
Interest expense	$(210,000)	$(561,000)	351,000	(62.6)%
Loss on debt extinguishment	$(2,076,000)	$—	(2,076,000)	100.0%
Other income (expenses)	$(15,000)	$(73,000)	58,000	(79.5)%
Total other income (expenses)	(2,301,000)	(634,000)	(1,667,000)	262.9%
Loss before income taxes	(18,777,000)	(8,069,000)	(10,708,000)	132.7%
Provision for income taxes	$(9,000)	$(5,000)	(4,000)	80.0%
Net loss	$(18,786,000)	$(8,074,000)	$(10,712,000)	132.7%
Revenue
Total revenue increased by $2.7 million, or 226.2%, to $3.9 million for the three months ended June 30, 2021 compared to $1.2 million for the same period in 2020. The increase impacted all regions. The increase in product sales was driven by increased demand of our reagent rental program and consumables, while the increase in service and other revenue was mostly driven by sales generated by our Lineagen subsidiary. Furthermore, below is a summary of changes for the three months ended June 30, 2021 as compared to the same period in 2020:
•North America revenue increased by $1.6 million, or 200%;
•EMEIA revenue increased by $0.6 million, or 198%; and
•Asia Pacific revenue increased by $0.5 million, or 597%.
Revenue for the three months ended June 30, 2021, includes service revenue of $1.1 million generated from our Lineagen subsidiary.

Cost of Revenue

Total cost of revenue increased by $1.8 million, or 300.8%, to $2.4 million for the three months ended June 30, 2021 compared to $0.6 million for the same period in 2020. The increase was due to an increase in sales volume. Gross margins were affected by a shift in our product mix towards lower margin instrument sales.
Research and Development Expenses

Research and development expenses increased by $1.7 million, or 70.2%, to $4.1 million for the three months ended June 30, 2021 compared to $2.4 million for the same period in 2020. The increase is primarily due to a $1.0 million increase in compensation expenses and an increase of $0.5 million in product development costs. The increase in compensation expense is driven by a 22% increase in headcount as well as wages returning against a lower comparable last year where wages were reduced 25% as part of a COVID-related savings measure. In addition, compensation expense included a $0.3 million increase in stock-based compensation expense as a result of increased grant date fair values of options issued this year.
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $8.2 million, or 146.4%, to $13.8 million for the three months ended June 30, 2021 compared to $5.6 million for the same period in 2020. The increase is primarily due to a $4.6 million increase in compensation expenses, $1.0 million in other headcount-related expenses, and $1.9 million in professional services. The increase in compensation expense is driven mainly by a 133% increase in headcount, over half of which are employees of Lineagen, as well as wages returning against a lower comparable last year where wages were reduced 25% as part of a COVID-related savings measure. In addition, compensation expense included a $1.4 million increase in stock-based compensation expense as a result of increased grant date fair values of options issued. Other headcount-related expenses include the cost of recruiting, temporary employment, and facilities expenses incurred in order to support increased product demand. Professional services include expenses incurred to expand our global marketing outreach as well consulting, audit, legal, and other fees necessary to satisfy our obligations as a public company.
Interest Expense

Interest expense decreased by $0.4 million, or 62.6%, to $0.2 million for the three months ended June 30, 2021 compared to $0.6 million for the same period in 2020, driven by payment in full of the LSA Innovatus Term Loan during the three months ended June 30, 2021.
Loss on debt extinguishment
A loss on debt extinguishment of $2.1 million was recognized during the three months ended June 30, 2021 in connection with our payment in full of the LSA Innovatus Term Loan, including all accrued interest, an end of term fee, a prepayment fee, and write-off of unamortized debt issuance costs.

Comparison of the Six Months Ended June 30, 2021 and 2020
The following table sets forth our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Period-to-Period Change
	2021	2020	$	%
Revenues:
Product revenue	$4,545,000	$1,923,000	$2,622,000	136.3%
Service and other revenue	2,479,000	395,000	2,084,000	527.6%
Total revenue	7,024,000	2,318,000	4,706,000	203.0%
Cost of revenue:
Cost of product revenue	3,383,000	1,289,000	2,094,000	162.5%
Cost of other revenue	1,159,000	170,000	989,000	581.8%
Total cost of revenue	4,542,000	1,459,000	3,083,000	211.3%
Operating expenses:
Research and development	6,765,000	5,075,000	1,690,000	33.3%
Selling, general and administrative	23,357,000	12,981,000	10,376,000	79.9%
Total operating expenses	30,122,000	18,056,000	12,066,000	66.8%
Loss from operations	(27,640,000)	(17,197,000)	(10,443,000)	60.7%
Other income (expenses):
Interest expense	(748,000)	(1,322,000)	574,000	(43.4)%
Gain on forgiveness of Paycheck Protection Program loan	1,775,000	—	1,775,000	100.0%
Loss on debt extinguishment	(2,076,000)	—	(2,076,000)	100.0%
Other income (expenses)	(29,000)	(55,000)	26,000	(47.3)%
Total other income (expenses)	(1,078,000)	(1,377,000)	299,000	(21.7)%
Loss before income taxes	(28,718,000)	(18,574,000)	(10,144,000)	54.6%
Provision for income taxes	(15,000)	(10,000)	(5,000)	50.0%
Net loss	$(28,733,000)	$(18,584,000)	$(10,149,000)	54.6%
Revenue
Total revenue increased by $4.7 million, or 203.0%, to $7.0 million for the six months ended June 30, 2021 compared to $2.3 million for the same period in 2020. The increase impacted all regions. The increase in product sales was driven by increased demand of our reagent rental program and consumables, while the increase in service and other revenue was mostly driven by sales generated by our Lineagen subsidiary. Furthermore, below is a summary of changes for the six months ended June 30, 2021 as compared to the same period in 2020:
•North America revenue increased by $2.4 million, or 156%;
•EMEIA revenue increased by $1.8 million, or 257%; and
•Asia Pacific revenue increased by $0.5 million, or 540%.
Revenue for the six months ended June 30, 2021, includes service revenue of $2.0 million generated from our Lineagen subsidiary.
Cost of Revenue
Total cost of revenue increased by $3.1 million, or 211.3%, to $4.5 million for the six months ended June 30, 2021 compared to $1.5 million for the same period in 2020. The increase was primarily due to an increase in sales volume. Gross margins reduced due to a shift in our product mix towards lower margin instrument sales.
Research and Development Expenses

Research and development expenses increased by $1.7 million, or 33.3%, to $6.8 million for the six months ended June 30, 2021 compared to $5.1 million for the same period in 2020. The increase is primarily due to a $1.1 million increase in compensation expenses and an increase of $0.3 million in product development costs. The increase in compensation expense is driven by a 22% increase in headcount as well as wages returning against a lower comparable last year where wages were reduced 25% as part of a COVID-related savings measure. In addition, compensation expense included a $0.3 million increase in stock-based compensation expense as a result of increased grant date fair values of options issued this year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $10.4 million, or 79.9%, to $23.4 million for the six months ended June 30, 2021 compared to $13.0 million for the same period in 2020. The increase is primarily due to a $5.9 million increase in compensation expenses, $1.1 million in other headcount-related expenses, and $2.6 million in professional services. The increase in compensation expense is driven mainly by a 133% increase in headcount, over half of which are employees of Lineagen, as well as wages returning against a lower comparable last year where wages were reduced 25% as part of a COVID-related savings measure. In addition, compensation expense included a $1.5 million increase in stock-based compensation expense as a result of increased grant date fair values of options issued. Other headcount-related expenses include the cost of recruiting, temporary employment, and facilities expenses incurred in order to support increased product demand. Professional services include expenses incurred to expand our global marketing outreach as well consulting, audit, legal, and other fees necessary to satisfy our obligations as a public company.
Interest Expense

Interest expense decreased by $0.6 million, or 43.4%, to $0.7 million for the six months ended June 30, 2021 compared to $1.3 million for the same period in 2020, driven by payment in full of the LSA Innovatus Term Loan during the three months ended June 30, 2021.
Gain on forgiveness of Paycheck Protection Program loan
A gain on forgiveness of Paycheck Protection Program loan of $1.8 million was recognized during the six months ended June 30, 2021 in connection with the forgiveness of our PPP Loan, including all accrued interest in full.
Loss on debt extinguishment
A loss on debt extinguishment of $2.1 million was recognized during the six months ended June 30, 2021 in connection with our payment in full of the LSA Innovatus Term Loan, including all accrued interest, an end of term fee, a prepayment fee, and write-off of unamortized debt issuance costs.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred net losses and negative cash flows from operations. We have primarily generated cash flows from sales of equity securities and debt financing. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments, borrowings from credit facilities and revenue from our commercial operations. See Note 6 to our condensed consolidated financial statements for a discussion of our recent equity activity and Note 5 to our condensed consolidated financial statements for a discussion of terms and provisions of our debt included elsewhere in this Quarterly Report on Form 10-Q for more information. We incurred net losses of $28.7 million and $18.6 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $172.4 million and cash and cash equivalents of $332.6 million.
Cash Flows
The following table sets forth the cash flow from operating, investing and financing activities for the periods presented:

Net cash provided by (used in):	Six Months Ended June 30,
	2021	2020

Operating activities	$(26,323,000)	$(15,250,000)
Investing activities	50,000	—
Financing activities	320,378,000	15,133,000

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
Net cash used in operating activities was $26.3 million during the six months ended June 30, 2021 as compared to $15.3 million during the same period in 2020. The increase in cash used in operating activities of $11.0 million is primarily attributed to increased headcount-related costs resulting from the acquisition of Lineagen plus incremental headcount growth exceeding 40%.
Investing Activities
Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. During the six months ended June 30, 2021, cash provided by investing activities was negligible.
Financing Activities
Net cash provided by financing activities was $320.4 million during the six months ended June 30, 2021 as compared to the same period in 2020 where we had net cash provided by financing activities of $15.1 million, an increase of $305.2 million. During the six months ended June 30, 2021, we raised approximately $328.6 million in gross proceeds from executing two follow-on offerings and sales under our at-the-market facility with Ladenburg Thalmann. In addition, we raised approximately $9.8 million from warrant and option exercises.

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
Capital Resources

As of June 30, 2021, we had approximately $332.6 million in cash and cash equivalents, and working capital of $331.2 million.

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
There were no material changes in our critical accounting policies and estimates during the six months ended June 30, 2021. See Note 2 to the condensed consolidated financial statements in our Annual Report.
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
As of June 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described below and previously reported in our Annual Report.
Material Weaknesses in Internal Control over Financial Reporting
During the preparation of our consolidated financial statements for the year ended December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management determined that, as of December 31, 2020 and June 30, 2021, there was a material weakness in our internal control environment over financial reporting because we did not have a sufficient number of resources to support the growth and complexity of our financial reporting requirements.
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
•We recently hired a new Chief Financial Officer, Senior Manager SEC Reporting & Technical Accounting, and Senior Manager Accounting which has increased the number of qualified individuals involved in financial reporting and the control environment.
The additional resources and procedures described above are designed to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures. While the implementation of improved controls and procedures is ongoing, we have determined that as of June 30, 2021 that the material weaknesses described above have not been fully remediated.

Changes in Internal Control over Financial Reporting
Other than the remediation efforts underway, as described above, there were no material changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Risks related to our financial condition and need for additional capital
We have incurred recurring net losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.*
We incurred net losses of $28.7 million and $18.6 million, and used cash in operations of $26.3 million and $15.3 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $172.4 million. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect that our losses will continue for the foreseeable future as we plan to invest significant additional funds toward expansion of our commercial organization and the development of our technology. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report, the market acceptance of our products, future product development and our market penetration and margins.
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
As of December 31, 2020, we have federal and state tax net operating loss carryforwards of $266.7 million and $114.0 million, respectively. The federal tax loss carryforwards include $102.5 million that do not expire, but utilization of such tax loss carryforwards in taxable years beginning after December 31, 2020 is limited to 80% of our taxable income. The remaining federal tax loss carryforwards of $164.2 million and state tax loss carryforwards begin to expire in 2027 and 2023, respectively, unless previously utilized. As of December 31, 2020, we also have federal and California research credit carryforwards of $5.5 million and $5.0 million, respectively. The federal research credit carryforwards begin to expire in 2027 unless previously utilized. The California research credits carry forward indefinitely.
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

Security breaches or other types of security incidents affecting our or our third-party service providers’, consultants’, or contractors’ networks or systems could result in a material disruption to our services, compromise personal or sensitive information related to our business, may cause us to incur significant liabilities and adversely affect our business, results of operations, financial condition, and future prospects.*
We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of our business, we collect, store, use, transmit, and otherwise process sensitive, proprietary and confidential information, including but not limited to intellectual property, proprietary business information owned or controlled by ourselves or our customers, financial information and, where allowed, personal information (including protected health information). The secure collection, storage, use, transmission and processing of such information is vital to our operations and business strategy. Any actual or perceived breach of our security measures or those of our third-party service providers, consultants, or contractors could adversely affect our business, operations, financial condition, and future prospects.

The procedures and controls we use to monitor cyber security threats and mitigate our exposure to such threats may not be sufficient to prevent cyber security incidents, and our internal information technology systems and those of our third-party service providers, consultants, and contractors are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war, public health crises (such as the COVID-19 global pandemic), telecommunication and electrical failures, theft as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, viruses, worms, denial-of-service attacks, supply chain attacks, social engineering schemes and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our, or our third-party service providers’ consultants’, or contracts’ system infrastructure or lead to data leakage or misdirected payments to and from us. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. Despite the security controls we have in place, such attacks are very difficult to avoid. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of information, we could incur liability and reputational damage. In addition, these incidents could result in disrupted operations, lost opportunities, misstated financial data, increased costs arising from the implementation of additional security protective measures and litigation costs.

While we have security measures in place designed to protect information and prevent data loss and other security breaches, we cannot guarantee that our, or our third-party service providers’, consultants’, or contractors’ security measures will be sufficient to protect against unauthorized access to, or other compromise of such information. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks and/or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to anticipate such techniques or implement adequate preventative measures or stop security breaches that may arise from such techniques. As a result, our safeguards and preventive measures may not be adequate to prevent current or future cyberattacks and security incidents, including security breaches that may remain undetected for extended periods of time, which can substantially increase the potential for a material adverse impact resulting from the breach.

We are also required to comply with laws, rules, industry standards, regulations, policies and contracts that may require us to maintain the security of information. In addition, we may have contractual and other legal obligations to notify relevant stakeholders of security breaches. Failure to prevent or mitigate cyberattacks could result in unauthorized access to such information, including personal information (and protected health information). Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach. Such disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and not use our services, and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. In addition, any costs or other liabilities related to responding to a cybersecurity event or to mitigate any identified security vulnerabilities could be significant, including costs for remediating the effects of such an event, paying a ransom, restoring data from backups, and conducting data analysis to determine what data may have been affected by the breach. In addition, our efforts to contain or remediate a security breach or any vulnerability exploited to cause a breach may be unsuccessful, and efforts and any related failures to contain or remediate them could result in interruptions, delays, loss in customer trust, harm to our reputation, and increases to our insurance coverage. For example, any such event that leads to unauthorized access, use, or disclosure of information, including personal information related to our patient samples or personnel, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

We are subject to stringent and changing privacy laws, regulations and standards, as well as policies, contracts and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to enforcement or litigation (that could result in fines or penalties), reputational harm, or other adverse business effects. *

We are or may become subject to numerous foreign and domestic laws, regulations and standards regarding privacy and data security that govern the personal information and other data we may collect, store, use, or process. The regulatory framework for privacy and data protection issues is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, storage, destruction, and disclosure of personal information and breach notification procedures. We are also or may become required to comply with laws, rules and regulations relating to data security. Interpretation of these laws, rules and regulations in applicable jurisdictions is subject to change and may result in potentially conflicting obligations.

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their respective implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information. Such laws may apply to us, our customers or our service providers. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA as well as their covered subcontractors. Most healthcare providers in the United States, including institutions from which we may obtain customer data, are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH. A person may be prosecuted for alleged HIPAA violations either directly or indirectly such as under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial civil and criminal penalties and liabilities if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

In the United States, at the state level, the California Consumer Privacy Act of 2018 (“CCPA”), which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations and contains a private right of action for data breaches that is expected to increase litigation involving misuse of personal information of California residents. The CCPA may increase our compliance costs and potential liability. In addition, California voters recently approved the California Privacy Rights Act of 2020, or CPRA, which goes into effect on January 1, 2023. The CPRA is expected to, among other things, give California residents the ability to limit the use of their personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. Some observers have noted that the CCPA and CPRA could mark the beginning of a trend of states adopting more stringent privacy laws in the U.S., which could further increase our compliance costs, potential liability and adversely affect our business. For example, Virginia recently passed its Consumer Data Protection Act, and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023.

The global data protection landscape is also rapidly evolving, and we expect there will continue to be new and proposed laws, regulations, and industry standards concerning privacy, data protection, and information security. We cannot yet determine the impact that such future laws, regulations and standards may have on our business. For example, in May 2018, the European Union’s General Data Protection Regulation, or the GDPR, took effect across the European Economic Area (“EEA”).. Also, notwithstanding the United Kingdom’s (“UK”) withdrawal from the EU, the GDPR continues to apply in substantially equivalent form in the context of the UK, UK establishments and UK-focused processing operations by operation of the so-called “UK GDPR.” European data protection laws imposes stringent data protection requirements and to date, has increased compliance burdens on us, including by mandating burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process their personal data. The GDPR also provides for more robust regulatory enforcement and greater fines for noncompliance than previous data protection laws, including fines of up to €20 million or 4% of global annual revenue of any noncompliant company for the preceding financial year, whichever is greater as well as the potential for processing penalties that include the inability to process European personal data.

European data protection laws including the GDPR also generally prohibit the transfer of personal information from Europe to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. The Court of Justice of the European Union, or “CJEU,” recently raised questions about whether the European Commission’s Standard Contractual Clauses, one of the primary mechanisms used by U.S. companies to import personal information from Europe, complies with the GDPR. While the CJEU upheld the validity of Standard Contractual Clauses, the CJEU ruled that the underlying data transfers must be assessed on a case-by-case basis by the data controller to determine whether the personal information will be adequately protected. Further, the European Commission recently adopted new SCCs under the GDPR for personal data transfers outside the EEA, which may require us to expend significant resources to update our contractual arrangements and conduct personal data transfer impact assessments. At present, there are few if any viable alternatives to the Standard Contractual Clauses and, therefore, there is uncertainty regarding how to ensure that transfers of personal information from Europe to the United States comply with the GDPR. As such, any transfers by us, our customers or our third party service providers, of personal information from Europe may not comply with European data protection laws; may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions; and may reduce demand for our services from companies subject to European data protection laws. Loss of our ability to transfer personal information from Europe may also require us to increase our data processing capabilities in those jurisdictions at significant expense. Moreover, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty about the regulation of data protection in the U.K., including with respect to whether laws or regulations will apply to us consistent with the GDPR in the future and how data transfers to and from the U.K. will be regulated. Following December 31, 2020, and the expiry of transitional arrangements between the UK and EU, the data protection obligations of the GDPR continue to apply to UK-related processing of personal data in substantially unvaried form under the so-called ‘UK GDPR’ (i.e., the GDPR as it continues to form part of UK law by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended). However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and European Economic Area, or EEA. Furthermore, the relationship between the UK and the EEA in relation to certain aspects of data protection law remains uncertain. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of United Kingdom immigration control) of personal data from the EEA to the United Kingdom to continue without restriction for a period of four years ending June 27, 2025. After that period, the adequacy decision may be renewed, however, only if the United Kingdom continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the United Kingdom and could intervene at any point if the United Kingdom deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the United Kingdom will require a valid ‘transfer mechanism’ and we may be required to implement new processes and put new agreements in place, such as SCCs, to enable transfers of personal data from the EEA to the United Kingdom to continue.

In Canada, where we may also operate or have customers, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various provincial laws require that companies give detailed privacy notices to consumers, obtain consent to use personal information, with limited exceptions, allow individuals to access and correct their personal information, and report certain data breaches. In addition, Canada’s Anti-Spam Legislation, or CASL, prohibits email marketing without the recipient’s consent, with limited exceptions. Failure to comply with PIPEDA, CASL, or provincial privacy or data protection laws could result in significant fines or penalties or possible damage awards.

We may publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Despite our efforts, we may not be successful in achieving compliance if our personnel, customers, or service providers fail to comply with our policies and documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.

Compliance with applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. Any failure or perceived failure by us or third parties working on our behalf to comply with applicable laws and regulations, any privacy and data security obligations pursuant to contract, our stated privacy or security policies, or obligations to customers or other third parties may result in governmental enforcement actions (including fines, penalties, judgments, settlements, imprisonment of company officials and public censure), civil claims, litigation, damage to our brand and reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our business, operations and financial performance.

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
Many of our current competitors are either publicly-traded, or are divisions of publicly-traded companies, and may enjoy a number of competitive advantages over us, including:
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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, while Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA was unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed into law, which, among other things, significantly altered the payment methodology under the Medicare Clinical Laboratory Fee Schedule, or CLFS. PAMA requires certain laboratories performing clinical diagnostic laboratory tests to report to CMS the amounts paid by private payors for laboratory tests. Such reporting has been subject to numerous delays. Beginning on January 1, 2018, CMS has begun using reported private payor pricing to periodically revise payment rates under the CLFS.
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
On January 13, 2021, Nasdaq notified us that it had regained compliance with the Minimum Bid Price Requirement because the closing bid price of our common stock had been at least $1.00 per share or greater from December 29, 2020 to January 12, 2021. Although we have regained compliance with Nasdaq, if we fail to satisfy another Nasdaq requirement for continued listing, Nasdaq staff could provide notice that our common stock may become subject to delisting. In such event, Nasdaq rules permit us to appeal the decision to reject our proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel. Accordingly, there can be no guarantee that we will be able to maintain our Nasdaq listing. If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in our securities at all. Delisting could also cause a loss of confidence of our customers, collaborators, vendors, suppliers and employees, which could harm our business and future prospects.
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
We are an emerging growth company, and the reduced reporting requirements applicable to emerging growth companies could make our securities less attractive to investors.*
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our Annual Report and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We can remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) ending December 31, 2023, which is the end of the fiscal year following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our securities less attractive because we may rely on these exemptions, which could result in a less active trading market for our securities and increased volatility in the price of our securities.
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
In addition, as of June 30, 2021, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of an aggregate of 21,104,867 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.
Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our securities and may prevent or frustrate attempts by our security holders to replace or remove our current management.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation, as amended.
3.2 (1)	Amended and Restated Bylaws.
4.1 (2)	Form of Common Stock Certificate
4.5 (2)	Form of Warrant to Purchase Series D-1 Preferred Stock issued to Midcap Financial Trust.
4.6 (2)	Form of Warrant to Purchase Common Stock Issued to Underwriters.
4.7 (2)	Form of Warrant Certificate (included in Exhibit 4.8).
4.8 (2)	Form of Warrant Agent Agreement by and between the Registrant and American Stock Transfer & Trust Company LLC, as warrant agent.
4.9 (3)	Form of Warrant to Purchase Common Stock for Service Providers.
4.11 (4)	Registration Rights Agreement, dated March 14, 2019, between the Company and Aspire Capital Fund, LLC.
4.12 (4)	Registration Rights Agreement, dated March 14, 2019, by and among the Company and the Innovatus Investors.
4.13 (5)	Form of Warrant to Purchase Common Stock issued to Investors in October 2019 Public Offering.
10.1	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Bionano Genomics, Inc. 2018 Equity Incentive Plan
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

(1)    Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2021.
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

BIONANO GENOMICS, INC.

Dated: August 4, 2021	By: /s/ R. Erik Holmlin, Ph.D.
R. Erik Holmlin, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 4, 2021	By: /s/ Christopher Stewart
Christopher Stewart
Chief Financial Officer (Principal Financial and Accounting Officer)