Form 10-Q
period 2021-09-30
Bionano Genomics, Inc.
filed 2021-11-04
CIK 1411690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of October 31, 2021, the registrant had 289,184,109 shares of Common Stock ($0.0001 par value) outstanding.

BIONANO GENOMICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIONANO GENOMICS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$140,736,000	$38,449,000
Investments	185,333,000	—
Accounts receivable, net of allowance for doubtful accounts of, 2,015,000 and 2,119,000 as of September 30, 2021 and December 31, 2020, respectively	2,996,000	2,775,000
Inventory, net	9,020,000	3,316,000
Prepaid expenses and other current assets	3,962,000	2,250,000
Total current assets	342,047,000	46,790,000
Property and equipment, net	8,554,000	4,910,000
Intangible assets, net	1,238,000	1,475,000
Goodwill	7,173,000	7,173,000
Other long-term assets	645,000	103,000
Total assets	$359,657,000	$60,451,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,875,000	$2,930,000
Accrued expenses	9,416,000	5,599,000
Contract liabilities	411,000	416,000
Total current liabilities	17,702,000	8,945,000
Long-term debt	—	16,326,000
Long-term contract liabilities	158,000	98,000
Other non-current liabilities	232,000	—
Total liabilities	18,092,000	25,369,000
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized at September 30, 2021 and December 31, 2020; 281,441,000 and 189,953,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	28,000	19,000
Additional paid-in capital	534,823,000	178,747,000
Accumulated deficit	(193,170,000)	(143,684,000)
Accumulated other comprehensive loss	(116,000)	—
Total stockholders’ equity	341,565,000	35,082,000
Total liabilities and stockholders’ equity	$359,657,000	$60,451,000
See accompanying notes to the unaudited condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product revenue	$3,300,000	$1,580,000	$7,845,000	$3,503,000
Service and other revenue	1,355,000	616,000	3,834,000	1,010,000
Total revenue	4,655,000	2,196,000	11,679,000	4,513,000
Cost of revenue:
Cost of product revenue	2,340,000	1,136,000	5,723,000	2,426,000
Cost of service and other revenue	1,161,000	324,000	2,321,000	493,000
Total cost of revenue	3,501,000	1,460,000	8,044,000	2,919,000
Operating expenses:
Research and development	6,505,000	2,304,000	13,270,000	7,379,000
Selling, general and administrative	15,327,000	8,659,000	38,683,000	21,640,000
Total operating expenses	21,832,000	10,963,000	51,953,000	29,019,000
Loss from operations	(20,678,000)	(10,227,000)	(48,318,000)	(27,425,000)
Other income (expense):
Interest income (expense)	27,000	(589,000)	(721,000)	(1,911,000)
Gain on forgiveness of Paycheck Protection Program loan	—	—	1,775,000	—
Loss on debt extinguishment	—	—	(2,076,000)	—
Other income (expense)	(67,000)	54,000	(96,000)	—
Total other income (expense)	(40,000)	(535,000)	(1,118,000)	(1,911,000)
Loss before income taxes	(20,718,000)	(10,762,000)	(49,436,000)	(29,336,000)
Provision for income taxes	(35,000)	(30,000)	(50,000)	(40,000)
Net loss	$(20,753,000)	$(10,792,000)	$(49,486,000)	$(29,376,000)
Net loss per share, basic and diluted	$(0.07)	$(0.08)	$(0.18)	$(0.34)
Weighted-average common shares outstanding basic and diluted	280,173,000	132,942,000	274,392,000	86,632,000

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Loss:	$(20,753,000)	$(10,792,000)	$(49,486,000)	$(29,376,000)
Unrealized (loss) on investment securities	(116,000)	—	(116,000)	—
Comprehensive Loss	$(20,869,000)	$(10,792,000)	$(49,602,000)	$(29,376,000)

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2020	34,274,000	$3,000	$106,188,000	$(102,577,000)	$—	$3,614,000
Stock-based compensation expense	—	—	328,000	—	—	328,000
Issue stock for warrant exercises	3,478,000	—	2,355,000	—	—	2,355,000
Net loss	—	—	—	(10,510,000)	—	(10,510,000)
Balance at March 31, 2020	37,752,000	$3,000	$108,871,000	$(113,087,000)	$—	$(4,213,000)
Stock-based compensation expense	—	—	328,000	—	—	328,000
Issue common stock, net of issuance costs	16,896,000	2,000	16,364,000	—	—	16,366,000
Issue stock for employee stock purchase plan	44,000	—	21,000	—	—	21,000
Issue stock for covenant waiver	873,000	—	300,000	—	—	300,000
Issue stock for warrant exercises	36,410,000	4,000	1,105,000	—	—	1,109,000
Net loss	—	—	—	(8,074,000)	—	(8,074,000)
Balance at June 30, 2020	91,975,000	$9,000	$126,989,000	$(121,161,000)	$—	$5,837,000
Stock-based compensation expense	—	—	447,000	—	—	447,000
Issue stock for warrant exercises	50,205,000	5,000	15,078,000	—	—	15,083,000
Issue stock for acquisition	6,168,000	1,000	4,100,000	—	—	4,101,000
Net loss	—	—	—	(10,792,000)	—	(10,792,000)
Balance at September 30, 2020	148,348,000	$15,000	$146,614,000	$(131,953,000)	$—	$14,676,000

Balance at January 1, 2021	189,953,000	19,000	178,747,000	(143,684,000)	$—	$35,082,000
Stock option exercises	102,000	—	333,000	—	—	333,000
Stock-based compensation expense	—	—	371,000	—	—	371,000
Issue common stock, net of issuance costs	78,000,000	8,000	327,478,000	—	—	327,486,000
Issue stock for warrant exercises	10,739,000	1,000	9,392,000	—	—	9,393,000
Net loss	—	—	—	(9,947,000)	—	(9,947,000)
Balance at March 31, 2021	278,794,000	$28,000	$516,321,000	$(153,631,000)	$—	$362,718,000
Stock option exercises	60,000	—	89,000	—	—	89,000
Stock-based compensation expense	—	—	1,758,000	—	—	1,758,000
Issue stock for warrant exercises	50,000	—	22,000	—	—	22,000
Issue stock for employee stock purchase plan	150,000	—	65,000	—	—	65,000
Net loss	—	—	—	(18,786,000)	—	(18,786,000)
Balance at June 30, 2021	279,054,000	$28,000	$518,255,000	$(172,417,000)	$—	$345,866,000
Stock option exercises	209,000	—	242,000	—	—	242,000
Stock-based compensation expense	—	—	2,788,000	—	—	2,788,000
Issue common stock, net of issuance costs	2,178,000	—	13,537,000	—	—	13,537,000
Issue stock for warrant exercises	—	—	1,000	—	—	1,000
Net loss	—	—	—	(20,753,000)	—	(20,753,000)
Comprehensive Loss	—				(116,000)	(116,000)
Balance at September 30, 2021	281,441,000	$28,000	$534,823,000	$(193,170,000)	$(116,000)	$341,565,000
See accompanying notes to the unaudited condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(49,486,000)	$(29,376,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	1,490,000	909,000
Non-cash interest	178,000	952,000
Stock-based compensation	4,917,000	1,103,000
Provision for bad debt expense	—	1,334,000
Gain on forgiveness of PPP Loan	(1,775,000)	—
Loss on debt extinguishment	2,076,000	—
Changes in operating assets and liabilities:
Accounts receivable	(336,000)	1,709,000
Inventory	(10,346,000)	(3,612,000)
Prepaid expenses and other current assets	(2,072,000)	(566,000)
Accounts payable	4,945,000	925,000
Accrued expenses and contract liabilities	4,104,000	412,000
Net cash used in operating activities	(46,305,000)	(26,210,000)
Investing Activities:
Lineagen acquisition, net of cash acquired	—	(2,450,000)
Purchases of property and equipment	(344,000)	—
Purchase of available for sale securities	(205,334,000)	—
Sale of available for sale securities	20,000,000	—
Sale of property and equipment	126,000	—
Net cash used in investing activities	(185,552,000)	(2,450,000)
Financing activities:
Repayment of term-loan debt	(17,010,000)	(5,000,000)
Proceeds from PPP Loan	—	1,775,000
Proceeds from borrowing from line of credit	—	761,000
Repayments of borrowing from line of credit	—	(2,258,000)
Proceeds from sale of common stock	342,712,000	17,963,000
Offering expenses on sale of common stock	(1,704,000)	(1,597,000)
Proceeds from sale of common stock under employee stock purchase plan	65,000	21,000
Proceeds from warrant and option exercises	10,081,000	18,551,000
Net cash provided by financing activities	334,144,000	30,216,000
Net increase in cash and cash equivalents	102,287,000	1,556,000
Cash and cash equivalents at beginning of period	38,449,000	17,311,000
Cash and cash equivalents at end of period	$140,736,000	$18,867,000

Supplemental cash flow disclosures:
Cash paid for interest	$490,000	$991,000

Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock issued related to Lineagen acquisition	$—	$4,100,000
Transfer of instruments and servers from property and equipment into inventory	$544,000	$134,000
Transfer of instruments and servers from inventory to property and equipment	$5,074,000	$2,618,000
Forgiveness of PPP Loan	$1,775,000	$—
Stock issued for services	$15,000	$—
Issue stock for covenant waiver	$116,000	$300,000
Warrant exercise pursuant to cashless exercise	$129,000	$—
See accompanying notes to the unaudited condensed consolidated financial statements

BIONANO GENOMICS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Basis of Presentation
Description of Business
Bionano Genomics, Inc. (collectively, with its consolidated subsidiaries, the “Company”) is a provider of genome analysis solutions that can enable researchers and clinicians to reveal answers to challenging questions in biology and medicine. The Company’s mission is to transform the way the world sees the genome through optical genome mapping (“OGM”) solutions, diagnostic services and software. The Company offers OGM solutions for applications across basic, translational and clinical research. Through its Lineagen, Inc. (“Lineagen”) business, the Company also provides diagnostic testing for patients with clinical presentations consistent with autism spectrum disorder and other neurodevelopmental disabilities. Through its BioDiscovery, Inc. (“BioDiscovery”) business, the Company also offers an industry-leading, platform-agnostic software solution, which integrates next-generation sequencing and microarray data designed to provide analysis, visualization, interpretation and reporting of copy number variants, single-nucleotide variants and absence of heterozygosity across the genome in one consolidated view.
Basis of Presentation
The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting purposes. The condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, changes in equity, and comprehensive loss and cash flows for each period presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All intercompany transactions and balances have been eliminated. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Liquidity
As of September 30, 2021, the Company had approximately $140.7 million in cash and cash equivalents, $185.3 million in available-for-sale investment securities, and working capital of $324.3 million as a result of common stock offerings executed in the quarters ended December 31, 2020, March 31, 2021, and September 30, 2021. In February 2021, we applied for forgiveness of our Paycheck Protection Program Loan of approximately $1.8 million (“the PPP Loan”) , and in March 2021, the PPP Loan, including all accrued interest, was forgiven in full. During the previous quarter ended June 30, 2021, the outstanding term loan with Innovatus (as defined below) was paid in full, including all accrued interest, an end of term fee, and a prepayment fee for a total of $17.0 million.
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
COVID-19
The Company is subject to additional risks and uncertainties as a result of the continued spread of COVID-19 and uncertain market conditions, which could continue to have a material impact on the Company’s business and financial results. The Company closely monitors and complies with various applicable guidelines and legal requirements in the jurisdictions in which it operates, which may continue to result in reduced business operations in response to new or existing stay-at-home orders, travel restrictions and other social distancing measures. The Company’s manufacturing partners, suppliers, and customers, have implemented similar operational restrictions. Despite reporting an increase in revenue for the three and nine months ended September 30, 2021 when compared to the same period in 2020, the Company believes travel restrictions and overall reduced activity had a continued negative impact on the Company’s third quarter 2021 financial results. Given the continued evolution of the COVID-19 pandemic and the related complexities and uncertainties associated with the additional variants, the future effects of COVID-19 are unknown and the Company’s financial results may continue to be negatively affected in the future.
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

Significant Accounting Policies
During the three and nine months ended September 30, 2021, there were no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, other than the accounting policy indicated below.
Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date.
ASC 820, “Fair Value Measurements and Disclosures”, defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with ASC 820, the Company has categorized its financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.
Level 1 – Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date.
Level 2 – Assets and liabilities whose values are based on quoted prices for similar attributes in active markets; quoted prices in markets where trading occurs infrequently; and inputs other than quoted prices that are observable, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3 – Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.
If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
Investment Securities
All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Investments with contractual maturities less than 12 months at the balance sheet date are considered short-term investments. Investments with contractual maturities beyond one year are also classified as short-term due to the Company’s ability to liquidate the investment for use in operations within the next 12 months. Realized gains and losses on investment securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold. The Company has not realized any significant gains or losses on sales of available-for-sale investment securities during any of the periods presented. As all the Company’s investment holdings are in the form of debt securities, unrealized gains and losses that are determined to be temporary in nature are reported as a component of accumulated other comprehensive income (loss). A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Interest income is recognized when earned, as are the amortization of purchase premiums and accretion of purchase discounts on investment securities.
Recently Issued But Not Yet Adopted Accounting Pronouncements
In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2016-2, Leases (Topic 842), which amends the accounting guidance for leases and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. ASU 2016-2 initially mandated a modified retrospective transition method, however, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASU 2016-2, permitting entities the option to adopt this standard prospectively with a cumulative-effect adjustment to opening equity in the year of adoption and include required disclosures for prior periods but will not restate prior periods. The Company anticipates implementing the accounting guidance for leases using the alternative method beginning with the annual reporting period ending December 31, 2021 and interim reporting periods in 2022. The Company is in the process of evaluating the impact of adoption of the lease accounting guidance on the consolidated financial statements.
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
In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges for Freestanding Equity-Classified Written Call Options to clarify the accounting for modifications or exchanges of equity-

classified warrants.The standard is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is in the process of evaluating the expected impact of ASU 2021-04 on its financial statements.
2. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities which include warrants, outstanding stock options, and Restricted Stock Units (“RSUs”) under the Company’s equity incentive plan have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	September 30, 2021	September 30, 2020
Stock options	10,661,000	5,331,000
Warrants	4,361,000	29,709,000
RSUs	820,000	—
Total	15,842,000	35,040,000
3. Revenue Recognition
Revenue by Source

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Instruments	$1,468,000	$724,000	$3,507,000	$1,487,000
Consumables	1,832,000	856,000	4,338,000	2,016,000
Total product revenue	3,300,000	1,580,000	7,845,000	3,503,000
Service and other	1,355,000	616,000	3,834,000	1,010,000
Total revenue	$4,655,000	$2,196,000	$11,679,000	$4,513,000

Revenue by Geographic Location

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	$	%	$	%	$	%	$	%
North America	$2,557,000	55%	$874,000	40%	$6,419,000	55%	$2,388,000	53%
EMEIA	1,234,000	27%	1,204,000	55%	3,762,000	32%	1,908,000	42%
Asia Pacific	864,000	18%	118,000	5%	1,498,000	13%	217,000	5%
Total	$4,655,000	100%	$2,196,000	100%	$11,679,000	100%	$4,513,000	100%
The table above provides revenue from contracts with customers by source and geographic region (based on the customer’s billing address) on a disaggregated basis. North America consists of the United States and Canada. EMEIA consists of Europe, the Middle East, India and Africa. Asia Pacific includes China, Japan, South Korea, Singapore and Australia. For the three months ended September 30, 2021 and 2020, the United States represented 44.2% and 40.0% of total revenue, respectively. Additionally, for the three months ended September 30, 2021, China and Canada represented 17.9% and 10.8% of total revenue, respectively. For the three months ended September 30, 2020, no countries other than the United States represented greater than 10% of revenue. For the nine months ended September 30, 2021 and 2020, the United States represented 50.0% and 51.0% of total revenue, respectively. No other countries represented greater than 10% of revenue during the nine months ended September 30, 2021 and 2020.

Remaining Performance Obligations
As of September 30, 2021, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was $569,000. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations. The Company expects to recognize approximately 30.7% of this amount as revenue during the remainder of 2021, 49.9% in 2022, and 19.5% in 2023 and thereafter. Warranty revenue is included in Service and other revenue.
The Company recognized revenue of $79,000 and $66,000 during the three months ended September 30, 2021 and 2020, respectively, and revenue of $326,000 and $299,000 during the nine months ended September 30, 2021 and 2020, respectively, which was included in the contract liability balance at the end of the previous year.
4. Balance Sheet Account Details
Accounts Receivable

	September 30, 2021	December 31, 2020
Accounts receivable, net:
Accounts receivable, trade	$5,011,000	$4,894,000
Less allowance for doubtful accounts	(2,015,000)	(2,119,000)
	$2,996,000	$2,775,000
The Company extends credit to its customers in the normal course of business. For diagnostic testing services, receivables are based on either contractual rates with third-party payors, plus the amounts expected to be collected for any patient-responsibility portion, or for non-contracted arrangements, using the amounts expected to be collected from third-party payors and/or the patient-customer based on historical collection experience. The Company does not perform credit evaluations and therefore subsequent adjustments to the amount expected to be collected are recorded to revenue. The balance of our Lineagen accounts receivable balance as of September 30, 2021 was $680,000.
For optical genome mapping (“OGM”) products and services, credit is extended based upon an evaluation of each customer’s credit history, financial condition, and other factors. Estimates of allowances for doubtful accounts are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due, and economic and other factors. Bad debt expense is recorded as necessary to maintain an appropriate level of allowance for doubtful accounts in selling, general and administrative expense. During the three and nine months ended September 30, 2021, the Company recorded a recovery of bad debt expense of $(10,000) and $(50,000), respectively, which is included in selling, general and administrative expenses. Amounts are charged to the allowance for doubtful accounts when collection efforts have been exhausted and are deemed uncollectible.
Concentrations
Accounts receivable is subject to concentration risk whenever a customer has a balance that meets or exceeds 10.0% of the Company’s total accounts receivable balance. As of September 30, 2021, no customers met or exceeded 10% of the Company’s total accounts receivable balance. As of December 31, 2020, two customer balances represented 27.4% of the Company’s total accounts receivable balance.
Inventory
Inventory is stated at the lower of cost or net realizable value, on a first-in, first-out basis. Inventory includes raw materials and finished goods that may be used in the research and development process and such items are expensed as consumed or expired.
Provisions for slow-moving, excess, and obsolete inventories are estimated based on product life cycles, historical experience, and usage forecasts.
The components of inventories are as follows:

	September 30, 2021	December 31, 2020
Inventory:
Raw materials	$1,024,000	$2,283,000
Finished goods	7,996,000	1,033,000
	$9,020,000	$3,316,000

5. Debt
Paycheck Protection Program
On April 17, 2020, the Company received the PPP Loan proceeds of approximately $1.8 million pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”).
The PPP Loan accrued interest at a rate of 1.00% per annum, and is subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act. In February 2021, the Company applied for forgiveness of the PPP Loan, and in March 2021, the PPP Loan, including all accrued interest, was forgiven in full. A gain on forgiveness of Paycheck Protection Program loan of $1.8 million was recognized during the nine months ended September 30, 2021.
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
The LSA provided for prepayment fees of 3.0% of the outstanding balance of the loan if the loan is repaid on or prior to March 14, 2020, 2.0% of the amount prepaid if the prepayment occurs after March 14, 2020 but prior to March 14, 2021, 1.0% of the amount prepaid after March 14, 2021 but prior to March 14, 2022 and 0% of the amount prepaid if the prepayment occurs thereafter. In addition, upon the final repayment of the total amounts borrowed, the Company is required to pay an end of term fee of $0.8 million. This end of term fee was being recognized as interest expense over the term of the LSA. As of September 30, 2021, the outstanding term loan with Innovatus was paid in full, including all accrued interest, the end of term fee, and a prepayment fee for a total of $17.0 million.
The LSA also provides for a revolving line of credit in an amount not to exceed $5.0 million (the “Revolver”), which was terminated effectively upon payment in full of the above term loan.
Summary of Debt Obligations
The Company had no debt as of September 30, 2021.The carrying value of the Company’s debt as of December 31, 2020 was as follows:

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
Shelf Registration Statements; Ladenburg and Cowen At-the-Market Facilities
In August 2020, the Company filed a shelf registration statement on Form S-3 with the SEC covering the offering, issuance and sale of up to $125.0 million of the Company’s securities, including up to $40.0 million of common stock pursuant to an At Market Issuance Sales Agreement, with Ladenburg Thalmann & Co. Inc. acting as sales agent (the “Ladenburg ATM”). During October through December 2020, the Company sold 27,025,384 shares of common stock under the Ladenburg ATM at an average share price of $0.82, and received gross proceeds of approximately $22.1 million before deducting offering costs of $573,000. In January 2021, the Company sold an additional 6,298,152 shares of common stock under the ATM at an average share price of $2.68, and received gross proceeds of approximately $16.9 million before deducting offering costs of $422,000. The Company terminated the Ladenburg ATM in March 2021.
On January 19, 2021, the Company filed an automatically effective shelf registration statement on Form S-3 with the SEC as a “well-known seasoned issuer,” allowing for the Company to issue an indeterminate number or amount of its securities from time to time in one or more offerings. On March 23, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) which provides for the sale, in the Company’s sole discretion, of shares of common stock having an aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal (the “Cowen ATM”). The Company agreed to pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. In August and September 2021, the Company sold 2,256,000 shares of common stock under the Cowen ATM at an average share price of $6.15 per share, and received gross proceeds of approximately $13.9 million before deducting offering costs of $0.6 million.
Stock Warrants
A summary of the Company’s warrant activity during the nine months ended September 30, 2021 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	15,174,000	$2.34	3.76	$26,841,000
Granted	—
Exercised	(10,789,000)	0.89		58,175,000
Canceled	(24,000)	3.29
Outstanding at September 30, 2021	4,361,000	$5.95	2.02	$1,651,000
Stock Options
A summary of the Company’s stock option activity during the nine months ended September 30, 2021 was as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	5,290,000	$1.91	8.7	$10,178,000
Granted	6,544,000	7.11
Exercised	(371,000)	1.49		$2,187,000
Canceled	(802,000)	4.35
Outstanding at September 30, 2021	10,661,000	$4.94	9.01	$17,822,000
Vested and exercisable at September 30, 2021	3,035,000	$3.31	8.11	$9,326,000
For the three months ended September 30, 2021 and 2020, the weighted-average grant date fair value of stock options granted was $3.64 and $0.35 per share, respectively. For the nine months ended September 30, 2021 and 2020, the weighted-average grant date fair value of stock options granted was $4.78 and $0.43 per share, respectively.
Stock-Based Compensation
The Company recognized stock-based compensation expense for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$745,000	$122,000	$1,209,000	$255,000
General and administrative	2,043,000	325,000	3,708,000	848,000
Total stock-based compensation expense	$2,788,000	$447,000	$4,917,000	$1,103,000
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants during the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	0.9%	0.4%	1.1%	0.8%
Expected volatility	71.4%	77.9%	78.3%	74.8%
Expected term (in years)	6.0	5.5	6.0	5.9
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Restricted Stock Units
On May 12, 2021, the compensation committee of the Company’s board of directors granted 580,000 RSUs to R. Erik Holmlin, Ph.D., the Company’s President and Chief Executive Officer (the “Holmlin Grant”), and 240,000 RSUs to Mark Oldakowski, the Company’s Chief Operating Officer (the “Oldakowski Grant”), in each case with an effective grant date and vesting commencement date of May 12, 2021.
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

7. Commitments and Contingencies
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

9. Acquisitions
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

	Three Months Ended September 30, (Unaudited)	Nine Months Ended September 30, (Unaudited)
	2020	2020
Revenue	$3,018,000	$7,948,000
Net loss	(10,087,000)	(30,375,000)
Basic and diluted net loss per share	$(0.07)	$(0.33)

Acquisition of BioDiscovery
On October 8, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company agreed to acquire BioDiscovery, Inc (“Biodiscovery”). Under the terms of the Merger Agreement,, Bionano purchased 100% of the outstanding shares of BioDiscovery on October 18, 2021.
Pursuant to the Merger Agreement, the Company paid upfront consideration consisting of a combination of approximately $50 million in cash and $40 million in shares of Company common stock. The upfront consideration is subject to adjustment for, among other things, cash, unpaid indebtedness, unpaid transaction expenses and working capital relative to a target. Approximately $27 million worth of shares of Company common stock issued as upfront consideration pursuant to the Merger Agreement are subject to vesting based on continued service, subject to the terms and conditions of a stock restriction agreement. Under the Merger Agreement, the Company has also agreed to pay a milestone payment of $10 million in cash based on the achievement of certain commercial milestones. The Merger Agreement has a customary post-closing purchase price adjustment mechanism.
10. Fair Value Measurements
The Company holds investment securities that consist of highly liquid, investment grade debt securities. The Company determines the fair value of its investment securities based upon one or more valuations reported by its investment accounting and reporting service provider. The investment service provider values the securities using a hierarchical security pricing model that relies primarily on valuations provided by an industry-recognized valuation service. Such valuations may be based on trade prices in active markets for identical assets or liabilities (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curves, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, and broker and dealer quotes, as well as other relevant economic measures.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Unaudited Consolidated Balance Sheets:

	September 30, 2021
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Commercial Paper	$97,939,000	$—	$97,939,000	$—
Corporate Notes/Bonds	$87,394,000	$—	$87,394,000	$—
Total Investments:	$185,333,000	$—	$185,333,000	$—
Money Market Funds	$114,331,000	$114,331,000	$—	$—
Money Market Funds are classified as cash equivalents on the balance sheet. The Company did not hold any investments as of December 31, 2020. As of September 30, 2021, the Company held 44 securities in an unrealized loss position. None of the Company’s available-for-sale investment securities were in a material unrealized loss position at September 30, 2021. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale investment securities.
As of September 30, 2021, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities:

	Commercial Paper		Corporate Notes/Bonds
	Amortized Cost	Unrealized gains (losses)	Amortized Cost	Unrealized gains (losses)
Less than 1 year	$97,957,000	$(18,000)	$12,234,000	$(7,000)
Due after one year through five years	—	—	75,258,000	(91,000)
Total	$97,957,000	$(18,000)	$87,492,000	$(98,000)

Included in interest income for the three-month period ended September 30, 2021 was interest income related to the Company’s available for sale securities of $13,000. All interest income related to the available for sale securities in 2021 related to three-month period ended September 30, 2021. All available-for-sale securities are classified as current assets, even if the maturity when acquired by the Company is greater than one year due to the ability to liquidate within the next 12 months.
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
Forward-Looking Statements
The information in this Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to any statements concerning the potential effects of the COVID-19 pandemic on our business, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in our filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.
Overview
We are a provider of genome analysis solutions that can enable researchers and clinicians to reveal answers to challenging questions in biology and medicine. Our mission is to transform the way the world sees the genome through optical genome mapping, or OGM, solutions, diagnostic services and software. We offer OGM solutions for applications across basic, translational and clinical research. Through our Lineagen, Inc., or Lineagen, business, we also provides diagnostic testing for patients with clinical presentations consistent with autism spectrum disorder and other neurodevelopmental disabilities. Through our BioDiscovery, Inc., or BioDiscovery, business, we also offer an industry-leading, platform-agnostic software solution, which integrates next-generation sequencing and microarray data designed to provide analysis, visualization, interpretation and reporting of copy number variants, single-nucleotide variants and absence of heterozygosity across the genome in one consolidated view.
We have incurred losses in each year since our inception. Our net loss was $20.8 million and $49.5 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, we had an accumulated deficit of $193.2 million.
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
Recent Highlights
We shipped 24 Saphyr systems during the quarter ended September 30, 2021, compared to 11 systems shipped in the same quarter in 2020. The installed base of Saphyr systems was 141 as of September 30, 2021, compared to 93 as of September 30, 2020.
We sold 3,969 nanochannel array flow cells during the quarter ended September 30, 2021, compared to 1,785 in the same quarter in 2020, an increase of 122%.
We analyzed 309 samples in our Saphyr service lab during the quarter ended September 30, 2021, compared to 84 samples analyzed in the same quarter in 2020.
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

Financial Overview
Revenue
We generate product revenue from sales of our instruments and consumables. We currently sell our products for research use only applications and our customers are primarily clinical research laboratories, laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies. Consumable revenue consists of sales of complete assays which are developed internally by us, plus sales of kits which contain all the elements necessary to run tests. We also generate service revenue from the sale of diagnostic testing services for those with autism spectrum disorder and other neurodevelopmental disabilities through our wholly owned subsidiary Lineagen. Other revenue consists of warranty and other service-based revenue.
The following table presents our revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product revenue	$3,300,000	$1,580,000	$7,845,000	$3,503,000
Service and other revenue[1]	1,355,000	616,000	3,834,000	1,010,000
Total	$4,655,000	$2,196,000	$11,679,000	$4,513,000

1 Includes $1,050,000 and $3,016,000 of revenue generated from Lineagen during the three and nine months ended September 30, 2021, respectively.
The following table reflects total revenue by geography and as a percentage of total revenue, based on the billing address of our customers. North America consists of the United States and Canada. EMEIA consists of Europe, Middle East, India and Africa. Asia Pacific includes China, Japan, South Korea, Singapore and Australia.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	$	%	$	%	$	%	$	%
North America[2]	$2,557,000	55%	$874,000	40%	$6,419,000	55%	$2,388,000	53%
EMEIA	1,234,000	27%	1,204,000	55%	3,762,000	32%	1,908,000	42%
Asia Pacific	864,000	18%	118,000	5%	1,498,000	13%	217,000	5%
Total	$4,655,000	100%	$2,196,000	100%	$11,679,000	100%	$4,513,000	100%
2 Includes $1,050,000 and $3,016,000 of revenue generated from Lineagen during the three and nine months ended September 30, 2021, respectively.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table sets forth our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Period-to-Period Change
	2021	2020	$	%
Revenues:
Product revenue	$3,300,000	$1,580,000	$1,720,000	108.9%
Service and other revenue	$1,355,000	$616,000	739,000	120.0%
Total revenue	4,655,000	2,196,000	2,459,000	112.0%
Cost of revenue:
Cost of product revenue	$2,340,000	$1,136,000	1,204,000	106.0%
Cost of other revenue	$1,161,000	$324,000	837,000	258.3%
Total cost of revenue	3,501,000	1,460,000	2,041,000	139.8%
Operating expenses:
Research and development	$6,505,000	$2,304,000	4,201,000	182.3%
Selling, general and administrative	$15,327,000	$8,659,000	6,668,000	77.0%
Total operating expenses	21,832,000	10,963,000	10,869,000	99.1%
Loss from operations	(20,678,000)	(10,227,000)	(10,451,000)	102.2%
Other income (expenses):
Interest income (expense)	$27,000	$(589,000)	616,000	(104.6)%
Other income (expenses)	$(67,000)	$54,000	(121,000)	(224.1)%
Total other income (expenses)	(40,000)	(535,000)	495,000	(92.5)%
Loss before income taxes	(20,718,000)	(10,762,000)	(9,956,000)	92.5%
Provision for income taxes	$(35,000)	$(30,000)	(5,000)	16.7%
Net loss	$(20,753,000)	$(10,792,000)	$(9,961,000)	92.3%
Revenue
Total revenue increased by $2.5 million, or 112.0%, to $4.7 million for the three months ended September 30, 2021 compared to $2.2 million for the same period in 2020. The increase in product sales was driven by increased demand for our Saphyr OGM solutions, including increased instrument sales and greater demand for our reagent rental program and consumables. We believe increased demand for our OGM systems was primarily driven by increased market awareness and additional published data demonstrating the utility of OGM. The increase in service and other revenue was primarily driven by sales generated by our Lineagen subsidiary. Below is a summary of changes for the three months ended September 30, 2021 as compared to the same period in 2020:
•North America revenue increased by $1.7 million, or 192.6%;
•EMEIA revenue increased by $0.03 million, or 2.5%; and
•Asia Pacific revenue increased by $0.7 million, or 632.2%.
Revenue for the three months ended September 30, 2021, includes service revenue of $1.1 million generated from our Lineagen subsidiary.

Cost of Revenue
Total cost of revenue increased by $2.0 million, or 139.8%, to $3.5 million for the three months ended September 30, 2021 compared to $1.5 million for the same period in 2020. The increase was due to an increase in sales volume. In addition, our gross margins for the three months ended September 30, 2021 were affected by higher cost of warranty repairs on OGM products and higher lab costs on our service revenues.
Research and Development Expenses
Research and development expenses increased by $4.2 million, or 182.3%, to $6.5 million for the three months ended September 30, 2021 compared to $2.3 million for the same period in 2020. The increase is primarily due to a $1.6 million increase in compensation expenses, an increase of $1.8 million in product development costs, and an increase of $0.3 million in professional services. The increase in compensation expense is primarily driven by a 73.7% increase in headcount. In addition, compensation expense included a $0.6 million increase in stock-based compensation expense as a result of increased grant date fair values of options issued this year and the increase in headcount.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $6.7 million, or 77.0%, to $15.3 million for the three months ended September 30, 2021 compared to $8.7 million for the same period in 2020. The increase is primarily due to a $4.7 million increase in compensation expenses, and a $0.7 million increase in other headcount-related expenses. The increase in compensation expense is driven primarily by a 67.2% increase in headcount. In addition, compensation expense included a $1.7 million increase in stock-based compensation expense as a result of increased grant date fair values of options issued and the increase in headcount. Other headcount-related expenses included the cost of recruiting, temporary employment, and facilities expenses incurred in order to support increased product demand.
Interest Expense
Interest expense decreased by $0.6 million, or 104.6%, to $0.03 million for the three months ended September 30, 2021 compared to $0.6 million for the same period in 2020, driven by payment in full of the outstanding term loan under that certain Loan and Security Agreement with Innovatus Life Sciences Lending Fund I, LP, or the LSA Innovatus Term Loan during the three months ended June 30, 2021.

Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table sets forth our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Period-to-Period Change
	2021	2020	$	%
Revenues:
Product revenue	$7,845,000	$3,503,000	$4,342,000	124.0%
Service and other revenue	3,834,000	1,010,000	2,824,000	279.6%
Total revenue	11,679,000	4,513,000	7,166,000	158.8%
Cost of revenue:
Cost of product revenue	5,723,000	2,426,000	3,297,000	135.9%
Cost of other revenue	2,321,000	493,000	1,828,000	370.8%
Total cost of revenue	8,044,000	2,919,000	5,125,000	175.6%
Operating expenses:
Research and development	13,270,000	7,379,000	5,891,000	79.8%
Selling, general and administrative	38,683,000	21,640,000	17,043,000	78.8%
Total operating expenses	51,953,000	29,019,000	22,934,000	79.0%
Loss from operations	(48,318,000)	(27,425,000)	(20,893,000)	76.2%
Other income (expenses):
Interest income (expense)	(721,000)	(1,911,000)	1,190,000	(62.3)%
Gain on forgiveness of Paycheck Protection Program loan	1,775,000	—	1,775,000	100.0%
Loss on debt extinguishment	(2,076,000)	—	(2,076,000)	100.0%
Other income (expenses)	(96,000)	—	(96,000)	100.0%
Total other income (expenses)	(1,118,000)	(1,911,000)	793,000	(41.5)%
Loss before income taxes	(49,436,000)	(29,336,000)	(20,100,000)	68.5%
Provision for income taxes	(50,000)	(40,000)	(10,000)	25.0%
Net loss	$(49,486,000)	$(29,376,000)	$(20,110,000)	68.5%
Revenue
Total revenue increased by $7.2 million, or 158.8%, to $11.7 million for the nine months ended September 30, 2021 compared to $4.5 million for the same period in 2020. The increase in product sales was driven by increased demand for our Saphyr OGM solutions, including increased instrument sales and greater demand for our reagent rental program and consumables. Demand for our OGM systems is driven by increased market awareness and additional published data demonstrating the utility of OGM. The increase in service and other revenue was primarily driven by sales generated by our Lineagen subsidiary. Below is a summary of changes for the nine months ended September 30, 2021 as compared to the same period in 2020:
•North America revenue increased by $4.0 million, or 168.8%;
•EMEIA revenue increased by $1.9 million, or 97.2%; and
•Asia Pacific revenue increased by $1.3 million, or 590.3%.
Revenue for the nine months ended September 30, 2021, includes service revenue of $3.0 million generated from our Lineagen subsidiary.
Cost of Revenue
Total cost of revenue increased by $5.1 million, or 175.6%, to $8.0 million for the nine months ended September 30, 2021 compared to $2.9 million for the same period in 2020. The increase was primarily due to an increase in sales volume. Gross margins reduced due to higher cost of warranty repairs on OGM products and higher lab costs on our service revenue.
Research and Development Expenses
Research and development expenses increased by $5.9 million, or 79.8%, to $13.3 million for the nine months ended September 30, 2021 compared to $7.4 million for the same period in 2020. The increase is primarily due to a $2.7 million increase in compensation expenses, an increase of $1.7 million in product development costs, and an increase of $0.5 million in professional services. Compensation expense included a $1.0 million increase in stock-based compensation expense as a result of increased grant date fair values of options issued this year and an increase in headcount.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $17.0 million, or 78.8%, to $38.7 million for the nine months ended September 30, 2021 compared to $21.6 million for the same period in 2020. The increase is primarily due to a $11.4 million increase in compensation expenses, $1.9 million in other headcount-related expenses, and $2.2 million in professional services. The increase in compensation expense is driven mainly by a 67.2% increase in headcount. In addition, compensation expense included a $2.9 million increase in stock-based compensation expense as a result of increased grant date fair values of options issued and the increase in headcount. Other headcount-related expenses include the cost of recruiting, temporary employment, and facilities expenses incurred in order to support increased product demand. Professional services include expenses incurred to expand our global marketing outreach as well consulting, audit, legal, and other fees necessary to satisfy our obligations as a public company.
Interest Expense
Interest expense decreased by $1.2 million, or 62.3%, to $0.7 million for the nine months ended September 30, 2021 compared to $1.9 million for the same period in 2020, driven by payment in full of the LSA Innovatus Term Loan during the three months ended June 30, 2021.
Gain on forgiveness of Paycheck Protection Program loan
A gain on forgiveness of Paycheck Protection Program loan of $1.8 million was recognized during the nine months ended September 30, 2021 in connection with the forgiveness of our PPP Loan, including all accrued interest in full.
Loss on debt extinguishment
A loss on debt extinguishment of $2.1 million was recognized during the nine months ended September 30, 2021 in connection with our payment in full of the LSA Innovatus Term Loan, including all accrued interest, an end of term fee, a prepayment fee, and write-off of unamortized debt issuance costs.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred net losses and negative cash flows from operations. We have primarily generated cash flows from sales of equity securities and debt financing. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments, borrowings from credit facilities and revenue from our commercial operations. See Note 6 to our condensed consolidated financial statements for a discussion of our recent equity activity and Note 5 to our condensed consolidated financial statements for a discussion of terms and provisions of our previous debt facilities included elsewhere in this Quarterly Report on Form 10-Q for more information. We incurred net losses of $49.5 million and $29.4 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $193.2 million, cash and cash equivalents of $140.7 million, and available-for-sales investment securities of $185.3 million.
Cash Flows
The following table sets forth the cash flow from operating, investing and financing activities for the periods presented:

Net cash provided by (used in):	Nine Months Ended September 30,
	2021	2020

Operating activities	$(46,305,000)	$(26,210,000)
Investing activities	(185,552,000)	(2,450,000)
Financing activities	334,144,000	30,216,000
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

Net cash used in operating activities was $46.3 million during the nine months ended September 30, 2021 as compared to $26.2 million during the same period in 2020. The increase in cash used in operating activities of $20.1 million was primarily attributed to an incremental headcount growth of 69.5%.
Investing Activities
Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. During the nine months ended September 30, 2021, cash used in investing activities was primarily attributed to the purchase of $205.3 million in available for sale investment securities..
Financing Activities
Net cash provided by financing activities was $334.1 million during the nine months ended September 30, 2021 as compared to the same period in 2020 where we had net cash provided by financing activities of $30.2 million, an increase of $303.9 million. During the nine months ended September 30, 2021, we raised approximately $342.7 million in gross proceeds from executing two follow-on offerings and sales under our at-the-market facilities with Landenburg and Cowen. In addition, we raised approximately $10.1 million from warrant and option exercises.
Paycheck Protection Program
In April 2020, we received loan proceeds of approximately $1.8 million, or the PPP Loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, administered by the U.S. Small Business Administration, or the SBA.
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
Capital Resources
As of September 30, 2021, we had approximately $140.7 million in cash and cash equivalents, available-for-sales investment securities of $185.3 million, and working capital of $324.3 million. Approximately $50 million in cash was used to fund the acquisition of BioDiscovery subsequent to September 30, 2021 as described in Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In August 2020, we filed a shelf registration statement on Form S-3 with the SEC covering the offering, issuance and sale of up to $125.0 million of our securities, including up to $40.0 million of common stock pursuant to an at-the-market facility, or the Ladenburg ATM with Ladenburg Thalmann & Co. Inc. acting as sales agent. During October through December 2020, we sold 27,025,384 shares of common stock under the Ladenburg ATM at an average share price of $0.82, and received gross proceeds of approximately $22.1 million before deducting offering costs of $573,263. In January 2021, we sold an additional 6,298,152 shares of common stock under the Ladenburg ATM at an average share price of $2.68, and received gross proceeds of approximately $16.9 million before deducting offering costs of $422,034. The Ladenburg ATM was terminated effective March 22, 2021.
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

On March 23, 2021, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $350.0 million, through or to Cowen, acting as sales agent or principal, or the Cowen ATM. In August and September 2021, the Company sold 2,256,000 shares of common stock under the Cowen ATM at an average share price of $6.15 per share, and received gross proceeds of approximately $13.9 million before deducting offering costs of $0.6 million.
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
There were no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2021 unless indicated in Note 1 in this Quarterly Report on Form 10-Q. See Note 2 to the condensed consolidated financial statements in our Annual Report.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information concerning recent accounting pronouncements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide information typically disclosed under this Item.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
As of September 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described below and previously reported in our Annual Report.
Material Weaknesses in Internal Control over Financial Reporting
During the preparation of our consolidated financial statements for the year ended December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of

Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management determined that, as of December 31, 2020 and September 30, 2021, there was a material weakness in our internal control environment over financial reporting because we did not have a sufficient number of resources to support the growth and complexity of our financial reporting requirements.
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
Remediation of Material Weaknesses
Management has developed and is actively engaged in implementing a remediation plan to address the material weaknesses described above. The remediation efforts that we have implemented during 2021 include the following:
•Management has engaged external consultants to assist with our internal accounting functions and further enhance our internal controls, which has increased the number of external personnel involved in financial reporting.
•We hired a Senior Manager SEC Reporting & Technical Accounting, a Senior Manager of Accounting, and a Senior Accountant, which has increased the number of qualified full-time employees involved in our financial reporting and the control environment.
We anticipate that these efforts will enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures. While the implementation of improved controls and procedures is ongoing, we have determined that as of September 30, 2021 that the material weaknesses described above have not been fully remediated.
Changes in Internal Control over Financial Reporting
Other than the remediation efforts underway, as described above, there were no material changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•We are an early-commercial-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance;
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
•Acquisitions or joint ventures could disrupt or otherwise harm our business and may cause dilution to our stockholders;
•Our future success is dependent upon our ability to further penetrate our existing customer base and attract new customers;
•We are currently limited to “research use only” with respect to many of the materials and components used in our consumable products including our assays;
•In the near term, sales of our Saphyr system, consumables and genome analysis services will depend on levels of research and development spending by clinical research laboratories, academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our products and adversely affect our business and operating results;
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
Risks related to our financial condition and need for additional capital
We have incurred recurring net losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.*
We incurred net losses of $49.5 million and $29.4 million, and used cash in operations of $46.3 million and $26.2 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $193.2 million. We cannot predict if we will achieve sustained profitability in the near future or at all. We expect that our losses will continue for the foreseeable future as we plan to invest significant additional funds toward expansion of our commercial organization and the development of our technology. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenses will make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this Quarterly Report on Form 10-Q, the market acceptance of our products, future product development and our market penetration and margins.
Our quarterly and annual operating results and cash flows have fluctuated in the past and might continue to fluctuate, which could cause the market price of our securities to decline substantially.*
Numerous factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting uncertain. In addition, these fluctuations may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the others. As a result, comparing our operating results on a period-to-period basis might not be meaningful. You should not rely on our past results as indicative of our future performance. Moreover, our stock price might be based on expectations of future performance that are unrealistic or that we might not meet and, if our revenue or operating results fall below the expectations of investors or securities analysts, the price of our securities could decline substantially.
Our operating results have varied in the past. In addition to other risk factors listed in this section, some of the important factors that may cause fluctuations in our quarterly and annual operating results include:
•adoption of our systems and related products;
•the timing of customer orders to purchase our systems;
•the rate of utilization of consumables by our customers;
•receipt and timing of revenue for services provided by our data solutions service;
•the timing of the introduction of new systems, products, system and product enhancements and services;
•our ability to successfully execute our sales and marketing strategy for our Lineagen products and diagnostic assays;
•the successful execution of our development and integration plans for our BioDiscovery software products and services; and
•the receipt and timing of revenue from our distribution and marketing arrangements.
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

Our future capital needs are uncertain and we will require additional funding in the future to advance the commercialization of Saphyr and our other products and services, as well as continue our research and development efforts. If we fail to obtain additional funding, we will be forced to delay, reduce or eliminate our commercialization and development efforts.*
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts in order to continue the commercialization of our products as well as our research and development programs. During October 2020 through September 2021, as described further under the heading Liquidity and Capital Resources included in Item 2 of this Quarterly Report on Form 10-Q, we raised an aggregate of $384.7 million in gross proceeds from our at-the-market facilities and other public offerings, before deducting underwriting discounts and commissions and other offering costs and expenses. However, in the future, we may need to raise additional funding. For example, we may need to raise additional capital to:
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

Our business, and that of our customers, has been adversely affected by the effects of public health crises, including the COVID-19 pandemic. In particular, the COVID-19 pandemic has materially affected our operations globally, including at our headquarters in San Diego, California, as well as the business or operations of our research partners, customers and other third parties with whom we conduct business.*
Our business could be adversely affected by health crises in regions where we have operations, concentrations of sales and marketing teams, distributors or other business operations. Such health crises could also affect the business or operations of our research partners, customers and other third parties with whom we conduct business. In particular, the COVID-19 pandemic and the measures imposed to contain this pandemic have disrupted and are expected to continue to impact our business.
In response to public health directives and orders implemented in response to the COVID-19 pandemic, we have implemented work-from-home policies for certain employees and temporarily scaled back our operations. We have also modified certain business practices, including those related to employee travel and cancellation of physical participation in meetings, events and conferences, and implemented new protocols to promote social distancing and enhance sanitary measures in our offices and facilities. The quarantine of our personnel and the inability to access our facilities or customer sites has adversely affected, and is expected to continue adversely affecting, our operations. For example, certain members of our workforce are now performing their duties remotely and these employees have not been able to maintain the same level of productivity and efficiency due a lack of resources that would otherwise be available to them in our offices and additional demands on their time, such as increased responsibilities resulting from school closures or the illness of family members. Furthermore, our remote workforce poses increased risks to our information technology systems and data as more of our personnel leverage resources not necessarily within our control.
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
Also, in connection with our Lineagen diagnostic services, COVID-19 poses the risk that we or our employees, contractors, suppliers, courier delivery services and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. The continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain of materials needed for our diagnostic tests, interrupt our ability to receive specimens, impair our ability to perform or deliver the results from our tests, impede patient movement or interrupt healthcare services causing a decrease in test volumes, delay coverage decisions from Medicare and third-party payors, delay ongoing and planned clinical trials involving our tests and have a material adverse effect on our business, financial condition and results of operations.
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
The ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole, and such impacts may not be fully recoverable. In addition, the current and potential adverse impacts of the COVID-19 pandemic on our business, financial condition, results of operations and growth prospects, may also have the effect of heightening many of the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
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
Acquisitions or joint ventures could disrupt or otherwise harm our business and may cause dilution to our stockholders.*
As part of our growth strategy, we have acquired and may continue to acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. We may not be able to locate or make suitable acquisitions on acceptable terms, and future acquisitions may not be effectively and profitably integrated into our business. Our failure to successfully complete the integration of any business that we acquire could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. Integration challenges may include the following:
•disruption in our relationships with customers, distributors or suppliers as a result of such a transaction;
•unanticipated expenses and liabilities related to acquired companies;
•difficulties integrating acquired personnel, technologies, operations and legal compliance obligations into our existing business;
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
Additionally, on October 18, 2021, we completed the acquisition of BioDiscovery, Inc., or BioDiscovery, a U.S.-based software company with solutions for analysis, interpretation and reporting of genomics data, where we paid upfront consideration consisting of a combination of approximately $50 million in cash and $40 million in shares of our common stock, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of October 8, 2021, or the BioDiscovery Merger Agreement, by and among us, Starship Merger Sub I, Inc., Starship Merger Sub II, LLC, BioDiscovery and Soheil Shams, solely in his capacity as the securityholders’ representative, or the BioDiscovery Acquisition, and together with the Lineagen Acquisition, the Recent Acquisitions. The issuance of shares as consideration in the BioDiscovery Acquisition resulted in dilution to our existing stockholders. In addition, pursuant to the BioDiscovery Acquisition, headcount of our consolidated operations increased by 24 employees, which will continue to result in increased selling, general and administrative expenses.
Although we conducted extensive business, financial and legal due diligence in connection with our evaluation of the Recent Acquisitions, our due diligence investigations may not have identified every matter that could adversely affect our business, operating results and financial condition. We may be unable to adequately address the financial, legal and operational risks introduced by the Recent Acquisitions and may have difficulty developing experience with the industry in which Lineagen and/or BioDiscovery operates. Accordingly, we cannot guarantee that the Recent Acquisitions will yield the results we have anticipated and unforeseen complexities and expenses may arise. In addition, we may not achieve the revenues, growth prospects and synergies expected from the Recent Acquisitions any such benefits we do achieve may not offset increased costs, resulting in a potential impairment of goodwill or other assets that were acquired. For future acquisitions, we may similarly be unable achieve revenue, growth prospects and synergies in a manner consistent with our expectations. Our failure to do so could adversely affect our business, operating results and financial condition.
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
For example, on August 13, 2020, we entered into an At Market Issuance Sales Agreement, or the Sales Agreement, with Ladenburg Thalmann & Co. Inc., as sales agent, or Ladenburg, under which we were eligible to offer and sell up to $40.0 million of shares of our common stock from time to time through Ladenburg. During the fiscal year ended December 31, 2020, we sold 27,025,384 shares of common stock under the Sales Agreement for aggregate gross proceeds of approximately $22.1 million and from January 1, 2021 through January 11, 2021, we sold 6,298,152 shares of common stock under the Sales Agreement for aggregate gross proceeds of approximately $16.9 million. On January 12, 2021, we announced the completion of an underwritten public offering of 33,368,851 shares of our common stock for gross proceeds, before deducting underwriting discounts and commissions and offering expenses, of approximately $101.8 million. Moreover, on January 25, 2021, we announced the completion of an underwritten public offering of 38,333,352 shares of our common stock for gross proceeds, before deducting underwriting discounts and commissions and offering expenses, of approximately $230.0 million. In March 2021, we entered into a new at-the-market facility, or the Cowen ATM, with Cowen and Company, LLC, or Cowen, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal. In August and September 2021, the Company sold 2,256,000 shares of common stock under the ATM at an average share price of $6.15 per share, and received gross proceeds of approximately $13.9 million before deducting offering costs of $0.6 million. In addition, we issued shares of our common stock in connection with the Recent Acquisitions and to our previous lender, Innovatus Life Sciences Lending Fund I, LP, in lieu of waiver fees. Any future significant sales of our capital stock would result in dilution to our current stockholders. As a result of these issuances, our investors experienced dilution of their ownership interests.
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
•our ability to continue to fund planned sales and marketing activities; and
•whether private health insurers, government health programs and other third-party payors will adopt our current and future assays in their guidelines, or cover such diagnostic assays and, if so, whether they will adequately reimburse us.
The COVID-19 pandemic may also increase the risk and uncertainty of the events described above and delay our development timelines. Failure to achieve widespread market acceptance of our current products, assays and services, as well as our planned future products, assays and services, would materially harm our business, financial condition and results of operations.
In the near term, sales of our Saphyr system, consumables and genome analysis services will depend on levels of research and development spending by clinical research laboratories, academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our products and adversely affect our business and operating results.
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
Our long-term results depend upon our ability to improve existing products and introduce and market new products successfully.*
Our business is dependent on the continued improvement of our existing products and our development of new products utilizing our current or other potential future technology. As we introduce new products or refine, improve or upgrade versions of existing products, we cannot predict the level of market acceptance or the amount of market share these products will achieve, if any. We cannot assure you that we will not experience material delays in the introduction of new products in the future.
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
•innovate and develop new technologies and applications, including software applications through our BioDiscovery subsidiary, and acquire or obtain rights to third-party technologies that may have valuable applications in the markets we serve;
•successfully commercialize new technologies in a timely manner, price them competitively and manufacture and deliver sufficient volumes of new products of appropriate quality on time; and
•customers’ willingness to adopt new technologies.
In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products that do not lead to significant revenue. For example, we recently completed the BioDiscovery Acquisition and will need to devote time and resources in order to further develop and integrate BioDiscovery’s software and technology solutions for our current and anticipated product offerings. We may be unsuccessful in achieving our desired results or in marketing such solutions to our future customers. Even if we successfully innovate and develop new products and product enhancements, we may incur substantial costs in doing so, and our profitability may suffer.
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
Our current customer base for our RUO products is primarily composed of academic and governmental research institutions and biopharmaceutical and contract research companies and, for our Lineagen diagnostic services, physicians and their patients. Our success will depend upon our ability to respond to the evolving needs of, and increase our market share among, existing customers and additional potential customers, marketing new products and services as we develop them. Identifying, engaging and marketing to customers who are unfamiliar with our current products requires substantial time, expertise and expense and involves a number of risks, including:
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
Security breaches or other types of security incidents affecting our or our third-party service providers’, consultants’, or contractors’ networks or systems could result in a material disruption to our services, compromise personal or sensitive information related to our business, may cause us to incur significant liabilities and adversely affect our business, results of operations, financial condition, and future prospects.*
We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of our business, we collect, store, use, transmit, and otherwise process sensitive, proprietary and confidential information, including but not limited to intellectual property, proprietary business information owned or controlled by ourselves or our customers, financial information and personal information (including protected health information). The secure collection, storage, use, transmission and processing of such information is vital to our operations and business strategy. Any actual or perceived breach of our security measures or those of our third-party service providers, consultants, or contractors could adversely affect our business, operations, financial condition, and future prospects.
The procedures and controls we use to monitor cyber security threats and mitigate our exposure to such threats may not be sufficient to prevent cyber security incidents, and our internal information technology systems and those of our third-party service providers, consultants, and contractors are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war, public health crises (such as the COVID-19 global pandemic), telecommunication and electrical failures, theft as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, viruses, worms, denial-of-service attacks, supply chain attacks, social engineering schemes and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our, or our third-party service providers’ consultants’, or contracts’ system infrastructure or lead to data leakage or misdirected payments to and from us. Ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, loss of data, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. Despite the security controls we have in place, such attacks are very difficult to avoid. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure or acquisition of or access to information, we could incur liability and reputational damage. In addition, these incidents could result in disrupted operations, lost opportunities, misstated financial data, increased costs arising from the implementation of additional security protective measures, incident notification related costs and litigation costs.
While we have security measures in place designed to protect information and prevent data loss and other security breaches, we cannot guarantee that our, or our third-party service providers’, consultants’, or contractors’ security measures will be sufficient to protect against unauthorized access to, or other compromise of such information. The techniques used to sabotage or to obtain unauthorized access to our products, services, platform, systems, networks and/or physical facilities in which data is stored or through which data is transmitted change frequently, and we may be unable to anticipate such techniques or implement adequate preventative measures or stop security breaches that may arise from such techniques. As a result, our safeguards and preventive measures may not be adequate to prevent current or future cyberattacks and security incidents, including security breaches that may remain undetected for extended periods of time, which can substantially increase the potential for a material adverse impact resulting from the breach.
We are also required to comply with laws, rules, industry standards, regulations, policies and contracts that may require us to maintain the security of information. In addition, we may have contractual and other legal obligations to notify relevant stakeholders of security breaches. Failure to prevent or mitigate cyberattacks could result in unauthorized access to, acquisition of or disclosure of such information, including personal information (and protected health information). Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach. Such disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and not use our services, and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. In addition, any costs or other liabilities related to responding to a cybersecurity event or to mitigate any identified security vulnerabilities could be significant, including costs for remediating the effects of such an event, paying a ransom, restoring data from backups, and conducting data analysis to determine what data may have been affected by the breach. In addition, our efforts to contain or remediate a security breach or any vulnerability exploited to cause a breach may be unsuccessful, and efforts and any related failures to contain or remediate them could result in interruptions, delays, loss in customer trust, harm to our reputation, and increases to our insurance coverage. For example, any such event that leads to unauthorized access, use, or disclosure of information, including personal information related to our patient samples or personnel, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
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
We are subject to stringent and changing privacy laws, regulations and standards, as well as policies, contracts and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to enforcement or litigation (that could result in fines or penalties), reputational harm, or other adverse business effects. *
We are or may become subject to numerous foreign and domestic laws, regulations and standards, as well as policies, contracts and other obligations regarding privacy and data security that govern the personal information and other data we may collect, store, use, or process. The regulatory framework for privacy and data protection issues is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, storage, destruction, and disclosure of personal information and breach notification procedures. We are also or may become required to comply with laws, rules and regulations relating to data security. Interpretation of these laws, rules and regulations in applicable jurisdictions is subject to change and may result in potentially conflicting obligations.
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information. Such laws may apply to us, our customers or our service providers. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA as well as their covered subcontractors. Most healthcare providers in the United States, including institutions from which we may obtain customer data, are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH. A person may be prosecuted for alleged HIPAA violations either directly or indirectly such as under aiding-and-abetting or conspiracy principles. Further, depending on the facts and circumstances, we could face substantial civil and criminal penalties and liabilities if we fail to comply with our obligations (required by law and/or contract) in our processing of such information and/or if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.
In the United States, at the state level, the California Consumer Privacy Act of 2018, or the CCPA, which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations and contains a private right of action for data breaches that is expected to increase litigation involving misuse of personal information of California residents. The CCPA may increase our compliance costs and potential liability. In addition, California voters recently approved the California Privacy Rights Act of 2020, or CPRA, which goes into effect on January 1, 2023. The CPRA is expected to, among other things, give California residents the ability to limit the use of their personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. Some observers have noted that the CCPA and CPRA could mark the beginning of a trend of states adopting more stringent privacy laws in the U.S., which could further increase our compliance costs, potential liability and adversely affect our business. For example, Virginia recently passed its Consumer Data Protection Act, and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023.
The global data protection landscape is also rapidly evolving, and we expect there will continue to be new and proposed laws, regulations, and industry standards concerning privacy, data protection, and information security. We cannot yet determine the impact that such future laws, regulations and standards may have on our business. For example, in May 2018, the European Union’s General Data Protection Regulation, or the GDPR, took effect across the European Economic Area, or the EEA. Also, notwithstanding the United Kingdom’s, or the UK’s withdrawal from the EU, the GDPR continues to apply in substantially equivalent form in the context of the UK, UK establishments and UK-focused processing operations by operation of the so-called “UK GDPR.” European data protection laws impose stringent data protection requirements and to date, have increased compliance burdens on us, including by mandating burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process their personal data. The GDPR also provides for more robust regulatory enforcement and greater fines for noncompliance than previous data protection laws, including fines of up to €20 million or 4% of global annual revenue of any noncompliant company for the preceding financial year, whichever is greater as well as the potential for processing penalties that include the inability to process European personal data.
European data protection laws including the GDPR also generally prohibit the transfer of personal information from Europe to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. The Court of Justice of the European Union, or CJEU, recently raised questions about whether the European Commission’s Standard Contractual Clauses, one of the primary mechanisms used by U.S. companies to import personal information from Europe, complies with the GDPR. While the CJEU upheld the validity of Standard Contractual Clauses, the CJEU ruled that the underlying data transfers must be assessed on a case-by-case basis by the data controller to determine whether the personal information will be adequately protected. Further, the European Commission recently adopted new SCCs under the GDPR for personal data transfers outside the EEA, which may require us to expend significant resources to update our contractual arrangements and conduct personal data transfer impact assessments. At present, there are few if any viable alternatives to the Standard Contractual Clauses and, therefore, there is uncertainty regarding how to ensure that transfers of personal information from Europe to the United States comply with the GDPR. As such, any transfers by us, our customers or our third-party service providers, of personal information from Europe may not comply with European data protection laws; may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions; and may reduce demand for our services from companies subject to European data protection laws. Loss of our ability to transfer personal information from Europe may also require us to increase our data processing capabilities in those jurisdictions at significant expense. Moreover, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.
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
In Canada, where we may also operate or have customers, the Personal Information Protection and Electronic Documents Act, or PIPEDA and various provincial laws require that companies give detailed privacy notices to consumers, obtain consent to use personal information, with limited exceptions, allow individuals to access and correct their personal information, and report certain data breaches. In addition, Canada’s Anti-Spam Legislation, or CASL, prohibits email marketing without the recipient’s consent, with limited exceptions. Failure to comply with PIPEDA, CASL, or provincial privacy or data protection laws could result in significant fines or penalties or possible damage awards.
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
Compliance with applicable privacy and data security laws and regulations and other related obligations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with our data protection obligations. These obligations may necessitate changes to our information technology systems and data practices. Any failure or perceived failure by us or third parties working on our behalf to comply with applicable laws and regulations, any privacy and data security obligations pursuant to contract, our stated privacy or security policies, or obligations to customers or other third parties may result in governmental enforcement actions (including fines, penalties, judgments, settlements, imprisonment of company officials and public censure), civil claims, litigation, damage to our brand and reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our business, operations and financial performance.
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
Billing for clinical laboratory testing services in connection with our Lineagen diagnostic services is complex, time-consuming and expensive. Depending on the billing arrangement and applicable law, we bill various payors, including Medicare, Medicaid, private insurance companies, private healthcare institutions, and patients, all of which have different billing requirements. We generally bill third-party payors for our diagnostic testing services and pursue reimbursement on a case-by-case basis where pricing contracts are not in place. To the extent laws or contracts require us to bill patient co-payments or co-insurance, we must also comply with these requirements. We may also face increased risk in our collection efforts, including potential write-offs of accounts receivable and long collection cycles, which could adversely affect our business, results of operations and financial condition.
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
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we or our collaborators will receive for any cleared or approved product. Based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. Any reduction in payments from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent our customers from successfully commercializing any tests for which they receive approval, which could prevent us from being able to generate revenue and attain profitability.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of October 28, 2021, we (directly or through our wholly owned subsidiary Lineagen, Inc.) were the assignee or assignee-applicant of 21 granted U.S. patents and 17 pending U.S. patent applications. We also were the assignee-applicant of approximately 94 pending patent applications and granted patents in particular jurisdictions outside the U.S. If we fail to protect and/or maintain our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, and/or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
We have never paid dividends and we do not intend to pay dividends on our capital stock.*
We have never declared or paid any cash dividend on our capital stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, realization of a gain on your investment will depend on the appreciation of the price of our securities, which may never occur.
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
We are an emerging growth company, and the reduced reporting requirements applicable to emerging growth companies could make our securities less attractive to investors.*
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our Annual Report and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We can remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) ending December 31, 2023, which is the end of the fiscal year following the fifth anniversary of the closing of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our securities less attractive because we may rely on these exemptions, which could result in a less active trading market for our securities and increased volatility in the price of our securities.
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
As of June 30, 2021, the market value of our common stock held by non-affiliates exceeded $700.0 million. As a result, we will be a large accelerated filer and thus will cease to be an emerging growth company effective December 31, 2021. Additionally,, we will no longer qualify as a smaller reporting company beginning with our first Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2022.
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

We have begun to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.*
As a newly public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive-compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of this new legislation, but cannot assure you that we will not be required to implement these requirements sooner than planned and thereby incur unexpected expenses. As of June 30, 2021, the market value of our common stock held by non-affiliates exceeded $700.0 million. Consequently, we will be a large accelerated filer and will therefore cease to be an emerging growth company effective December 31, 2021. As a result of this transition, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company and expect to incur additional legal and financial compliance costs as a result. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
In addition, as of September 30, 2021, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of an aggregate of 21,104,867 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation, as amended.
3.2 (1)	Amended and Restated Bylaws.
4.1 (2)	Form of Common Stock Certificate
4.5 (2)	Form of Warrant to Purchase Series D-1 Preferred Stock issued to Midcap Financial Trust.
4.6 (2)	Form of Warrant to Purchase Common Stock Issued to Underwriters.
4.7 (2)	Form of Warrant Certificate (included in Exhibit 4.8).
4.8 (2)	Form of Warrant Agent Agreement by and between the Registrant and American Stock Transfer & Trust Company LLC, as warrant agent.
4.9 (3)	Form of Warrant to Purchase Common Stock for Service Providers.
4.11 (4)	Registration Rights Agreement, dated March 14, 2019, between the Company and Aspire Capital Fund, LLC.
4.12 (4)	Registration Rights Agreement, dated March 14, 2019, by and among the Company and the Innovatus Investors.
4.13 (5)	Form of Warrant to Purchase Common Stock issued to Investors in October 2019 Public Offering.
4.14 (6)	Form of Warrant to Purchase Common Stock issued to Investors in April 2020 Public Offering.
10.1	Non-Employee Director Compensation Policy, as Amended.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

BIONANO GENOMICS, INC.

Dated: November 4, 2021	By: /s/ R. Erik Holmlin, Ph.D.
R. Erik Holmlin, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 4, 2021	By: /s/ Christopher Stewart
Christopher Stewart
Chief Financial Officer (Principal Financial and Accounting Officer)