Form 10-K
period 2021-12-31
Bionano Genomics, Inc.
filed 2022-03-01
CIK 1411690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,045,466,000 based on the closing price of the registrant’s common stock on June 30, 2021 of $7.33 per share, as reported by the Nasdaq Capital Market.

As of February 24, 2022, the Registrant had 289,612,949 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement, or the Proxy Statement, for the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2021.

As used in this Form 10-K, “Bionano,” the “Company,” “we,” “our,” and “us” refer to Bionano Genomics, Inc. and its subsidiaries or, as the context may require, Bionano Genomics, Inc. only. "Lineagen" and "BioDiscovery" refer to our wholly owned subsidiaries, Lineagen, Inc. and BioDiscovery, LLC.
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
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including risks described in the section entitled “Risk Factors” and elsewhere in this Annual Report, regarding, among other things:
•the size and growth potential of the markets for our products, and our ability to serve those markets;
•the rate and degree of market acceptance of our products;
•our ability to manage the growth of our business and integrate acquired businesses;
•our ability to expand our commercial organization to address effectively existing and new markets that we intend to target;
•the impact from future regulatory, judicial, and legislative changes or developments in the U.S. and foreign countries;
•our ability to successfully execute our strategy and meet anticipated goals and milestones
•our ability to compete effectively in a competitive industry;
•the introduction of competitive technologies or improvements in existing technologies and the success of any such technologies;
•the performance of our third-party contract sales organizations, suppliers and manufacturers;
•our ability to attract and retain key scientific or management personnel;
•the accuracy of our estimates regarding expenses, future revenues, reimbursement rates, capital requirements and needs for additional financing;
•the impact of the COVID-19 pandemic on our business and operations, as well as the business or operations of our suppliers, customers, manufacturers, research partners and other third parties with whom we conduct business and our expectations with respect to the duration of such impacts and the resulting effects on our business;
•we may not realize the anticipated benefits and synergies of our recent and any future acquisitions or other strategic transactions;
•our ability to obtain funding for our operations; and
•our ability to attract collaborators and strategic partnerships;
You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part I, Item 1A Risk Factors and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report.
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
4

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
RISK FACTOR SUMMARY
Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, and other risks and uncertainties that we face, are set forth below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the SEC before making investment decisions regarding our securities.
•We are an early-commercial-stage company and have a limited commercial history, which may make it difficult to evaluate our current business and predict our future performance;
•We have incurred recurring net losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability;
•Our quarterly and annual operating results and cash flows have fluctuated in the past and might continue to fluctuate, which makes our future operating results difficult to predict and could cause the market price of our securities to decline substantially;
•Our business, and that of our customers, has been adversely affected by the effects of public health crises, including the COVID-19 pandemic. In particular, the COVID-19 pandemic has materially affected our operations globally, including at our headquarters in San Diego, California, as well as the business or operations of our research partners, customers and other third parties with whom we conduct business. As a result, in some cases we have had to delay instrument installations or service-related visits.
•Our future capital needs are uncertain and we may require additional funding in the future to advance the commercialization of Saphyr, NxClinical and our other products, technologies, and services, as well as continue our research and development efforts. If we fail to obtain additional funding, we will be forced to delay, reduce or eliminate our commercialization and development efforts;
•Acquisitions, joint ventures and other strategic transactions could disrupt or otherwise harm our business and may cause dilution to our stockholders;
•If our products or technologies fail to achieve and sustain sufficient market acceptance, our revenue will be adversely affected;
•Our future success is dependent upon our ability to further penetrate our existing customer base and attract new customers;
•We are currently limited to “research use only” with respect to many of the materials and components used in our consumable products including our assays;
•In the near term, sales of our Saphyr system, the NxClinical software, our consumables and genome analysis services will depend on levels of research and development spending by clinical research laboratories, academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our technologies, products and adversely affect our business and operating results;
•If we do not successfully manage the development and launch of new products and technologies, our financial results could be adversely affected;
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
•If we are unable to protect our intellectual property, it may reduce our ability to maintain any technological or competitive advantage over our competitors and potential competitors, and our business may be harmed; and
•The price of our securities may be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment.
5

PART I
ITEM 1. BUSINESS
Overview
We are a global genomics company focused on elevating the health and wellness of all people. We are pioneers of optical genome mapping, or OGM, for genome analysis and provide a suite of genome analysis solutions designed to enable researchers and clinicians to reveal answers to challenging questions in biology and medicine. Our mission is to transform the way the world sees the genome through OGM solutions, clinical testing and laboratory services and software. We offer OGM and software solutions for applications across applied, translational and clinical research and we offer diagnostic services to physicians specializing in medical management for individuals with genetic conditions such as pediatric neurodevelopmental disorders, or NDDs, including autism spectrum disorders, or ASDs.
We market and sell the Saphyr® system, which delivers OGM data to enable ultra-sensitive and ultra-specific detection of all classes of structural variation. The Saphyr system is used in clinical and discovery research to streamline the identification of structural changes in chromosomes, known as cytogenetics, and to accelerate the search for answers in genetic disease and cancer applications. The Saphyr system is comprised of an instrument, chip consumables, reagents and software containing a suite of data analysis and visualization tools. In addition to our Saphyr system and software products, we offer laboratory services to provide data generated by the Saphyr system to researchers seeking access to OGM data. The Saphyr system has been shown to outperform the current gold standard methods for cytogenetics and molecular genetics including karyotyping, fluorescence in-situ hybridization (FISH), Southern blot and chromosomal microarray. The Saphyr system has also been shown to identify structural changes in chromosomes that cannot be identified using current commercially available solutions for gene sequencing.
We provide proprietary molecular genetic clinical testing services for individuals demonstrating clinical presentations consistent with NDDs, including ASDs and other disorders of childhood development. Our comprehensive genetic testing services include reporting for known NDD-causing genome variations, including testing for proprietary variations, and combines testing with our Proprietary Variant Index (PRISM) which uses a proprietary database of over 35,000 individuals with NDDs tested with over 60,000 tests that provides additional evidence for candidate genes associated with NDDs. This testing is a CLIA-certified diagnostic testing service, and we have expertise in selling cytogenetic assays to physicians, providing genetic counseling services to individuals undergoing testing and their families, and contracting with third-party payors for reimbursement.
We also provide laboratory services to clinicians, scientists, pharmaceutical companies, and others who are seeking to incorporate OGM into their genomics research without the need to bring our Saphyr system in house. Laboratory services for OGM are performed in our laboratory facilities in San Diego and at partner laboratories in the United States and Europe, and serve as solutions for researchers and clinicians who would like to use OGM for various applications in genomics but have yet to acquire the Saphyr.
Our software solutions deliver genomic data interpretation solutions tailored for research use in cytogenomics and molecular pathology labs in genetic disease and cancer research markets, with an emphasis on structural variation. We offer an industry-leading, platform-agnostic software solution that can integrate OGM with next-generation sequencing, or NGS, and microarray data. This software solution is designed to provide analysis, visualization, interpretation and reporting of structural variants, single-nucleotide variants and absence of heterozygosity across the genome in one consolidated view. Our software currently enables analysis of NGS and microarray data, and we are developing a version that we expect to be able to incorporate OGM data to make our software a more comprehensive offering for analysis of genomic data. We believe the integration of OGM with data types common in the industry, such as Variant Call Format (VCF), and Binary Alignment Map (BAM), should accelerate and broaden our position in digital cytogenetics and comprehensive genome analysis by enabling us to simplify the assessment of clinically relevant variants in cytogenomics applications, potentially reducing interpretation time per sample and expanding our reach into the discovery and translational research markets through the combination of OGM and NGS data.
Over the past year, we believe we have transformed our business from an instrument company to a provider of a full suite of genomics solutions. We expanded into molecular genetic clinical testing services through our August 2020 acquisition of Lineagen Inc. Our recent expansion into software solutions was made possible by our October 2021 acquisition of BioDiscovery, LLC. We believe that these acquisitions, along with internal investments in research and development and the build out of our commercial teams, have positioned us well to make OGM standard of care for many constitutional genetic disorders and cancers.
Recent Highlights
Commercial Adoption of Offerings for Saphyr
Bionano executed on its commercialization strategy, expanded the utilization of its Saphyr system and increased the amount of Bionano data generated across the globe, driving scientific momentum.

•Grew our installed base to 164 as of December 31, 2021, an increase of approximately 69% from a total installed base of 97 as of December 31, 2020. Installed base represents the global number of Saphyr instruments installed at end-customer locations and therefore ready to process optical genome mapping.
•Sold 3,204 flowcells in the fourth quarter of 2021, an increase of approximately 29% over the 2,484 flowcells sold during the fourth quarter of 2020. For the year ended December 31, 2021, total flowcells sold reached 12,518, an increase of approximately 98% over the 6,311 flowcells sold during the year ended December 31, 2020. The Saphyr chip is the consumable that packages nanochannel arrays for DNA linearization. In its current form, each Saphyr chip has three flowcells. Flowcells sold refers to the units of genome mapping consumables used for analyzing one genome, purchased by customers to process optical genome mapping.
Validated the Utility of OGM for Applications in Clinical Research with Benchmarking, Scientific Publication and Adoption
Rigorous and extensive benchmarking of Saphyr was conducted against traditional cytogenetic methods and long read sequencing and these results were published and validated in several key publications, presentations and announcements including:
•OGM demonstrated 100% concordance with karyotyping, FISH, and chromosomal microarray in constitutional disorders in two studies appearing in the August 2021 issue of the American Journal of Human Genetics;
•The authors in these back-to-back AJHG publications describe OGM as a better alternative to traditional cytogenetics assays for both inherited genetic disease and hematologic malignancy applications since it consolidates multiple antiquated methods requiring manual integration for interpretation into a single workflow with higher resolution for detection of all classes of structural variants.
•University Hospitals Leuven in Belgium, received its accreditation from the Belgian Accreditation Body (BELAC) for using OGM in analysis of acute lymphoblastic leukemia (ALL) and showed significant improvements in cost and turnaround time relative to traditional techniques of FISH and MLPA.
•Published study by Johns Hopkins University in the Journal of Clinical & Anatomic Pathology outlining a stepwise approach to adoption of OGM for cancer analysis in their cytogenetics lab.
•A team from the University of Iowa published the largest clinical research study to date evaluating OGM for facioscapulohumeral muscular dystrophy (FSHD). The study, published in the Journal of Molecular Diagnostics, concluded that OGM can be performed quicker, more accurately, and more reproducibly than the current gold standard method of Southern blot analysis.
•Publication of a study and of 76 subjects by authors at The University of Texas MD Anderson Cancer Center, which evaluated the utility of OGM as an alternative to traditional cytogenomic methods for the characterization of structural variation (SV) in myelodysplastic syndrome (MDS). The study was published in Blood, the journal of the American Society of Hematology (ASH) and presented at the 2021 ASH annual conference.
•Publication of a study from the International COVID-19 Host Genome Structural Variation Consortium, which is a global open host genome structural variation consortium for COVID-19 response. The consortium is comprised of over 30 researchers from leading institutions who are using OGM to assess structural variations in the human genome that could be contributing to COVID-19 susceptibility or progression. In this study, OGM was conducted on samples from 52 severely ill COVID-19 subjects to investigate structural variations as decisive predisposition factors associated with COVID-19. The researchers identified 7 structural variations in 9 subjects (17% of subjects analyzed) involving genes implicated in two key host-viral interaction pathways: innate immunity and inflammatory response, and viral replication and spread.
•Researchers from leading institutions in the US published in medRxiv the first readout from the ongoing multi-site clinical research study designed to support OGM as an alternative to traditional workflows in cytogenetics for postnatal inherited genetic disease. The IRB-approved clinical study evaluated 331 individual sample runs from 202 unique samples across five sites for interim measures of key endpoints:
◦Concordance with traditional techniques – 97.7% (214 out of 219 samples)
◦Partially concordant with traditional techniques – 2.3% (5 out of 219 samples)
◦Concordance with traditional techniques for pathogenic variant calls – 100% (219 out of 219 samples)
◦Concordance with chromosomal microarray (CMA) – 100% (103 out of 103 samples)
◦First-pass success rate for OGM – 94% (311 out of 331 samples)
◦Reproducibility of analytical QC from site-to-site – 98.8% (171 out of 173 replicates)

◦Reproducibility of pathogenic variant calls from site-to-site – 100% (173 out of 173 replicates)
•Researchers from the Medical College of Georgia/Augusta University published a study that evaluated the performance and utility of combining OGM and a 523-gene NGS panel for comprehensive evaluation of myeloid tumors and compared it to standard cytogenetic methods (karyotyping and fluorescence in situ hybridization (FISH) and a 54-gene NGS panel. The combination of OGM and a 523-gene NGS panel is superior to standard methods and more cost effective than whole genome sequencing.
COVID-19 Overview
The COVID-19 pandemic, and the measures imposed to contain this pandemic in areas where we operate our business and elsewhere have disrupted and are expected to continue to impact our business. COVID-19 related disruptions to the global supply chain created and may continue to create challenges in our getting sufficient components and raw materials for production of our OGM systems and consumables. At various times throughout the pandemic, we have been unable to visit certain customer sites to support installation or service our OGM systems. In addition, study enrollment for clinical studies generally has been affected by COVID-19. While we have not experienced adverse effects on study enrollment, we may begin to as we continue to pursue clinical studies.
For a more detailed discussion of the impacts of the COVID-19 pandemic on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19.”
Industry Background
Genome analysis is the process of extracting and interpreting biological information from DNA and RNA. DNA is the code that is found in all living cells and determines the characteristics and health of all living organisms. Although each organism’s DNA order is unique, all DNA is composed of the same four nucleotides that come in pairs, which are referred to as base pairs. The human genome is composed of six billion of these base pairs (three billion of which are the maternal copy and three billion of which are the paternal copy of the genome), distributed across 23 pairs of chromosomes ranging in size from approximately 50 million to approximately 250 million base pairs. Genome variation is defined as at least one base pair differing in a comparison of sequence against a reference standard and can be as large as tens of millions of base pairs.
Genome structure refers to the way in which the various functional elements of the genome such as genes, reading frames, promoters and others are ordered, oriented and organized across the 23 pairs of chromosomes. Structural variations represent differences in the amount or location of genomic DNA from one individual compared to a reference genome. Structural variation is one of the most biologically important aspects of the human genome and is a major factor for the cause of genetic disorders and cancer. Each structural variation involves the rearrangement or repetition of as few as several hundred base pairs to as many as tens of millions of base pairs. Structural variations may be inherited or arise spontaneously. Structural variations are well-known to cause diseases such as constitutional genetic disorders and cancer. Many researchers and clinicians now agree that despite major advances in the speed and cost-effectiveness of DNA sequencing, it fails to reliably detect structural variations. OGM enables the detection of all classes of structural variants, and we believe no methodology exists that can detect structural variations more comprehensively or cost efficiently than OGM with the Saphyr system.
We believe the traditional cytogenomic methods of detecting structural variations for research and clinical applications, karyotyping, CMA, and fluorescent in situ hybridization, or FISH, are antiquated and cumbersome and can only detect a small proportion of the structural variations across an entire genome. OGM is designed to offer cytogeneticists the ability to fully digitize and replace these traditional methods with one simplified, cost effective and scalable workflow using the Saphyr system.
We believe that software is necessary for genome analysis and should be the primary interface for how cytogeneticists interact with the data and report their findings. We believe the software’s ease of use, core analysis functionality and the time necessary to obtain a reportable result are the most important factors to customers when considering a platform adoption decision and that data interpretation is typically a critical bottleneck in methods of genome analysis and therefore software is a key component in the entire workflow. The majority of software solutions on the market today have been developed with NGS as the primary application with the focus on the interpretation and reporting of single nucleotide variants (SNVs) instead of SVs. Our software solution, NxClinical, was developed with copy number variation as the core focus and has become established as an industry leading solution for interpretation and reporting of CNVs for CMA and NGS. To the extent we are successful in integrating OGM into NxClinical, we anticipate that our software will be the first software solution delivering a fully integrated interpretation capability for SVs from OGM as well as seamless integration with NGS, with the potential to enable complementary OGM and NGS workflows through one software solution.
Our Solutions
OGM Systems

OGM is our proprietary approach to measuring genome structure and structural variation. The OGM workflow is novel, comprehensive, scalable, cost effective and highly differentiated. OGM data are currently generated using the Saphyr system, which directly measures sequence specific patterns (SSPs) along extremely long DNA molecules in an unbiased approach without any amplification. Using the SSPs, software constructs detailed physical map of the genome that accurately assigns the chromosomal location, order, orientation and quantity of sequence and in-turn, all the genome’s functional elements. We believe OGM is capable of comprehensive, cost effective and efficient detection of all classes of SVs and CNVs. Today, these structural variations cannot be reliably detected by genome sequencing. High throughput sequencers, of which there are approximately 16,000 currently installed worldwide, are reliable for detecting genomic differences involving a few base pairs or SNVs, which Saphyr does not identify. Sequencing, including NGS, cannot reliably detect the larger structural variations that our Saphyr system is designed to detect. Therefore, Saphyr may be adopted alongside this installed base of sequencers as a complement that is designed to give users the ability to see a much wider scope of genome variation from single bases of DNA to full chromosomes.
OGM was built upon four key elements:
•Extremely long molecules for analysis. The Saphyr system is capable of analyzing single molecules that are on average approximately 250,000 base pairs in length and can be as long as millions of base pairs. These lengths are over 1,000 times longer than the average read length with Illumina sequencing systems and approximately 10-20 times longer than the average read lengths with Pacific Biosciences of California, or PacBio, and Oxford Nanopore systems. We believe these long read lengths overcome the inherent challenges of genome complexity and are the key to Saphyr’s unprecedented sensitivity and specificity.
•Proprietary nanotechnology for massively parallel linearization and analysis of long molecules with single molecule imaging. Analyzing these extremely long chromosomal fragments required invention. We invented, patented, developed and commercialized nanochannel arrays to capture long single molecules of DNA from solution and unwind and linearize them for structural variation analysis. Each molecule is imaged separately, making it possible to deconvolute complex mixtures including haplotypes and heterogeneous tumors.
•DNA labeling chemistry specifically for physical mapping. The detailed analysis of SSPs we use is also highly unique and novel. Instead of identifying the sequence of every base pair in these long fragments, we label and detect SSPs or motifs that occur universally across every genome with an average frequency of approximately one site for every few thousand base pairs. The key to our method entails introducing fluorescent tags at the sequence-specific site using highly specific and robust enzymatic chemistry along the extremely long fragments. These fragments, stretched out in nanochannels, are then directly imaged allowing us to measure the distance between labels with high accuracy. The pattern of labels detected on all these fragments can then be related to the pattern of sequence motif sites in a reference genome for comparison. Changes in the pattern indicate structural variation.
•Bioinformatic tools for structural variation analysis. Finally, our approach includes a novel bioinformatics platform that we developed from the ground-up to take advantage of the unique benefits of our solution. It comprises proprietary algorithms for the construction of a structurally accurate physical map of the genome to assign structure. Physical maps of a test subject are then compared to a reference or other subjects in cross-mapping analysis that allows our system to detect genome wide structural variation, including the most complex balanced events.
The Saphyr system provides a solution for comprehensive structural variation analysis at a higher resolution than traditional techniques allowing for more answers that matter to be obtained in genetic disease and cancer applications. We believe that Saphyr is the only product capable of detecting structural variations at high sensitivity and specificity with a workflow that is cost-effective and time efficient.
Our customers include researchers and clinicians who seek to identify and understand the biological implications of genome variation. We believe that Saphyr can replace more traditional cytogenetic tools which are expensive, slow and labor-intense, with an advanced solution designed to simplify workflow, reduce cost, and increase assay success rates. We believe Saphyr has the potential to significantly increase success rates and provide more answers across a wide range of applications in genomics.
Testing and Laboratory Services
We offer tests that use CMA for evaluation of patients suspected of having certain genetic diseases, which is recommended by the American College of Medical Genetics and Genomics (ACMG), the American Academy of Pediatrics (AAP), and the American Academy of Neurology (AAN), among other renowned societies. We are actively performing research to determine whether OGM with the Saphyr system can replace CMA as the front-line test for children with developmental disorders. As the scientific, peer-reviewed literature supports this claim, the coding entities such as CMS and the AMA would need to adopt the proper procedural codes to allow for insurance reimbursement of new testing methodologies before they become mainstream clinical diagnostic instruments. Importantly, OGM is expected to be able to detect full mutations consistent with fragile X syndrome, which is another front-line test for children, especially males, with autism spectrum disorder and intellectual disability. Studies are ongoing to determine the sensitivity and specificity for OGM as it relates to fragile X syndrome. We also employ Whole Exome Sequencing (WES), which aims to detect genome SNVs that are different from genome structural variations and are not detectable by OGM.
We believe we are uniquely positioned to develop LDT’s that can improve upon the existing standards of care for diagnostic testing for NDDs. We have an established channel to work with payers to secure reimbursement alternatives for Saphyr-based testing. If reimbursements can be established, we intend to share our strategies with our customers to drive demand for the Saphyr system. We plan to expand our testing menu with inclusion of OGM to demonstrate workflow implementation in a clinical setting in order to drive adoption as well as serve as a conduit for enabling access for those customers unable to make a capital equipment expenditure. Our goal is to enable access, demonstrate excellence of the OGM workflow as a model within a CLIA setting for educational purposes, drive advancements in product development for clinical grade testing of OGM at scale.
Software Solutions
We offer industry leading genome analysis software that enables genomics labs to analyze and interpret data across a wide range of platforms to generate highly informative data visualizations for streamlined and simple reporting of causal variants. Today, NxClinical software is among the most comprehensive solutions for analysis and interpretation of any microarray or NGS generated data integrating copy number variants (CNVs), absence of heterozygosity (AOH) and loss of heterozygosity (LOH), as well as SNVs from sequencing data into a single well integrated interface that is used across the globe by renowned academic and commercial clinical laboratories.
Our acquisition of BioDiscovery has expanded our portfolio into providing data analysis and interpretation solutions across NGS, CMA and OGM. These software solutions are expected to allow us to leverage and expand our network of Bionano customers and to potentially enable future adoption of OGM. We believe integrating OGM data into NxClinical should substantially improve the analysis and reporting capabilities of our current Saphyr system, making OGM easier to adopt and use by our customers. Through BioDiscovery, we can now serve the NGS and array markets directly though software with an industry leading data interpretation solution for revealing more answers with delivery of copy number variants across the genome. Our software monetization strategy is predicated on a pay-per-sample model where customers running NGS and/or array today can adopt, which sets the stage for future OGM adoptions. Software is a way for us to participate directly in the NGS market while also enabling OGM data to be seamlessly integrated with NGS in one view for a comprehensive analysis, which is unique to Bionano.
Our Commercial Offerings
The Saphyr System and Consumables

We develop and market the Saphyr system, a complete sample-to-result solution for structural variation analysis by OGM that empowers comprehensive genome analysis and facilitates a deeper understanding of genetic variation and function. We believe the Saphyr system is capable of addressing the needs for structural variation analysis because it is:
•Highly sensitive. We believe Saphyr is the most sensitive detector of structural variations larger than 500 base pairs currently on the market.
•Cost effective. The consumables cost per genome, at an average of approximately $500, can be less than the combination of standard techniques and well below both short-read and long-read WGS at a depth of 160x coverage.
•Scalable and fast. Relative to traditional techniques, Saphyr has demonstrated up to a 75% reduction in turnaround time for analysis of acute lymphoblastic leukemia (ALL) subjects when used instead of karyotyping, FISH and MLPA.
The Saphyr Instrument

The Saphyr instrument is a single-molecule imager that includes high performance optics, automated sample loading based on machine learning algorithms and computational hardware and control software. The instrument’s high-performance optics simultaneously image DNA linearized in hundreds of thousands of nanochannels. The instrument’s control interface is the user’s primary control center to design and monitor experiments as they occur in real time. The computational hardware is responsible for the secondary processing of the image data being produced on the Saphyr. The Saphyr instrument is currently capable of analyzing up to 5,000 human genomes per year at 30x coverage. At the end of 2021 we announced the completion of a prototype currently in development that is expected to significantly increase the throughput.
The Saphyr Chip
The Saphyr Chip® is the consumable that packages the nanochannel arrays for DNA linearization. In its current form, each Saphyr chip has three flow cells containing approximately 120,000 nanochannels that are roughly 30 nanometers wide, and each flowcell can hold one unique sample. To manufacture the arrays, we use photolithography in a semiconductor fabrication facility to print hundreds of thousands of tiny grooves on silicon wafers and then dice the wafers into individual chips. Our chips are inexpensive to manufacture and highly scalable. The fluidic environment in each channel allows individual molecules to move swiftly utilizing only the charge of DNA. Hundreds of thousands of molecules can move through hundreds of thousands of parallel nanochannels simultaneously, enabling extremely high-throughput processing on a single-molecule basis.
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
Software Solutions
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
NxClinical is among the most comprehensive and up-to-date solutions for cytogenetics and molecular genetics, providing one system for analysis and interpretation of all genomic variants from microarray and NGS data. We are developing a version of NxClinical to incorporate OGM data, which is expected to become our software solution once completed.
Testing and Laboratory Services
Through Bionano Labs, we offer OGM data to researchers seeking access to OGM data. We intend to build a menu of LDT’s on Saphyr to demonstrate the capabilities of OGM.
FirstStepDx PLUS is a CMA designed to identify an underlying genetic cause in individuals with autism spectrum disorder, developmental delay, and intellectual disability.
Fragile X syndrome (FXS) testing is designed to detect individuals (both males and females) with FXS, as well as carriers of the condition.
NextStepDx PLUS is a whole exome sequencing test designed to identify genetic variants that are associated with disorders of childhood development.
EpiPanelDx PLUS is a genetic testing panel designed for patients who have experienced seizures, infantile spasms, encephalopathy, or febrile seizures.
PGx test identifies over 60 alleles in 11 genes. PGx testing is one aspect of personalized medicine and is used to aid health care providers with medications and dosage.
Market Opportunity
According to Markets and Markets, the worldwide market for genomics products and services is expected to reach approximately $54.4 billion by 2025, up from approximately $22.7 billion in 2020, representing a compound annual growth rate of 19%.
We believe the two areas of the genomics market that are driving demand for the Saphyr System are:
•Consolidation of traditional cytogenetics techniques in constitutional and cancer applications. To provide a robust clinical analysis, cytogenetic assays detect known structural variations that are linked to specific diseases or therapeutic responses. The technologies used for detecting structural variations are expensive and involve cumbersome workflows with relatively limited ability to scale to higher volumes or more complex testing panels. Sequencers tend not to be used for cytogenetics due to their inability to reliably detect structural variations. Cytogenetics laboratories are beginning to adopt Saphyr as a more effective, scalable and efficient approach to finding the structural variations causative to genetic diseases and cancer. For this segment, Saphyr is used alone tool for providing comprehensive and accurate detection of all classes of structural variations and enable clinically relevant calls without the need for any sequencing or legacy cytogenetic technology. We estimate that approximately 2,500 cytogenetics labs exist worldwide.
•Combining OGM with sequencing for molecular genetics and discovery research applications. In discovery research across patient cohorts, sequencing is primarily used to find SNVs responsible for disease or therapeutic response. Sequencing alone, however, is significantly limited due to its inability to reveal structural variations. Our Saphyr system has been expanding this market segment by complementing sequencing to expand the scope of genome variation that can be analyzed in studies to achieve a more comprehensive view of the genome.
We estimate that the current worldwide discovery research and cytogenetics segments together comprise an addressable opportunity for us to sell up to an aggregate of approximately 10,000 OGM-based instruments, representing a total instrument market opportunity of approximately $2.1 billion.
In addition to the instrument sales opportunity, our OGM-based instruments generate recurring revenue from chip consumables and reagents that are used on a per-sample basis. We believe estimate that each of our OGM-based instruments has the potential to create recurring revenue from chip consumable sales in a range of between $70,000 to approximately $175,000 per year, suggesting a potential annual recurring revenue from chip consumable sales opportunity between approximately $0.7 billion to approximately $1.7 billion. We have based this estimated annual recurring revenue opportunity for chip consumable sales on anticipated customer and an assumed price of $500 per chip consumable and sample prep and labeling kit.
We believe that if our OGM-based instruments can successfully penetrate these addressable market opportunities, this should spur additional basic and translational research creating new areas where Saphyr (or successor instruments) and OGM data can be used to improve the standard of care and patient management. These may include preconception, products of conception and prenatal genetic applications, uses to advance gene editing techniques and precision medicine. In the long term, we anticipate potential opportunities in population screening, newborn screening, biopharma applications in cell quality control and oncology.
Our current market opportunity estimates for total OGM-based instrument sales and annual recurring revenue from chip consumable sales are forward-looking statements and are subject to significant risks and uncertainties. While these were prepared in good faith, we cannot provide assurances as to future results or events. These estimates are based on third-party market research data and our future outlook, which is dependent in principal part on anticipated demand for OGM instruments, complementary capabilities of OGM and NGS, expected consumption of chips and sample prep and labeling kits. In particular, these estimates are based on current and projected selling prices for instruments and consumables, each of which is subject to change over time. These estimates and assumptions underlying our addressable market opportunities involve significant judgments with respect to, among other things, future economic, competitive, regulatory, market and financial conditions, as well as future customer demand, business decisions and corporate opportunities that may not be realized, and that are inherently subject to significant business, economic, competitive and regulatory risks and uncertainties, all of which are difficult to predict and many of which are outside of our control. Our underlying assumptions and estimates may prove to be inaccurate and our financial objectives may not be realized, and therefore our actual results may differ materially from these estimated addressable market opportunities. In addition, these addressable opportunities should not be construed as financial guidance and should not otherwise be relied upon as being necessarily indicative of future results, and you are cautioned not to place undue reliance on these estimated addressable opportunities. In preparing these estimated addressable opportunities, we have relied upon and assumed, without independent verification, the accuracy and completeness of certain industry and market information provided to us by third parties or through publicly available sources, which information involves assumptions and limitations, and you should not give undue weight to such information.
We have established relationships with key opinion leaders in genomics research and clinical applications, including rare diseases and oncology, including some of the world’s most prominent clinical, translational research, basic research, academic and government institutions as well as leading pharmaceutical and diagnostic companies. Examples include Quest Diagnostics, Brigham and Women’s Hospital, Harvard Medical School, MD Anderson Cancer Center, Children’s Hospital Los Angeles, Columbia University Medical Center, Children’s Hospital of Philadelphia, Medical College of Georgia at Augusta University, Children’s National Health System, Boston Children’s Hospital, PerkinElmer, Praxis Genomics, Garvan Institute of Medical Research, McDonnell Genome Institute at Washington University, National Institutes of Health, Pennsylvania State University, Radboud University Medical Center and Salk Institute for Biological Studies.
Our Strategy
We are primarily focused on driving adoption of OGM through the Saphyr system. Our goal is to streamline structural variant identification and enable new research in genomics to allow greater insight into their role in human health in ways that have not been possible with any other current research and diagnostic technologies.
Our strategy to achieve this includes:
•Demonstrate that Saphyr is a superior alternative to traditional techniques in constitutional genetic disorders and hematologic malignancy applications. Optical genome mapping has demonstrated superior detection sensitivity for all classes of structural variants relative to karyotyping, FISH and CMA in numerous peer-reviewed publications over the last year and offers benefits of improved assay success rates, faster time to result and a lower total cost. The value proposition and competitive differentiation for OGM in cytogenetics market is exceptionally strong with an immediate opportunity to digitize legacy microscope techniques (karyotyping) with a superior approach using Saphyr. Since the cytogenetics market understands the importance of structural variants and these genomic variants are the basis of this medical discipline, we believe the cytogenetics market is well poised as the entry point for global expansion.
•Complement NGS with OGM in translational, applied and discovery research markets. We believe the combination of NGS and OGM can provide the most comprehensive and cost-effective analysis of genome variants from SNVs to whole chromosomes. NGS is an accurate technique for measuring genome variants below 500 bp while OGM bridges the gap by enabling detection of all structural variants above 500 bp to reveal more answers and resolve previously unresolved cases from using NGS alone. There are over 15,000 NGS instruments installed globally and for each of these sequencers our vision is to complement with a mapper in Saphyr to provide a more comprehensive picture of the genome for more discoveries, publications and translation into molecular genetics.

•Accelerate broad reimbursement for OGM and establish it as the standard of care in guidelines by professional medical societies. We are investing in four multi-center clinical studies for postnatal, prenatal, hematologic malignancies and solid tumor analyses relative to standard of care. Each study is designed with an expectation for recruitment of 1,000 subjects and will assess sensitivity, specificity, reproducibility, concordance and incremental clinically relevant findings relative to standard of care. We are investing in these programs to build the necessary evidence to establish reimbursement and to pave the way for inclusion in professional society guidelines to advance standard of care. The first preliminary readout from the multicenter postnatal study was published in December 2021.
•Support the publication of findings with OGM by our customers beyond the more than 340 papers published to date. The annual number of publications featuring data generated by Saphyr and its predecessor system has steadily increased since 2010 when the first publication appeared. Recently, the overall number of these publications has grown significantly. For example, of the 340 peer-reviewed and pre-print papers published since 2019, 161 were published in 2021 alone. We intend to continue to support and foster our customer base to help grow the number of publications featuring our systems’ data. We believe that these publications are impactful as our customers’ studies cover structural variations in areas of high unmet medical need, such as rare and undiagnosed pediatric diseases, neurological and muscular diseases, developmental delays and disorders, prostate cancer and leukemia.
•Continue to innovate our products and technologies. We designed Saphyr to accommodate performance enhancements without the need for replacement of the entire instrument. For example, hardware upgrades and new consumables are made available to purchase by customers. We intend for these performance enhancements to be delivered on a regular basis. In addition, we periodically make available software upgrades to customers through download at no charge. We expect to continue developing and refining our technologies to improve the ease of use of our Saphyr system and enable our existing installed systems to meaningfully increase sample throughput and sensitivity and specificity of structural variation detection. A high throughput version is currently in development that is expected to significantly increase the throughput and lower the cost per sample. Compared to the Saphyr system, which images DNA at a rate of approximately 205 Gbp per hour, the new system is expected to image nearly 820 Gbp per hour and we announced the completion of this protype at the end of 2021.
•Partner with industry-leading companies and laboratories to expand adoption in clinical markets. Establish additional collaborations with customers to help drive validating studies. Expand partnership efforts with clinical diagnostic companies to commercialize LDTs in the U.S. as well as LDTs and approved tests outside the U.S.
Sales and Marketing
As of December 31, 2021, our commercial team consisted of 152 individuals in sales, sales support and marketing. Our sales support personnel include individuals in customer solutions, field service engineers and field application specialists. This commercial staff is primarily located in North America, Europe, and China. Most of our sales support team is located at our headquarters in San Diego and some work remotely throughout the U.S., Europe, and China.
We sell our products through a direct sales force based in North America and Europe. Our sales strategy involves the use of a combination of sales managers and sales representatives. We expect to increase our sales force as we expand our business.
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
The role of our sales managers and sales representatives is to educate customers on the advantages of Saphyr and the applications that our system makes possible. The role of our field application specialists is to provide on-site training and scientific technical support to prospective and existing customers. Our field application specialists are technical experts with advanced degrees, including seven with PhDs., and generally have extensive experience in academic research and core sequencing lab experience.
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
We intend to expand our sales, support, and marketing efforts in the future by expanding our direct footprint in North America and Europe as well as developing a more comprehensive support network in China where significant market opportunities exist. Additionally, we believe that there is significant opportunity in other European, South American, Asia-Pacific and Middle Eastern regions. We plan to expand into these regions via initial penetration with distributors.

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
Instruments
Our instruments are manufactured by a third-party medical device manufacturer. Nearly complete instruments are shipped by the manufacturer to us for final assembly and quality control testing. Upon completion, we ship directly to our customers’ locations globally, or distributors’ locations in the case of certain systems sold in the Asia-Pacific region. Installation of, and training on, our products is provided by our employees in the markets where we conduct direct sales, and by distributors in those markets where we operate with distributors.
We believe this manufacturing strategy is efficient and conserves capital. However, in the event it becomes necessary to utilize a different contract manufacturer, we would experience additional costs, delays and difficulties in doing so, and our business could be harmed. This manufacturer actively manages obsolescence of all components in our system. This is done through their supply management process where we get notified of any parts that will become obsolete with enough lead time to identify alternatives.
Consumables
All our chip consumables are produced by a third-party manufacturer at its facility; however, we have established procedures for a replacement manufacturer if required. We complete final assembly and quality control assessments of our chips at our headquarters in San Diego.
Our reagents are sourced from a limited number of suppliers, including certain single source suppliers. Reagents include all components required to run a sample on OGM, such as capture and detector reagents, enzyme reagents and enzyme substrate. Although we believe that alternatives would be available, it would take time to identify and validate replacement reagents for our assay kits, which could negatively affect our ability to supply assay kits on a timely basis. Reagents are supplied through a single source supplier. This supplier requires a sufficient notification period to allow for supply continuity and the identification and technology transfer to a new supplier in the event either party wishes to terminate the relationship.
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
Software
Our fundamental long-term software strategy is based on our goal of making OGM ubiquitous with increased utilization through simplified data interpretation and a seamless integration with NGS and array data to provide the most compressive genome analysis. In addition, we can participate directly in the NGS and array markets for genetic disease and cancer applications independent of OGM using a monetization model with a pay-per-sample NxClinical software offering. In this manner we can expand our network of Bionano customers into our software ecosystem with among the most comprehensive platform-agnostic genome interpretation solution where our proprietary original content in OGM can be adopted when needed to obtain a more comprehensive view of the genome by revealing all classes of structural variants. We plan on continuing to enable OGM users with the full solution with software at no additional charge while we monetize the per sample utilization for NGS.
Testing and Laboratory Services
Bionano Labs OGM testing is performed at our lab in San Diego, or at our partner labs in the United States and Europe. We intend to increase our testing capacity, expand our menu of testing, and pursue CLIA certification for the San Diego lab.

For diagnostic testing currently through our Lineagen subsidiary, we maintain contracts with a network of laboratories to perform the wet work on our various LDT tests in order to conserve capital and maintain flexibility of adjusting contract lab based on the best-in-class/most updated technology and customer service. As of December 31, 2021, we have established contracts with two primary laboratories to perform wet lab services. All third-party laboratories have met stringent criteria, including passing a site visit from our management, and being CAP and CLIA-certified. We obtain raw data from laboratories for interpretation and reporting. Our short-term strategy is to augment our existing test menu with OGM based LDT’s. Eventually, we intend to convert these tests to OGM.
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
We have developed a global patent portfolio that includes 101 issued patents or allowed applications across 26 patent families and an exclusively licensed portfolio of patents and applications from Princeton University, which includes 35 patents across two families. The global patent portfolio owned and licensed by us has effective filing dates ranging from 2001 to 2018. The owned and licensed patent families contain issued patents and pending applications that relate to devices, systems, and methods for macromolecular analysis, genetic testing, computer software systems and reflect our active and ongoing research programs.

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
Software
BioDiscovery has over 25 years of experience in development of software and algorithms for analysis, visualization, and interpretation of genomic data. It has amassed a large base of commercial grade code along with expertise in multi-modal data integration with specific methods for copy number analysis. In addition to patents for microarray array data and image analysis, it has developed CNV segmentation algorithms called SNP-Rank and Fast Adaptive State Segmentation Technology (FASST). Additionally, the company BioDiscovery invented the Multi-Scale Reference (MSR) algorithm for CNV detection from NGS data.
Government Regulation
Our business is subject to and impacted by extensive and frequently changing laws and regulations in the United States (at both the federal and state levels) and internationally. These include laws and regulations particular to our business and laws and regulations relating to conducting business generally (e.g., export controls laws, U.S. Foreign Corrupt Practices Act and similar laws of other jurisdictions). We also are subject to inspections and audits by governmental agencies. Set forth below are highlights of certain key regulatory schemes applicable to our business. Below are discussions concerning government regulation of our Optical Genome Mapping, or OGM, products and services and, separately, our Diagnostic Services.
Optical Genome Mapping
Our OGM products are currently intended for research use only, or RUO, applications, although our customers may use our products to develop their own products that are subject to regulation by the FDA. Although most products intended for RUO are not currently subject to clearance or approval by the FDA, RUO products fall under the FDA’s jurisdiction if they are used for clinical rather than research purposes. Consequently, our products are labeled “For Research Use Only.”
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

Laboratory Developed Tests (LDTs)
Federal agencies involved in the regulation of LDTs include CMS and the FDA. CMS regulates the quality of clinical laboratories and the clinical testing process pursuant to the Clinical Laboratory Improvement Amendments of 1988 (CLIA) and the FDA regulates the safety and effectiveness of the diagnostic test pursuant to authorities in the Federal, Food, Drug, and Cosmetic Act (FDCA). Although the FDA has statutory authority to regulate medical devices, the FDA has historically exercised its enforcement discretion and not enforced applicable provisions of the
FDCA and FDA regulations with respect to LDTs, which are a subset of in vitro diagnostic tests that are intended for clinical use and designed, manufactured and used entirely within a single laboratory. The FDA does not consider devices to be LDTs if they are designed or manufactured completely, or partly, outside of the laboratory that offers and uses them. We sell our Saphyr system on an RUO basis to CLIA certified cytogenetic laboratories, which may use the system to develop LDTs.
At various times since 2006, the FDA has issued documents outlining its intent to require varying levels of FDA oversight of many types of LDTs. Congress has also considered legislation that would change how LDTs are regulated. It is unclear at this time if or when the FDA will finalize its plans to end enforcement discretion for LDTs, and even then, whether the new regulatory requirements are expected to be phased-in over time. However, the FDA may decide to regulate certain LDTs on a case-by-case basis at any time. A significant change in the way that the FDA regulates any LDTs that we, our collaborators, or our customers develop using our technology could affect our business. If the FDA requires laboratories to undergo premarket review and comply with other applicable FDA requirements in the future, the cost and time required to commercialize an LDT will increase substantially and may reduce the financial incentive for laboratories to develop LDTs, which could reduce demand for our instruments and our other products. In addition, if the FDA were to change the way that it regulates LDTs to require that we undergo pre-market review or comply with other applicable FDA requirements before we can sell our instruments or our other products to clinical cytogenetics laboratories, our ability to sell our instruments and other products to this addressable market would be delayed, thereby impeding our ability to penetrate this market and generate revenue from sales of our instruments and our other products.
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
Laboratories that purchase certain of our OGM products and perform clinical diagnostic testing are also subject to extensive regulation under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, requiring clinical laboratories to meet specified standards in areas such as personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. Adverse interpretations of current CLIA regulations or future changes in CLIA regulations could have an adverse effect on sales of any affected products. Moreover, if we decide to operate our own clinical testing laboratory with respect to our OGM products, such clinical testing would require compliance with CLIA. If, in the future, we operate our own clinical laboratory to perform clinical diagnostic testing with respect to our OGM products, such activities would become subject to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its corresponding regulations, as well as additional federal and state laws that impose a variety of fraud and abuse prohibitions on healthcare providers, including clinical laboratories.

Coverage and Reimbursement
Currently, our OGM product, Saphyr, is for research use only, but clinical laboratories may acquire our instrumentation through a capital purchase or capital lease and use the Saphyr and direct label stain chemistry to create their own potentially reimbursable products, such as laboratory developed tests for in vitro diagnostics. Our customers may generate revenue for these testing services by seeking the necessary approval of their product from the FDA or CMS, along with coverage and reimbursement from third-party payors, including government health programs and private health plans. The ability of our customers to commercialize diagnostic tests based on our technology will depend in part on the extent to which coverage and reimbursement for these tests will be available from such third-party payors.
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
CLIA provides that a state may adopt laboratory licensure requirements and regulations that are more stringent than those under federal law and requires compliance with such laws and regulations. The State of Utah follows all CLIA regulations for laboratory facility and personnel requirements. Utah does not have any additional licensure and regulations.
Our laboratory in Salt Lake City, Utah has also been accredited by the College of American Pathologists, or CAP, which means that our laboratory has been certified as following CAP standards and guidelines in operating the laboratory facility and in performing tests that ensure the quality of our test results. Further, certain states require clinical laboratories to obtain licenses to test specimens from patients, or to receive orders from physicians, within those states. We hold such out-of-state laboratory licenses in California, Pennsylvania, and Maryland

HIPAA and other Privacy Laws
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
As a result of our clinical diagnostic services, we are currently subject to HIPAA and maintain an active compliance program that is designed to identify security incidents and other issues in a timely fashion and enable us to remediate, mitigate harm or report if required by law. We are subject to prosecution and/or administrative enforcement and increased civil and criminal penalties for non-compliance, including a new, four-tiered system of monetary penalties adopted under HITECH. We are also subject to enforcement by state attorneys general who were given authority to enforce HIPAA under HITECH. To mitigate penalties under the HITECH breach notification provisions, we must ensure that breaches of protected health information are promptly detected and reported within the company, so that we can make all required notifications on a timely basis. However, even if we make required reports on a timely basis, we may still be subject to penalties for the underlying breach.
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

Transparency Laws and Regulations
A federal law known as the Physician Payments Sunshine Act (the “Sunshine Act”) requires certain medical device manufacturers to track and report to the federal government certain payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals and ownership or investment interests held by physicians and their immediate family members. Manufacturers must report data for the previous calendar year by the 90th day of the then-current calendar year. CMS then publishes the data on a publicly available website no later than June 30th. There are also state “sunshine” laws that require manufacturers to provide reports to state governments on pricing and marketing information. Several states have enacted legislation requiring medical device manufacturers to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales and marketing activities, and such laws may also prohibit or limit certain other sales and marketing practices. These laws may adversely affect our sales, marketing, and other activities by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or to otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.
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
•Presently, approximately 90% of our diagnostic service revenue is paid by private third-party payors.
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
Penalties
Failure to comply with the aforementioned fraud and abuse laws could result in significant penalties, including civil, criminal, and administrative penalties, damages, fines, disgorgement, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs, additional integrity oversight and reporting obligations, imprisonment, contractual damages, and reputational harm. If any of the physicians or other healthcare providers or entities with whom we do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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
There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, such as removing penalties, effective January 1, 2019, for not complying with the ACA's individual mandate to carry health insurance. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Further, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed into law, which, among other things, significantly altered the payment methodology under the Medicare Clinical Laboratory Fee Schedule, or CLFS. PAMA requires certain laboratories performing clinical diagnostic laboratory tests to report to CMS the amounts paid by private payors for laboratory tests. Beginning on January 1, 2018, CMS has begun using reported private payor pricing to periodically revise payment rates under the CLFS. Based on current law, between January 1, 2023 and March 31, 2023, applicable laboratories will be required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2024 to 2026 CLFS rates.
We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services. For example, Congress is considering additional health reform measures. In addition, sales of our tests outside of the U.S. will subject us to foreign regulatory requirements, which may also change over time. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.
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

Human Capital Management
As of December 31, 2021, we had 299 employees, of which 152 work in sales, sales support and marketing, 80 work in research and development, 34 work in operations and 33 work in general and administrative. As of December 31, 2021, of our 299 employees, 251 were located in the U.S. and 48 were employed outside the U.S. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.
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
Available Information
Access to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the SEC, may be obtained through the investor section of our website at http://www.bionanogenomics.com. We do not charge for access to and viewing of these reports. Information in the investor section and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings. Our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included unless otherwise specified, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.
ITEM 1A. RISK FACTORS
RISK FACTORS
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
Risks related to our financial condition and need for additional capital
We are an early commercial-stage company and have a limited commercial-history, which may make it difficult to evaluate our current business and predict our future performance.
We are an early commercial-stage company and have a limited commercial history. Our limited commercial history may make it difficult to evaluate our current business and, especially when combined with the other risk factors listed in this section, makes predictions about our future success or viability subject to significant uncertainty. In particular, we have significantly increased our headcount through recent acquisitions of other businesses and the expansion of our sales, marketing and research and development teams, which has increased our operating costs in a manner not historically reflected in our consolidated financial statements, and plan to further increase headcount as we expand our operations. Our business model has evolved over time, and combined with our recent acquisitions, this has impacted the composition and concentration of our revenues, which we expect to continue to change with any future acquisitions and further expansion of our operations. These changes, among others, may make it difficult to evaluate our current business, assess our future performance relative to prior performance and accurately predict our future performance. We have encountered in the past, and will continue to encounter in the future, risks and difficulties frequently experienced by early commercial-stage companies, including those associated with scaling up our infrastructure, increasing the size of our organization and integrating acquired businesses. If we do not address these risks successfully, or if our assumptions regarding these risks and uncertainties are incorrect or change over time, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be materially and adversely affected.
We have incurred recurring net losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.
Since our inception, we have incurred recurring net losses. We incurred net losses of $72.4 million and $41.1 million, and used cash in operations of $71.9 million and $38.3 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $216.1 million. We cannot predict if we will be profitable in the near future or at all. We expect that our losses will continue for the foreseeable future as we plan to invest significant additional funds toward the expansion of our commercial organization, research and development efforts and capital expenditures, among other things. Our recent acquisitions have increased our expenses and we expect that any future acquisitions of businesses, assets, products or technologies will further increase our expenses, which may result in additional losses. We also expect significant increases in our stock-based compensation expense in future periods, reflecting higher stock option valuations as a public company and the issuance of additional equity awards due to increased headcount. In addition, we incur significant legal, accounting and other expenses as a result of being a public company, especially as we no longer qualify as an emerging growth company or a smaller reporting company and are therefore required to comply with additional disclosure and compliance requirements, subject to a transition period. These factors, among others, will make it hard for us to achieve and sustain profitability. We may also incur significant losses in the future for a number of other reasons, many of which are beyond our control, including the level of market acceptance of our products, the introduction of competitive products and technologies, our future product development efforts, our market penetration and our margins, as well as the other risks described below.
Our quarterly and annual operating results and cash flows have fluctuated in the past and might continue to fluctuate, which makes our future operating results difficult to predict and could cause the market price of our securities to decline substantially.
Numerous factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting uncertain and may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the other periods. As a result, comparing our operating results on a period-to-period basis might not be meaningful. You should not rely on our past results as indicative of our future performance. Moreover, our stock price might be based on expectations of future performance that are unrealistic or that we might not meet and, if our revenue or operating results fall below the expectations of investors or securities analysts, the price of our securities could decline substantially.
Our operating results have varied in the past. In addition to other risk factors listed in this section, some of the important factors that, alone or together, may cause fluctuations in our quarterly and annual operating results include:
•adoption of our optical genome mapping solutions on our Saphyr system or successor systems;
•the successful integration of our Lineagen and BioDiscovery businesses;
•execution on our commercial and reimbursement strategy involving Lineagen;
•customer demand for current BioDiscovery software solutions, including NxClinical, and future software solutions developed through BioDiscovery’s platform;
•the timing of customer orders and payments and our ability to recognize revenue;
•the rate of utilization of consumables by our customers;
•reductions in or other difficulties relating to staffing, capacity, shutdowns or slowdowns of laboratories and other institutions in our customer base, as well as other impacts stemming from the COVID-19 pandemic or other similar factors, such as reduced or delayed investment in new technologies or spending on products, technologies or consumables;
•differences in purchasing patterns across our customer base, including potential differences in consumables spending between earlier adopters of our technologies and more recent customers and variances in rates of increase of consumables spending following new technology purchases, some of which may be compounded by impacts of the COVID-19 pandemic;
•our ability to successfully integrate new personnel, technology and other assets that we may acquire into our company;
•the timing of the introduction of new systems, products, technologies, system and product enhancements and services;

•changes in governmental funding of life sciences research and development or other changes that impact budgets, budget cycles or seasonal or other spending patterns of our customers;
•future accounting pronouncements or changes in our accounting policies; and
•the outcome of any current or future litigation or governmental investigations involving us or other third parties with whom we do business.
In addition, a significant portion of our operating expenses are relatively fixed in nature, and planned expenditures are based in part on expectations regarding future revenue. Accordingly, unexpected revenue shortfalls could decrease our gross margins and cause significant changes in our operating results from quarter to quarter. If this occurs, the trading price of our securities could fall substantially. This variability and unpredictability caused by factors such as those described above and elsewhere in this section could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our securities could decline substantially. Such a stock price decline could occur even when we have met or exceeded any previously publicly stated guidance.
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
Our continued growth could require significant capital expenditures and might divert financial resources from other projects such as the development of new products, technologies and services. As additional products and technologies are commercialized, we may need to incorporate new equipment, implement new technology systems, or hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher product costs, declining product quality, deteriorating customer service, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and technologies, and could damage our reputation and the prospects for our business.
If our management is unable to effectively manage our anticipated growth, our expenses may increase more than expected, our revenue could decline or grow more slowly than expected and we may be unable to implement our business strategy. The quality of our products, technologies and services may suffer, which could negatively affect our reputation and harm our ability to retain and attract customers.
Our future capital needs are uncertain and we will require additional funding in the future to advance the commercialization of Saphyr, NxClinical and our other products, technologies and services, as well as continue our research and development efforts. If we fail to obtain additional funding, we will be forced to delay, reduce or eliminate our commercialization and development efforts.
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash in order to continue the commercialization of our products and technologies, fund our research and development programs, expand headcount and execute potential strategic transactions. Although we raised $384.7 million of gross proceeds during 2021, we may need to raise additional funding, or we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Such funding may mean the sale of common or preferred equity or convertible debt securities, entry into one or more credit facilities or another form of third-party funding, or seeking other debt financing. We may also consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons, including to:
•expand our sales and marketing efforts to further commercialize our products, technologies and services and address competitive developments;
•expand our research and development efforts to improve our existing products, technologies and services and develop and launch new products, technologies and services, particularly if any of our products, technologies and services are deemed by the U.S. Food and Drug Administration, or FDA, to be medical devices or otherwise subject to additional regulation by the FDA;

•seek FDA approval to market our existing RUO products or new products utilized for diagnostic purposes;
•lease additional facilities or build out existing facilities as we continue to grow our employee headcount, inventory and research and development;
•further expand our operations outside the United States;
•enter into collaboration arrangements, if any, or in-license products and technologies;
•acquire or invest in complimentary businesses or assets;
•add operational, financial and management information systems; and
•cover increased costs incurred as a result of continued operation as a public company, including costs resulting from our no longer qualifying as an emerging growth company and a smaller reporting company and becoming a large accelerated filer.
Our future funding requirements will be influenced by many factors, including:
•market acceptance of our products, technologies and services, and the variability in costs to achieve such acceptance;
•the cost and timing of establishing additional sales, marketing and distribution capabilities;
•the cost of our research and development activities;
•our ability to satisfy any outstanding or future debt obligations;
•the success of our existing distribution and marketing arrangements and our ability to enter into additional arrangements in the future;
•the effects of the COVID-19 pandemic; and
•the effect of competing technological and market developments.
The various ways we could raise additional capital carry potential risks. We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Any equity or debt securities we issue could provide for rights, preferences, or privileges senior to those of holders of our common stock. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us.
If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our technologies and products. We also may have to reduce marketing, customer support or other resources devoted to our products or technologies or cease operations. Any of these factors could have a material adverse effect on our financial condition, operating results and business. Any of the foregoing could significantly harm our business, prospects, financial condition and results of operation and could cause the price of our securities to decline.
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
Our business could be adversely affected by health crises in regions where we have operations, concentrations of sales and marketing teams, distributors or other business operations. Such health crises could also affect the business or operations of our research partners, customers and other third parties with whom we conduct business. In particular, the evolving effects of the COVID-19 pandemic and government measures taken in response have had significant impacts, both direct and indirect, on businesses and commerce, as significant reductions in business-related activities have occurred, supply chains have been disrupted, and manufacturing and clinical development activities have been curtailed or suspended. Continued remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the effects of the COVID-19 pandemic have materially affected and may continue to materially affect how we, our customers, and our suppliers are operating our businesses.
In response to public health directives and orders implemented in response to the COVID-19 pandemic, we have implemented work-from-home policies for certain employees. We have also modified certain business practices, including those related to employee travel and cancellation of physical participation in meetings, events and conferences, and implemented new protocols to promote social distancing and enhance sanitary measures in our offices and facilities. The quarantine of our personnel and the inability to access our facilities or customer sites has adversely affected, and is expected to continue adversely affecting, our operations, namely in sales and marketing and product delivery. For example, we experienced at various times during the pandemic the inability to visit certain customer sites to support installation or service our OGM systems. In addition, certain members of our workforce are now performing their duties remotely and these employees have not been able to maintain the same level of productivity and efficiency due a lack of resources that would otherwise be available to them in our offices and additional demands on their time, such as increased responsibilities resulting from school closures or the illness of family members. Furthermore, our remote workforce poses increased risks to our information technology systems and data as more of our personnel leverage resources not necessarily within our control.
The effects of these public health directives and orders and our related adjustments in our business have negatively impacted productivity, disrupted our business and delayed our timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. The spread of COVID-19 has resulted in a widespread health crisis that is also adversely affecting economies and financial markets globally, which may negatively affect demand for our products, technologies and services and materially affect us financially. For example, customers who have committed to order minimum quantities of consumables or to purchase our Saphyr instrument have delayed these commitments. Further, restrictions on our ability to travel, stay-at-home orders and other similar restrictions on our business have limited our ability to support our global and domestic operations, including providing installation and training and customer service, resulting in disruptions in our sales and marketing efforts and negative impacts on our commercial strategy. In addition, while many of our employees have been vaccinated, we do not know if vaccination will remain effective against further COVID-19 variants such as the Delta and Omicron variants. To the extent our employees are exposed to or become ill with COVID-19, our ability to conduct our operations may be impaired from time to time.
In addition, disruption of global financial markets as a result of COVID-19 may limit our ability to access capital, which could negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 could also materially affect our business and the value of our securities even after the outbreak of COVID-19 has subsided due to, among other things, unforeseen adverse impacts on us or our third-party manufacturers, vendors and customers.
Also, in connection with our Lineagen diagnostic services, COVID-19 poses the risk that we or our employees, contractors, suppliers, courier delivery services and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. The continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain of materials needed for our diagnostic tests, interrupt our ability to receive specimens, impair our ability to perform or deliver the results from our tests, impede patient movement or interrupt healthcare services causing a decrease in test volumes, delay coverage decisions from Medicare and third-party payors, delay ongoing and planned clinical trials involving our tests and have a material adverse effect on our business, financial condition and results of operations. For example, COVID-19 related disruptions to the global supply chain created challenges in our getting sufficient components and raw materials for production of our OGM systems and consumables. If the pandemic persists, these disruptions could reoccur or persist.
These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. In addition, quarantines, stay-at-home, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, have disrupted our supply chain and affected customer decision-making. For example, any actual or perceived disruption in our product distribution channel could alter customer buying decisions, prompting customers to delay or cancel their orders, which would negatively impact our sales revenue and could harm our reputation. In addition, we anticipate that ongoing disruptions in our supply chain will cause shortages in the materials required to operate our instruments, therefore limiting our ability to process customer samples and the ability of users of our system to operate our system.
The ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of delays or impacts on our business or the global economy as a whole, and such impacts may not be fully recoverable. In addition, the current and potential adverse impacts of the COVID-19 pandemic on our business, financial condition, results of operations and growth prospects, may also have the effect of heightening many of the other risks and uncertainties described in this Annual Report.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act, or the Tax Act, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. In addition, the Biden administration and Congress have proposed various changes to the U.S. federal tax regime. Certain of these proposals include, among other things, eliminating or modifying some of the provisions enacted in the Tax Act, a significant increase in the corporate income tax rate, a new alternative minimum tax on book income and changes in the taxation of non-U.S. income. While these proposals have not yet been enacted and it is unclear whether these proposals or similar changes will ultimately ever be enacted, the passage of any legislation as a result of these proposals or any other future changes in U.S. tax laws could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. Moreover, should the scale of our international business activities expand, any changes in the U.S. taxation of such activities or any other changes in applicable non-U.S. tax laws could increase our worldwide effective tax rate and harm our future financial position and results of operations.
Our ability to use net operating losses and certain other tax attributes to offset future taxable income and taxes may be subject to limitations.
As of December 31, 2021, we have federal and state tax net operating loss carryforwards of $341.1 million and $158.4 million, respectively. The federal tax loss carryforwards include $176.8 million that do not expire, but utilization of such tax loss carryforwards in taxable years beginning after December 31, 2021 is limited to 80% of our taxable income. The remaining federal tax loss carryforwards of $164.3 million and state tax loss carryforwards begin to expire in 2027 and 2023, respectively, unless previously utilized. As of December 31, 2021, we also have federal and California research credit carryforwards of $6.7 million and $6.1 million, respectively. The federal research credit carryforwards begin to expire in 2027 unless previously utilized. The California research credits carry forward indefinitely.
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
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operation could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our securities.
The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. If our assumptions underlying our estimates and judgements relating to our critical accounting policies change or if actual circumstances differ from our assumptions, estimates or judgements, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our securities.
Risks related to our business operations
Acquisitions, joint ventures and other strategic transactions could disrupt or otherwise harm our business and may cause dilution to our stockholders.
As part of our growth strategy, we have acquired and may continue to acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses or assets. We may not be able to locate or make suitable acquisitions on acceptable terms, and future acquisitions may not be effectively and profitably integrated into our business. Our failure to successfully complete the integration of any business or assets that we acquire could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. Integration challenges may include the following:
•disruption in our relationships with customers, distributors or suppliers as a result of such a transaction;
•unanticipated expenses and liabilities related to acquired companies or assets;
•disputes with the seller(s) of any acquired companies or assets or litigation resulting from acquired companies or assets;
•difficulties integrating acquired personnel, technologies, operations and legal compliance obligations into our existing business;
•diversion of management time and focus from operating our business to acquisition integration challenges;
•increases in our expenses and reductions in our cash available for operations and other uses;
•possible write-offs or impairment charges relating to acquired businesses or assets;
•difficulties developing and marketing new products, technologies and services;
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
In addition, in connection with any such transactions, we may also issue equity securities in a dilutive manner, incur additional debt, assume contractual obligations or liabilities or expend significant cash. Such transactions could harm our operating results and cash position, negatively affect the price of our stock and cause dilution to our current stockholders. For example, in connection with our acquisition of Lineagen, Inc., or Lineagen, a U.S.-based provider of proprietary molecular diagnostics services for individuals presenting with certain neurodevelopmental disorders, we issued 6.2 million shares of our common stock, and in our acquisition of BioDiscovery, LLC., or BioDiscovery, a U.S.-based software company with solutions for analysis, interpretation and reporting of genomics data, we paid upfront consideration consisting of a combination of approximately $52.3 million in cash and 2.7 million shares of our common stock. In connection with the acquisition of BioDiscovery, we issued an additional 5.0 million shares of our common stock subject to vesting based on continued service of a key employee. The issuances of shares in connection with the Lineagen and BioDiscovery acquisitions resulted in dilution to our existing stockholders, the payment of cash in the BioDiscovery acquisition reduced our cash by approximately $52.3 million and our headcount increased by more than 50 employees as a result of both acquisitions. Accordingly, in addition to transaction costs, these acquisitions have increased our operating expenses, further increasing our net losses. We cannot predict the number, timing or size of any future strategic transactions, or the effect that any such transactions might have on our operating results.
Although we conducted extensive business, financial and legal due diligence in connection with our evaluation of our recent acquisitions, our due diligence investigations may not have identified every matter that could adversely affect our business, operating results and financial condition, and such investigations may have identified matters that, in the opinion of our management based on information available at the time, bore an acceptable level of risk that they, individually or in the aggregate, might or might not adversely affect our business, operating results or financial condition. We may be unable to adequately address the financial, legal and operational risks introduced by our recent acquisitions and may have difficulty developing experience with the industries in which Lineagen and/or BioDiscovery operate. Accordingly, we cannot guarantee that our recent acquisitions will yield the results we have anticipated and unforeseen complexities and expenses may arise. In addition, we may not achieve the revenues, growth prospects and synergies expected from these recent acquisitions, and any such benefits we do achieve may not offset our increased costs, resulting in a potential impairment of goodwill or other assets that were acquired. For any future acquisitions, we may similarly be unable to achieve revenue, growth prospects and synergies in a manner consistent with our expectations. Our failure to do so could adversely affect our business, operating results and financial condition.
If our products or technologies fail to achieve and sustain sufficient market acceptance, our revenue will be adversely affected.
Our success depends on our ability to develop and market products and technologies that are recognized and accepted as reliable, enabling and cost-effective. Most of the potential customers for our products and technologies already use expensive research systems in their laboratories that they have used for many years and may be reluctant to replace those systems with ours. Market acceptance of our systems will depend on many factors, including our ability to demonstrate to potential customers that our technology is an attractive alternative to existing technologies. Compared to some competing technologies, our technology is new and complex, and many potential customers have limited knowledge of, or experience with, our products and technologies. Prior to adopting our systems, some potential customers may need to devote time and effort to testing and validating our systems. Any failure of our systems to meet these customer benchmarks could result in potential customers choosing to retain their existing systems or to purchase systems other than ours. In addition, it is important that our gene mapping systems be perceived as accurate and reliable by the scientific and medical research community as a whole. The scientific community is comprised of a small number of early adopters and key opinion leaders who significantly influence the rest of the community. Historically, a significant part of our sales and marketing efforts has been directed at demonstrating the advantages of our technology to industry leaders, including those key opinion leaders, and encouraging such leaders to publish or present the results of their evaluation of our system. If we are unable to continue to motivate leading researchers to use our technology, or if such researchers are unable to achieve or unwilling to publish or present significant experimental results using our systems, acceptance and adoption of our systems will be slowed and our ability to increase our revenue would be adversely affected. We also run the risk that researchers may produce publications or presentations with findings that are negative about our technologies or systems, and that such findings may be due to factors outside of our control, which may also slow acceptance and adoption of our systems and adversely affect our ability to increase our revenue.
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
For example, on August 13, 2020, we entered into an At Market Issuance Sales Agreement with Ladenburg Thalmann & Co. Inc., as sales agent, or Ladenburg, under which we were eligible to offer and sell up to $40.0 million of shares of our common stock from time to time through Ladenburg. In the first half of the fiscal year ended December 31, 2021, we sold approximately 6.3 million shares of common stock through Ladenburg for aggregate gross proceeds of approximately $16.9 million and exhausted our capacity under this sales agreement. In January 2021, we completed two underwritten public offerings pursuant to which we issued an aggregate of approximately 71.7 million shares of our common stock for gross proceeds, before deducting underwriting discounts and commissions and offering expenses, of approximately $331.8 million. In March 2021, we entered into a new at-the-market facility with Cowen and Company, LLC, or Cowen, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal. In August and September 2021, we sold 2.3 million shares of common stock through Cowen for gross proceeds of approximately $13.9 million before deducting offering costs. In addition, we issued shares of our common stock in connection with our recent acquisitions of Lineagen and BioDiscovery. Any future significant sales of our capital stock or strategic transactions in which we use equity as consideration would result in further dilution to our current stockholders. As a result of these issuances, our investors experienced dilution of their ownership interests.
The issuance of shares under awards granted under existing or future employee equity benefit plans may cause immediate and substantial dilution to our existing stockholders.
In order to provide persons who have a responsibility for our management and/or growth with additional incentive, to increase their proprietary interest in our success, and to support and increase our ability to attract and retain individuals of exceptional talent, we maintain multiple equity incentive plans. The total number of shares of our common stock available for the grant of awards under these plans is 6.2 million, 0.2 million and 0.7 million for our 2018 Equity Incentive Plan, as amended, 2018 Employee Stock Purchase Plan and 2020 Inducement Plan, respectively, subject to adjustment, including pursuant to automatic “evergreen” increases in certain of our plans. As of December 31, 2021, we had outstanding equity awards underlying those plans of 13.4 million. We may also adopt one or more additional employee equity benefit plans in the future. The issuance of shares under an employee equity benefit plan may result in substantial dilution to the interests of other stockholders. For example on February 15, 2022, our Board of Directors granted our executive officers options to purchase an aggregate of 4.3 million shares of our common stock, which represented approximately 1% of our outstanding shares of common stock based on the 289.6 million shares of common stock outstanding as of February 24, 2022. Accordingly, the issuance of shares under current or future employee equity benefit plans will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.
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
In the near term, sales of our Saphyr system, the NxClinical software, our consumables and our genome analysis services will depend on levels of research and development spending by clinical research laboratories, academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our technologies and adversely affect our business and operating results.
In the near term, we expect that our revenue from sales of our Saphyr system, NxClinical software, consumables and OGM services will be derived primarily from sales to academic and governmental research institutions, as well as biopharmaceutical and contract research companies worldwide for research applications. The demand for our products and technologies will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
•changes in government programs that provide funding to research institutions and companies;
•macroeconomic conditions and the political climate;
•changes in the regulatory environment;
•scientists’ and customers’ opinions of the utility of new products, technologies or services
•reductions in or other difficulties relating to staffing, capacity, shutdowns or slowdowns of laboratories and other institutions as well as other impacts stemming from the COVID-19 pandemic;
•differences in budgetary cycles; and
•market acceptance of relatively new technologies, such as ours.
For example, in March 2017, the federal government announced the intent to cut federal biomedical research funding by as much as 18%. While there has been significant opposition to these funding cuts, the uncertainty regarding the availability of research funding for potential customers may adversely affect our operating results. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. Any decrease in customers’ budgets or expenditures, including impacts stemming from the COVID-19 pandemic, or in the size, scope or frequency of capital or operating expenditures, could materially and adversely affect our business, operating results and financial condition.
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
Our long-term results depend upon our ability to improve existing products and technologies and introduce and market new products and technologies successfully.
Our business is dependent on the continued improvement of our existing products and technologies and our development of new products and technologies utilizing our current or other potential future technology. As we introduce new products or technologies or refine, improve or upgrade versions of existing products or technologies, we cannot predict the level of market acceptance or the amount of market share these products or technologies will achieve, if any. We cannot assure you that we will not experience material delays in the introduction of new products or technologies in the future.
Consistent with our strategy of offering new products and product refinements, we expect to continue to use a substantial amount of capital for product development and refinement. We may need additional capital for product development and refinement than is available on terms favorable to us, if at all, which could adversely affect our business, financial condition or results of operations.
We generally sell our products and technologies in industries that are characterized by rapid technological changes, frequent new product and technology introductions and changing industry standards. If we do not develop new products and technologies and product and technology enhancements based on technological innovation on a timely basis, our products and technologies may become obsolete over time and our revenues, cash flow, profitability and competitive position will suffer. Our success will depend on several factors, including our ability to:
•correctly identify customer needs and preferences and predict future needs and preferences;
•allocate our research and development funding to products and technologies with higher growth prospects;
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
In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products and technologies that do not lead to significant revenue. For example, we completed the BioDiscovery Acquisition in October 2021 and will need to devote time and resources in order to further develop and integrate BioDiscovery’s software and technology solutions for our current and anticipated product offerings. We may be unsuccessful in achieving our desired results or in marketing such solutions to our future customers. Even if we successfully innovate and develop new products and technologies and product and technological enhancements, we may incur substantial costs in doing so, and our profitability may suffer.
Our ability to develop new products and technologies based on innovation can affect our competitive position and often requires the investment of significant resources. Difficulties or delays in research, development or production of new products, technologies and services or failure to gain market acceptance of new products and technologies may reduce future revenues and adversely affect our competitive position.
If we do not successfully manage the development and launch of new products and technologies, our financial results could be adversely affected.

We face risks associated with launching new products and technologies. If we encounter development or manufacturing challenges or discover errors during our product or technology development cycle, the launch dates of new products and technologies may be delayed. The expenses or losses associated with unsuccessful product and technology development or launch activities or lack of market acceptance of our new products and technologies could adversely affect our business or financial condition.
Our future success is dependent upon our ability to further penetrate our existing customer base and attract new customers.
Our current customer base for our products and technologies is primarily composed of academic and governmental research institutions and biopharmaceutical and contract research companies and, for our Lineagen diagnostic services, physicians and their patients. Our success will depend upon our ability to respond to the evolving needs of, and increase our market share among, existing customers and additional potential customers, marketing new products, technologies and services as we develop them. Identifying, engaging and marketing to customers who are unfamiliar with our current products and technologies requires substantial time, expertise and expense and involves a number of risks, including:
•our ability to attract, retain and manage the sales, marketing and service personnel necessary to expand market acceptance for our technology;
•the time and cost of maintaining and growing a specialized sales, marketing and service force; and
•the fact that our sales, marketing and service force may be unable to execute successful commercial activities.
We have utilized third parties to assist with sales, distribution and customer support in certain regions of the world. There is no guarantee, when we enter into such arrangements, that we will be successful in attracting desirable sales and distribution partners. There is also no guarantee that we will be able to enter into such arrangements on favorable terms. Any failure of our sales and marketing efforts, or those of any third-party sales and distribution partners, could adversely affect our business.
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
We have limited experience in marketing and selling our products and technologies, and if we are unable to successfully commercialize our products and technologies, our business and operating results will be adversely affected.
We have limited experience marketing and selling our products and technologies. We currently sell our Saphyr system for research use only, through our direct field sales and support organizations located in North America and Europe and through a combination of our own sales force and third-party distributors in additional major markets such as Australian, China, Japan and South Korea.
The future sales of our products and technologies will depend in large part on our ability to effectively market and sell our products and technologies, successfully manage and expand our sales force, and increase the scope of our marketing efforts. We may also enter into additional distribution arrangements in the future. Because we have limited experience in marketing and selling our products and technologies, our ability to forecast demand, the infrastructure required to support such demand and the sales cycle to customers is unproven. If we do not build an efficient and effective sales force, our business and operating results will be adversely affected.
We rely on a single contract manufacturer for our optical genome mapping systems and a single contract manufacturer for our chip consumables. If either of these manufacturers should fail or not perform satisfactorily, our ability to supply these products would be negatively and adversely affected.
We currently rely on a single contract manufacturer to manufacture and supply all of our OGM-based instruments. See “Business — Key Agreements” in this Annual Report. In addition, we rely on a single contract manufacturer to manufacture and supply all of our chip consumables. Since our contracts with these manufacturers do not commit them to supply quantities beyond the amounts included in our purchase orders, and do not commit them to carry inventory or make available any particular quantities, these contract manufacturers may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. If either of these manufacturers were to be unable to supply instruments, our business would be harmed.
In the event it becomes necessary to utilize different contract manufacturers for our OGM-based instruments or chip consumables, we would experience additional costs, delays and difficulties in doing so as a result of identifying and entering into an agreement with a new supplier as well as preparing such new supplier to meet the logistical requirements associated with manufacturing our units, and our business would suffer. We may also experience additional costs and delays in the event we need access to or rights under any intellectual property of these current manufacturers.
We have experienced manufacturing problems or delays that could limit the growth of our revenue or increase our losses.
We have encountered situations that resulted in delays or shortfalls caused by our outsourced manufacturing suppliers and by other third-party suppliers who manufacture components for our products. We have been negatively impacted by unfavorable flowcell yields in the production cycle. If we are unable to solve for the yield issue, it could lead to lower gross margins in future periods. If we are unable to keep up with demand for our products, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products. Our inability to successfully manufacture our products would have a material adverse effect on our operating results.
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
Undetected errors or defects in our products or technologies could harm our reputation, decrease market acceptance of our products or technologies or expose us to product liability claims.
Our products or technologies may contain undetected errors or defects when first introduced or as new versions or new products or technologies are released. Disruptions affecting the introduction or release of, or other performance problems with, our products or technologies may damage our customers’ businesses and could harm their and our reputations. If that occurs, we may incur significant costs, the attention of our key personnel could be diverted, or other significant customer relations problems may arise. We may also be subject to warranty and liability claims for damages related to errors or defects in our products or technologies. In addition, if we do not meet industry or quality standards, if applicable, our products may be subject to recall. A material liability claim, recall or other occurrence that harms our reputation or decreases market acceptance of our products or technologies could harm our business and operating results.
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
During 2021 approximately 54% of our product revenue was generated from customers located outside of the U.S. We believe that a substantial percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:
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
Historically, most of our revenue has been denominated in U.S. dollars. For sales made to customers outside of the U.S., we may sell our products and services in local currency outside of the U.S. As our operations in countries outside of the U.S. grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. For example, if the value of the U.S. dollar increases relative to foreign currencies, in the absence of a corresponding change in local currency prices, our revenue could be adversely affected as we convert revenue from local currencies to U.S. dollars. If we dedicate significant resources to our international operations and are unable to manage these risks effectively, our business, operating results and financial condition will suffer.
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
Our future success depends on our ability to recruit, train, retain, motivate and integrate key personnel, including our recently expanded senior management team, as well as our research and development, manufacturing and sales and marketing personnel. Competition for qualified personnel is intense. Our growth depends, in particular, on attracting and retaining highly-trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers and develop new products and technologies. Because of the complex and technical nature of our products and technologies and the dynamic market in which we compete, any failure to attract, train, retain, motivate and integrate qualified personnel could materially harm our operating results and growth prospects.
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
If our information systems or data or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of our business, we collect, store, use, transmit, disclose, and otherwise process sensitive, proprietary, and confidential information, including intellectual property, trade secrets, financial information, and personal data (including protected health information). We may rely upon third-party service providers and technologies to operate critical business systems to process confidential and personal data in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive data with or from third parties.
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. Moreover, these threats are becoming increasingly difficult to detect, and they come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage and are expected to continue to engage in attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (such as through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our software) or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce also poses increased risks to our information technology systems and data, as more of our personnel work from home, utilizing network connections outside our premises. Future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products, software and services. We may expend significant resources or modify our business activities in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard, or reasonable security measures to protect our information technology systems and data.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems (including our software) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our software), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our software or services, deter new customers from using our software or services, and negatively impact our ability to grow and operate our business.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage, if any, will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruption of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
In the ordinary course of business, we process personal data (including protected health information) and other sensitive information, including proprietary and confidential business data, trade secrets, and intellectual property. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, makes certain of HIPAA’s privacy and security standards directly applicable to business associates, defined as a person or organization, other than a member of a covered entity’s workforce, that creates, receives, maintains or transmits protected health information for or on behalf of a covered entity for a function or activity regulated by HIPAA as well as their covered subcontractors. Most healthcare providers in the United States, including clinical laboratories and institutions from which we may obtain customer data, are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH. Further, a person may be prosecuted for alleged HIPAA violations either directly or indirectly such as under aiding-and-abetting or conspiracy principles. Further, depending on the facts and circumstances, we could face substantial civil and criminal penalties and liabilities if we fail to comply with our obligations (required by law and/or contract) under HIPAA.
In the United States, at the state level, the California Consumer Privacy Act of 2018, or the CCPA, imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). The California Privacy Rights Act of 2020, or the CPRA, which takes effect January 1, 2023, is anticipated to expand the CCPA’s obligations on businesses. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce relevant laws, which could increase the risk of an enforcement action. Other states have also recently enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and take effect in 2023. If we become subject to new state-level data privacy laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors). Data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which, if passed, could further complicate compliance efforts.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing the personal data of individuals. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data. In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations. In addition, privacy advocates and industry groups have proposed, and may propose in the future, standards with which we are legally or contractually bound to comply.
Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of data privacy and security. The European Commission released a set of “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA. However, the SCCs require parties that rely on them to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the SCCs will remain a valid mechanism for transfers of personal data out of the EEA. Laws in Switzerland and the UK similarly restrict transfers of personal data outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection. In addition to European restrictions on cross-border transfers of personal data, other countries, such as China and Brazil, have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws or by requiring us to increase our personal data processing capabilities and infrastructure in Europe and/or elsewhere at significant expense.
Our data privacy and security obligations are quickly changing, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties on which we rely. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon which we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to, loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.
The life sciences research and diagnostic markets are highly competitive. If we fail to effectively compete, our business, financial condition and operating results will suffer.
We face significant competition in the life sciences research and diagnostic markets. We currently compete with both established and early stage companies that design, manufacture and market systems and consumable supplies. We believe our principal competitors in the life sciences research and genome mapping markets include PacBio, Oxford Nanopore Technologies, Genomic Vision and Dovetail Genomics. In addition, there are a number of new market entrants in the process of developing novel technologies for the life sciences research, diagnostic and screening markets.
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
We cannot assure investors that our products or technologies will compete favorably or that we will be successful in the face of increasing competition from new products and technologies introduced by our existing competitors or new companies entering our markets. In addition, we cannot assure investors that our competitors do not have or will not develop products or technologies that currently or in the future will enable them to produce competitive products or technologies with greater capabilities or at lower costs than ours. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.
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
In addition, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations. The U.S. government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, supply chain, partners or customers.
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
If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.
We, and any the third parties with access to our facilities, are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Each of our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. We could be held liable for any resulting damages in the event of contamination or injury resulting from the use of hazardous materials by us or the third parties with whom we contract, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials. We do not have any insurance for liabilities arising from medical or hazardous materials. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Compliance with applicable environmental laws and regulations is expensive, and these current or future laws and regulations may impair our research, development and commercialization efforts, which could harm our business, prospects, financial condition or results of operations. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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
Our RUO products are focused on the life sciences research market. This includes laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies. Accordingly, our products are labeled as “Research Use Only,” or RUO, and are not intended for diagnostic use. While we have focused initially on the life sciences research market and RUO products only, our strategy is to expand our product line to encompass products that are intended to be used for the diagnosis of disease, either alone or in collaboration with third parties. Such in-vitro diagnostic, or IVD, products will be subject to regulation by the FDA as medical devices, or comparable international agencies, including requirements for regulatory clearance or approval of such products before they can be marketed. If the FDA were to determine that our products are intended for clinical use or if we decided to market our products for such use, we would be required to obtain FDA 510(k) clearance or premarket approval in order to sell our products in a manner consistent with FDA laws and regulations. Such regulatory approval processes or clearances are expensive, time-consuming and uncertain; our efforts may never result in any approved premarket approval application, or PMA, or 510(k) clearance for our products; and failure by us or a collaborator to obtain or comply with such approvals and clearances could have an adverse effect on our business, financial condition or operating results.
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
There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, while Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA was unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed into law, which, among other things, significantly altered the payment methodology under the Medicare Clinical Laboratory Fee Schedule, or CLFS. PAMA requires certain laboratories performing clinical diagnostic laboratory tests to report to CMS the amounts paid by private payors for laboratory tests. Such reporting has been subject to numerous delays. Beginning on January 1, 2018, CMS has begun using reported private payor pricing to periodically revise payment rates under the CLFS. Based on current law, between January 1, 2023 and March 31, 2023, applicable laboratories will be required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2024 to 2026 CLFS rates.
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we or our collaborators will receive for any cleared or approved product. Congress is considering additional health reform measures. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. Any reduction in payments from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent our customers from successfully commercializing any tests for which they receive approval, which could prevent us from being able to generate revenue and attain profitability.
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
•state laws that prohibit other specified practices, such as billing physicians for tests that they order or providing tests at no or discounted cost to induce physician or patient adoption; insurance fraud laws; waiving coinsurance, co-payments, deductibles, and other amounts owed by patients; billing a state Medicaid program at a price that is higher than what is charged to one or more other third-party payors employing, exercising control over or splitting professional fees with licensed professionals in violation of state laws prohibiting fee splitting or the corporate practice of medicine and other professions; and
•federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•the prohibition on reassignment of Medicare claims, which, subject to certain exceptions, precludes the reassignment of Medicare claims to any other party;
•state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; and
•federal, state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal data, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of March 1, 2022, we (directly or through our wholly owned subsidiaries Lineagen, Inc and BioDiscovery, LLC) were the assignee of 28 granted U.S. patents or allowed U.S. patent applications and 21 pending U.S. patent applications. We also were the assignee of approximately 96 pending patent applications and granted patents in particular jurisdictions outside the U.S. If we fail to protect and/or maintain our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, and/or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
We cannot assure investors that any of our currently pending or future patent applications will result in granted patents, and we cannot predict how long it will take for such patents to issue, if at all. It is possible that, for any of our patents that have issued or that may issue in the future, our competitors may design their products, technologies or services around our patented technologies. Further, we cannot assure investors that other parties will not challenge any patents granted to us, or that courts or regulatory agencies will hold our patents to be valid, enforceable, and/or infringed. We cannot guarantee investors that we will be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge or challenges to our patents could result in the unenforceability or invalidity of such patents, or such patents being interpreted narrowly and/or in a manner adverse to our interests. Our ability to establish or maintain a technological or competitive advantage over our competitors and/or market entrants may be diminished because of these uncertainties. For these and other reasons, our intellectual property may not provide us with any competitive advantage. For example:
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
•we take efforts to enter into agreements with employees, consultants, collaborators, and, as applicable, advisors to confirm ownership and chain of title in intellectual property rights. However, an inventorship or ownership dispute could arise that may permit one or more third parties to practice or enforce our intellectual property rights, including possible efforts to enforce rights against us;
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

To the extent our intellectual property offers inadequate protection, or is found to be invalid or unenforceable, we would be exposed to a greater risk of direct or indirect competition. If our intellectual property does not provide adequate coverage of our competitors’ products, technologies or services, our competitive position could be adversely affected, as could our business.
Further, to the extent that computation methods implemented by software included in our products or technologies are not protected by our patents, our dependence on copyright and trade secret protection may not provide adequate protection. In addition, the Supreme Court’s ruling in Alice Corporation Pty. Ltd. v. CLS Bank International has narrowed the scope of patent protection available for computational methods in certain circumstances.
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
In addition, competitors could purchase our products or technologies and attempt to replicate and/or improve some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design their products or technologies around our protected technologies or develop their own competitive technologies that fall outside of our intellectual property rights. If our intellectual property does not adequately protect our market share against competitors’ products or technologies, services and methods, our competitive position could be adversely affected, as could our business.
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
Our success also depends on our ability to develop, manufacture, market and sell our products and technologies and perform our services without infringing the proprietary rights of third parties. Numerous U.S. and foreign-issued patents and pending patent applications owned by third parties exist in the fields in which we are developing manufacturing, marketing and selling products and technologies and performing services. As part of a business strategy to impede our successful commercialization and entry into new markets, competitors may allege that our products, technologies and/or services infringe their intellectual property rights.
We could incur substantial costs and divert the attention of our management and technical personnel in defending ourselves against claims of infringement made by third parties. Any adverse ruling by a court or administrative body, or perception of an adverse ruling, may have a material adverse impact on our ability to conduct our business and our finances. Moreover, third parties making claims against us may be able to obtain injunctive relief against us, which could block our ability to offer one or more products, technologies or services and could result in a substantial award of damages against us. In addition, since we sometimes indemnify customers, collaborators or licensees, we may have additional liability in connection with any infringement or alleged infringement of third-party intellectual property. Intellectual property litigation can be very expensive, and we may not have the financial means to defend ourselves or our customers, collaborators and licensees.
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
•abandon any product or service alleged or held to infringe, or redesign our products or technologies or processes to avoid potential assertion of infringement;
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
Most of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations, continue our internal research programs, in-license needed technology, pursue, obtain or maintain intellectual property rights, or enter into development partnerships that would help us bring our products, technologies or services to market.
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
If we or any of our partners were to initiate legal proceedings against a third-party to enforce a patent related to one of our products, technologies or services, the defendant in such litigation could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, as are validity challenges by the defendant against the subject patent or other patents before the USPTO. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement, failure to meet the written description requirement, indefiniteness, and/or failure to disclose the best mode or to claim patent eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent intentionally withheld material information from the USPTO, or made a misleading statement, during prosecution. Additional grounds for an unenforceability assertion include an allegation of misuse or anticompetitive use of patent rights, and an allegation of incorrect inventorship with deceptive intent. Third parties may also raise similar claims before the USPTO even outside the context of litigation. The outcome is unpredictable following legal assertions of invalidity and unenforceability. With respect to the validity question, for example, we cannot be certain that no invalidating prior art existed of which we and the patent examiner were unaware during prosecution. These assertions may also be based on information known to us or the Patent Office. If a defendant or third-party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the claims of the challenged patent. Such a loss of patent protection would or could have a material adverse impact on our business.
We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed alleged trade secrets of their other clients or former employers to us, and/or that their other clients or former employers allegedly have rights in our intellectual property, which could subject us to costly litigation.
As is common in the life sciences industry, we engage the services of consultants and independent contractors to assist us in the development of our products, technologies and services. Many of these consultants and independent contractors were previously employed at, or may have previously or may be currently providing consulting or other services to, universities or other technology, biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may become subject to claims that our company, a consultant or an independent contractor inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. We may similarly be subject to claims stemming from similar actions of an employee, such as one who was previously employed by another company, including a competitor or potential competitor. We may become subject to claims that one or more current or former employees, consultants, advisors, or independent contractors of ours owns rights in our intellectual property and/or has assigned or is under an obligation to assign rights in our intellectual property to another party. This may include a competitor of ours. If a competitor has rights in our patents, the competitor or a licensee or related entity of the competitor may be able to make, use, sell, import, and/or export the patented technology without liability to us under our patents or the patents we license. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team. If we were not successful, we could lose valuable intellectual property rights.
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
Filing, prosecuting, maintaining, and defending patents on current and future products, technologies and services in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, regardless of whether we are able to prevent third parties from practicing our inventions in the U.S., we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products, technologies or services, and further, may export otherwise infringing products or technologies to territories where we have patent protection, but enforcement is not as strong as it is in the U.S. These products, technologies or services may compete with our products, technologies or services and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from so competing. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patents or marketing of competing products, technologies or services in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful.
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
Changes in patent laws or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our products or technologies.
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
We may use third-party open source software components in future products or technologies, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell such products or technologies.
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
Risks Related to Ownership of our Securities
The price of our securities has been and may in the future be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment.
Our stock price has been and may continue to be volatile. The daily closing market price for our common stock has varied significantly, ranging between a high price of $15.57 on February 16, 2021 and a low price of $1.85 on February 23, 2022. During this time, the price per share of common stock has ranged from an intra-day low of $1.63 per share to an intra-day high of $15.69 per share.
The trading price of our securities is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the risk factors discussed in this section and elsewhere in our Annual Report, these factors include:
•our commercial progress in marketing and selling our genome analysis systems, including sales and revenue trends;
•changes in laws or regulations applicable to our systems;
•adverse developments related to our laboratory facilities;
•increased competition in the diagnostics services industry;
•changes in the structure or funding of research at academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies, including changes that would affect their ability to purchase our products, consumables and technologies;

•the failure to obtain and/or maintain coverage and adequate reimbursement for our Lineagen products and diagnostic assays and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement;
•the failure of our customers to obtain and/or maintain coverage and adequate reimbursement for their services using our Saphyr systems or our NxClinical software;
•adverse developments concerning our manufacturers and suppliers;
•our inability to establish future collaborations;
•additions or departures of key scientific or management personnel;
•introduction of new testing services offered by us or our competitors;
•announcements of significant acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•our ability to effectively manage our growth;
•the size and growth, if any, of our targeted markets;
•the failure or discontinuation of any of our product development and research programs;
•actual or anticipated variations in quarterly operating results;
•our cash position;
•our failure to meet the estimates and projections of the investment community and securities analysts or that we may otherwise provide to the public;
•publication of research reports about us or our industries or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•changes in the market valuations of similar companies;
•overall performance of the equity markets;
•issuances of debt or equity securities;
•sales of our securities by us or our stockholders in the future;
•trading volume of our securities;
•changes in accounting practices;
•ineffectiveness of our internal controls;
•data breaches of our company, providers, vendors or customers;
•regulatory or legal developments in the United States and other countries;
•disputes or other developments relating to proprietary rights, including our ability to adequately protect our proprietary rights in our technologies;
•significant lawsuits, including patent or stockholder litigation;
•general political and economic conditions;
•natural disasters, infectious diseases, conflict, civil unrest, epidemics or pandemics including COVID-19, outbreaks, resurgences or major catastrophic events; and
•other events or factors, many of which are beyond our control.
In addition, the stock market in general, and the market for life science technology companies in particular (including companies in the diagnostic, genomic and biotechnology related sectors), have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.
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
On January 13, 2021, Nasdaq notified that Company that it had regained compliance with the Minimum Bid Price Requirement because the closing bid price of our common stock had been at least $1.00 per share or greater from December 29, 2020 to January 12, 2021. Although we have regained compliance with Nasdaq continued listing requirements, if we fail to satisfy another Nasdaq requirement for continued listing, Nasdaq staff could provide notice that our common stock may become subject to delisting. We cannot assure you that such an event will not happen and, if it does, that we will be able to regain compliance. Accordingly, there can be no guarantee that we will be able to maintain our Nasdaq listing. If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in our securities at all. Delisting could also cause a loss of confidence of our customers, collaborators, vendors, suppliers and employees, which could harm our business and future prospects.
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
Our executive officers, directors and 5% stockholders and their affiliates currently beneficially own a significant percentage of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our securities that you may feel are in your best interest as one of our stockholders
If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause adverse effects on our business and may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the U.S. Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.
For the year ended December 31, 2020, we concluded there was a material weakness in our internal control environment over financial reporting because we did not have a sufficient number of resources to support the growth and complexity of our financial reporting requirements. This material weakness contributed to a material weakness in our control activities based on the criteria set forth in the 2013 Framework. Specifically, the design of certain controls did not adequately provide appropriate segregation of duties. The failure to maintain appropriate segregation of duties had a pervasive impact and as such, this deficiency resulted in a risk that could have impacted all financial statement account balances and disclosures and was therefore considered a material weakness. The material weaknesses did not result in any identified material misstatements to our financial statements, and there were no changes to previously released financial results, and as of December 31, 2021, we concluded that as of such date our controls and procedures were effective at a reasonable assurance level due to the implementation of remediation measures that we undertook.
Although we were able to remediate our prior material weakness, we cannot assure you that we will not experience future material weaknesses or that we will be able to successfully remediate any such material weakness in a timely manner or at all. If our independent registered public accounting firm is subsequently unable to conclude that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities and we could be subject to shareholder litigation. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We have designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal control over financial reporting, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
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
Based on the evaluation of our internal control over financial reporting as of December 31, 2021, we concluded that, as of such date, our internal control over financial reporting was effective at a reasonable assurance level due to our implementation of the above-mentioned measures to address material weakness discussed above.
We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.
We have incurred significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive-compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. As of June 30, 2021, the market value of our common stock held by non-affiliates exceeded $700.0 million. Consequently, we are a large accelerated filer and cease to be an emerging growth company effective December 31, 2021. As a result of this transition, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our previous status as an emerging growth company and expect to incur additional legal and financial compliance costs as a result. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
We expect the rules and regulations applicable to public companies will continue to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly, especially as we no longer qualify as an emerging growth company or a smaller reporting company and are therefore required to comply with additional, costly disclosure and compliance requirements, subject to a transition period. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our consolidated net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products, technologies or services. For example, these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we are required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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
In addition, as of December 31, 2021, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of an aggregate of 22,104,867 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. We also intend to file future registration statements on Form S-8 under the Securities Act registering the issuance of additional shares of common stock as the number of shares that may be issued under certain employee equity benefit plans automatically increase due to “evergreen” provisions. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease an aggregate of approximately 35,823 square feet of office, laboratory, and manufacturing space in two buildings at our headquarters in San Diego, California, with the lease for all rented space expiring December 31, 2025. In December 2021, we executed a new lease for approximately 11,978 additional square feet of office and laboratory space in San Diego, California that expires in January 2026. In January 2022, we executed an amendment to our headquarters lease for a new unit adding an additional 5,278 square feet of office and laboratory space in San Diego, California that expires in January 2026.

In August 2020, through the acquisition of Lineagen, we obtained a lease for approximately 9,710 square feet of office space in a Salt Lake City, Utah under a non-cancelable operating lease that expires in December 2026.
In October 2021, through the acquisition of BioDiscovery, we obtained a finance lease for approximately 4,786 square feet of office space in El Segundo, California that expires in February 2041.
We feel our properties are sufficient to satisfy our current needs.
ITEM 3. LEGAL PROCEEDINGS
We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceedings against us that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock began trading on The Nasdaq Capital Market on September 21, 2018 under the symbol “BNGO.” Prior to such time, there was no public market for our common stock.
Common Stock Holders
As of February 24, 2022, there were approximately 108 holders of record of our common stock. Certain shares of our common stock are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.
Warrant Holders
As of February 24, 2022, there was one holder of record of our warrants issued in our initial public offering, which are listed on the Nasdaq Stock Market LLC under the symbol “BNGOW” (“Warrants”). Certain of our warrants are held in “street” name and thus the actual number of beneficial owners of such warrants is not known or included in the foregoing number.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any future determination to pay dividends on our capital stock would be at the discretion of our board of directors, subject to applicable laws, and would depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K, or this Annual Report.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Recent Sales of Unregistered Securities
Not applicable.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a provider of genome analysis solutions that can enable researchers and clinicians to reveal answers to challenging questions in biology and medicine. Our mission is to transform the way the world sees the genome through optical genome mapping, or OGM, solutions, diagnostic services and software. We offer OGM solutions for applications across basic, translational and clinical research. Through our Lineagen business, we provide diagnostic testing for patients with clinical presentations consistent with autism spectrum disorder and other neurodevelopmental disabilities. Through our BioDiscovery business, we offer an industry-leading, platform-agnostic software solution, which integrates next-generation sequencing and microarray data designed to provide analysis, visualization, interpretation and reporting of copy number variants, single-nucleotide variants and absence of heterozygosity across the genome in one consolidated view.
We have incurred losses in each year since our inception. Our net losses were $72.4 million and $41.1 million for the years ended December 31, 2021, and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $216.1 million.
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
COVID-19
We are subject to additional risks and uncertainties as a result of the continued spread of COVID-19 and uncertain market conditions, which could continue to have a material impact on our business and financial results. We closely monitor and comply with various applicable guidelines and legal requirements in the jurisdictions in which we operate, which may continue to result in reduced business operations in response to new or existing stay-at-home orders, travel restrictions and other social distancing measures. If restrictions related to COVID-19 persist, we could see additional supply chain disruptions that impact our ability to produce our products and may cause us to make strategic determinations regarding, among other things, the cost and quality of the components and supplies we acquire. At various times throughout the pandemic, we have been unable to visit certain customer sites to support installation of service our OGM systems. Our manufacturing partners, suppliers, and customers, have implemented similar operational reductions. This overall reduction in activity has contributed to a decrease in sales which negatively impacted the Company’s 2021 financial results. The future effects of COVID-19 are unknown and our financial results may continue to be negatively affected in the future.
During the twelve months ended December 31, 2021, we experienced supply chain challenges, which we largely attribute to the COVID-19 pandemic. While the COVID-19 pandemic did not prevent us from operating our business during the twelve months ended December 31, 2021, we experienced substantially increased cost to secure certain component parts in our products and to produce our products at our contract manufacturers.
There may be long-term negative effects of the COVID-19 pandemic, even after it has subsided. Specifically, product demand may be reduced due to an economic recession, a decrease in corporate capital expenditures, prolonged unemployment, reduction in consumer confidence, or any similar negative economic condition. Further, the travel restrictions on our business have limited our ability to support our global and domestic operations, including providing installation and training and customer service, which has and may continue to slow the pace of our commercial strategy, sales and marketing efforts. These negative effects could have a material impact on our operations, business, earnings, and liquidity.
Financial Overview
Revenue
We generate product revenue from sales of our instruments and consumables. We currently sell our products for research use only applications and our customers are primarily laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies. In addition, we provide instruments to certain customers under our reagent rental program, under which we provide an instrument to customers at no cost and the customers agree to purchase minimum quantities of consumables. Consumable revenue consists of sales of complete assays which are developed internally by us, plus sales of kits which contain all the elements necessary to run tests. We generate service revenue from the sale of diagnostic testing services for those with autism spectrum disorder and other neurodevelopmental disabilities through our wholly owned subsidiary Lineagen. We also generate service and product revenue through BioDiscovery’s NxClinical software which provides customers with solutions for analysis, interpretation and reporting of genomics data. Other revenue consists of warranty and other service-based revenue.
The following table presents our revenue for the periods indicated:

	Years Ended December 31,
	2021	2020

Product revenue	$11,695,000	$6,230,000
Service and other revenue[1]	6,286,000	2,273,000
Total	$17,981,000	$8,503,000
1 Includes $1.1 million of revenue generated by BioDiscovery from the date of acquisition through December 31, 2021.
The following table reflects total revenue by geography and as a percentage of total revenue, based on the billing address of our customers. North America consists of the United States and Canada. EMEIA consists of Europe, Middle East, India and Africa. Asia Pacific includes China, Japan, South Korea, Singapore and Australia.

	Years Ended December 31,
	2021		2020
	$	%	$	%
North America	$9,329,000	52%	$4,489,000	53%
EMEIA	5,604,000	31%	3,163,000	37%
Asia Pacific	3,048,000	17%	851,000	10%
Total	$17,981,000	100%	$8,503,000	100%
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

Results of Operations
The following table sets forth our results of operations for the years ended December 31, 2021 and 2020:

	Years Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2021	2020	2021 to 2020	2021 to 2020
Product revenue	$11,695,000	$6,230,000	$5,465,000	88%
Service and other revenue	6,286,000	2,273,000	4,013,000	177%
Total revenue	17,981,000	8,503,000	9,478,000	111%
Cost of product revenue	10,524,000	4,810,000	5,714,000	119%
Cost of service and other revenue	3,583,000	920,000	2,663,000	289%
Total cost of revenue	14,107,000	5,730,000	8,377,000	146%
Research and development	22,485,000	10,256,000	12,229,000	119%
Selling, general and administrative	58,490,000	31,068,000	27,422,000	88%
Total operating expenses	80,975,000	41,324,000	39,651,000	96%
Loss from operations	(77,101,000)	(38,551,000)	(38,550,000)	100%
Interest income	236,000	—	236,000	100%
Interest expense	(927,000)	(2,519,000)	1,592,000	(63)%
Gain on forgiveness of Paycheck Protection Program loan	1,775,000	—	1,775,000	100%
Loss on debt extinguishment	(2,076,000)	—	(2,076,000)	(100)%
Other expense	(59,000)	(7,000)	(52,000)	743%
Loss before income taxes	(78,152,000)	(41,077,000)	(37,075,000)	90%
Provision for income taxes	5,717,000	(29,000)	5,746,000	(19,814)%
Net loss	$(72,435,000)	$(41,106,000)	$(31,329,000)	76%

Revenue

	Years Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2021	2020	2021 to 2020	2021 to 2020
Instrument revenue	$5,887,000	$3,085,000	$2,802,000	91%
Consumable revenue	5,808,000	3,145,000	2,663,000	85%
Product revenue	11,695,000	6,230,000	5,465,000	88%
Services and other revenue	6,286,000	2,273,000	4,013,000	177%
Total revenue	$17,981,000	$8,503,000	$9,478,000	111%
Revenue increased by $9.5 million, or 111% to $18.0 million for the year ended December 31, 2021, as compared to $8.5 million for the same period in 2020. The increase in product sales was driven by increased demand for our Saphyr OGM solutions, including increased instrument sales and greater demand for our reagent rental program and consumables. We believe increased demand for our OGM systems was primarily driven by increased market awareness and additional published data demonstrating the utility of OGM. During the year ended December 31, 2021, the total install base of our OGM systems increased by approximately 69%, 97 as of December 31, 2020 to 164 as of December 31, 2021. Additionally, for the year ended December 31, 2021, total flowcells sold reached 12,518, an increase of approximately 100% from the 6,311 flowcells sold during the year ended December 31, 2020. The increase in service and other revenue was primarily driven by sales generated by our Lineagen and BioDiscovery subsidiaries.
Cost of Revenue
Cost of revenue increased by $8.4 million, or 146%, to $14.1 million for the year ended December 31, 2021, as compared to $5.7 million for the same period in 2020. Cost of product revenue increased primarily due to increased product sales, but was also negatively impacted by unfavorable flowcell yields in the production cycle. The yield issues led us to record a $1.2 million inventory write-off in the fourth quarter of 2021, charged to cost of product revenue. If we are unable to solve for the yield issue, it could lead to lower gross margins in future periods. Cost of service and other revenue increased primarily due to costs from Lineagen sales contributing for a full year in 2021 versus a little more than one quarter in 2020.

Research and Development Expenses
Research and development, or R&D expenses, increased by $12.2 million, or 119%, to $22.5 million for the year ended December 31, 2021 as compared to $10.3 million for the same period in 2020. This is due to headcount additions to our development teams, resulting in a $7.2 million increase in R&D compensation expense. This increase was further driven by a $5.0 million increase in product development costs, including internal materials and supply consumption costs, foundry expenses, clinical trial research, and consulting costs.
We expect research and development expenses to increase in 2022 relative to 2021 as we have added headcount in order to support our efforts to develop more scalable and efficient manufacturing workflows, expand the utility of Saphyr, and develop the next versions of OGM products – including integration of OGM data into our NxClinical software. We expect that stock based compensation will drive a significant portion of the increase in expense in 2022 as a result of the stock issued as consideration in the BioDiscovery acquisition, which primarily rolls up into research and development expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $27.4 million, or 88%, to $58.5 million for the year ended December 31, 2021 as compared to $31.1 million for the same period in 2020. This increase is primarily due to a $17.0 million increase in compensation costs driven by increased headcount, and a $2.6 million increase in other headcount-related expenses. Other headcount-related expenses included the cost of recruiting, temporary employment, and facilities expenses incurred in order to support increased product demand. Headcount increased 103% from 2020 to 2021 to our global sales and back-office teams to support world-wide product distribution. In addition, we increased headcount as a result of the acquisition of BioDiscovery. Professional services – including accounting, legal, investor relations, market research, and annual meeting expenses – increased by $4.6 million. In 2021, legal costs include a total of $1.5 million in transaction-related expenses that were recorded for the BioDiscovery acquisition. The increase in accounting fees was primarily due to SOX compliance efforts and accounting for the BioDiscovery transaction while the increase in annual meeting expense is tied to the increase in the number of Bionano shareholders.
We expect selling, general, and administrative expenses to increase in 2022 due to our continuing investment in growing and supporting our customer base. We expect stock based compensation to drive a significant portion of the increase in expense in 2022 due to stock option awards issued to senior-level Q4 2021 hires as well as awards annual refresher grants issued to executives and non-executives in February 2022.
Interest Expense
Interest expense decreased by $1.6 million, or 63%, to $0.9 million for the year ended December 31, 2021, as compared to $2.5 million for the same period in 2020. In May 2021, we paid off the outstanding principal balance of the Company’s March 2019 Loan and Security Agreement (“Innovatus LSA”). The Innovatus LSA was outstanding for all of 2020.
Interest Income
Interest income was $0.2 million, for the year ended December 31, 2021, as compared to $0.0 million for the same period in 2020 resulting from positive returns on investments. Our total available-for-sale securities balance was $226.0 million as of December 31, 2021.
Gain on forgiveness of Paycheck Protection Program loan
A gain on forgiveness of our Paycheck Protection Program loan, or PPP Loan, of $1.8 million was recognized during the year ended December 31, 2021 in connection with the forgiveness of the PPP Loan, including all accrued interest in full.
Loss on debt extinguishment
A loss on debt extinguishment of $2.1 million was recognized during the year ended December 31, 2021 in connection with our payment in full of the Innovatus LSA, including all accrued interest, an end of term fee, a prepayment fee, and write-off of unamortized debt issuance costs
Income tax benefit (expense)
Income tax benefit increased by $5.7 million, or 19,814%, to a $5.7 million benefit for the year ended December 31, 2021, as compared to a $29,000 expense for the same period in 2020, driven by the acquisition of BioDiscovery. As a result of the acquisition, we recorded a $5.8 million deferred tax liability related to customer lists, patents/trademarks, developed technology, and fixed assets as part of the business combination which reduced the Company’s valuation allowance by $5.8 million, resulting in an income tax benefit for the period.

Liquidity and Capital Resources
Since our inception, we have incurred net losses and negative cash flows from operations. We incurred net losses of $72.4 million and $41.1 million, and used $71.9 million and $38.3 million of cash from our operating activities for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $216.1 million, cash and cash equivalents of $24.6 million and $226.0 million in available-for-sale securities.
Sources of Liquidity
In the years ended December 31, 2021 and 2020, we have generated cash flows from sales of common stock and other equity instruments. Additionally, during the year ended December 31, 2020, we relied on debt as a source of liquidity. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments, borrowings from credit facilities and revenue from our commercial operations. Revenue from our commercial operations has increased due to our acquisition of revenue-positive BioDiscovery. See Note 10 to our consolidated financial statements for a discussion of our recent equity activity and Note 9 to our consolidated financial statements for a discussion of terms and provisions of our debt included in this Annual Report.
Future Capital Requirements
We expect that our near and longer-term liquidity requirements will consist of working capital and general corporate expenses associated with the growth of our business, including, without limitation, expenses associated with scaling up our operations and continuing to increase our manufacturing capacity, sales and marketing expense, increasing market awareness of our products and services to target customers, instrument placements with customers via the reagent rental sales strategy, additional research and development expenses associated with expanding our offerings, expenses associated with continuing to build out our corporate infrastructure and expenses associated with being a public company. Our short-term capital expenditure needs relate primarily to the ongoing build out of our manufacturing and research facilities, service lab and service-related capabilities, research and development expenses related to current and future product offerings, and enhancements to information technology. We expect such expenditures to continue throughout 2022.
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

	Years Ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(71,927,000)	$(38,314,000)
Investing activities	(278,062,000)	(2,450,000)
Financing activities	336,111,000	61,902,000
Operating Activities
2021 Compared to 2020
Net cash used in operating activities was $71.9 million during the year ended December 31, 2021 as compared to $38.3 million during the year ended December 31, 2020. The increase in cash used in operating activities of $33.6 million is attributed to increased headcount of 103% across the business, increased professional fees to support ongoing business operations and increase our international presence, increased spending on materials and supplies, as well as $1.5 million in acquisition-related transaction costs, including financial advisor fees, legal expenses and accounting fees during the year ended December 31, 2021. We anticipate our use of cash in operating activities to increase in the next 12 to 24 months due to anticipated increases in headcount and ongoing support of our growing operations, including, R&D operations. As discussed below, we anticipate our available cash balance will be sufficient to fund those increases in cash used in operating activities through at least the next 12 months, but we may consider funding those increases or increases beyond the next 12 months with the methods discussed in the section below entitled “Capital Resources.”
Investing Activities
2021 Compared to 2020
Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure, as well as the acquisitions of Lineagen and BioDiscovery to grow our business. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. Net cash used in investing activities was $278.1 million during the year ended December 31, 2021, compared to $2.5 million during the year ended December 31, 2020. This increase in cash used in investment activities of $275.6 million is attributed to the acquisition of BioDiscovery, our new wholly owned subsidiary, as well as purchases of available-for-sale investment securities.
Financing Activities
2021 Compared to 2020
Net cash provided by financing activities was $336.1 million during the year ended December 31, 2021 as compared to $61.9 million during the year ended December 31, 2020, an increase of $274.2 million. During the year ended December 31, 2021, we raised approximately $311.1 million in net proceeds from executing two follow-on offerings, $10.0 million from warrant and stock option exercises, and $29.9 million in sales under our at-the-market facilities with Landenburg Thalmann & Co. Inc., or Landenburg, and Cowen and Company, LLC, or Cowen. These proceeds were offset by our repayment in full of all outstanding amounts under our Innovatus LSA of $15.0 million, including all accrued interest, the end of term fee, and a prepayment fee.
Capital Resources
As of December 31, 2021, we had approximately $24.6 million in cash and cash equivalents, $226.0 million of available-for-sale securities, and $250.6 million of working capital.
During the fourth quarter of 2020, we sold 27.0 million shares of our common stock under our prior at-the-market facility at an average share price of $0.82, and received gross proceeds of approximately $22.1 million before deducting offering costs of $0.6 million. In January 2021, we sold an additional 6.3 million shares of our common stock under the such prior at-the-market facility at an average share price of $2.68, and received gross proceeds of approximately $16.9 million before deducting offering costs of $0.4 million. This at-the-market facility was terminated effective March 22, 2021 and replaced by an ATM with Cowen and Company, LLC, or the Cowen ATM.
On January 12, 2021, we completed an underwritten public offering of 33.4 million shares of our common stock, including 4.4 million shares of our common stock sold pursuant to the underwriters' exercise in full of their option to purchase additional shares. The price to the public in the offering was $3.05 per share and the underwriters purchased the shares from us pursuant to the underwriting agreement at a price of $2.867 per share. The gross proceeds to us were approximately $101.8 million before deducting underwriting discounts and commissions and other offering expenses.
On January 19, 2021, we filed an automatically effective shelf registration statement on Form S-3 (File No. 333-252216) with the U.S. Securities and Exchange Commission, or SEC, as a “well-known seasoned issuer.” The registration statement allows us to issue an indeterminate number or amount of common stock, preferred stock, debt securities and warrants from time to time in one or more offerings. However, there can be no assurance that we will complete any future offerings of securities. Any future offerings under this registration statement will be dependent upon, among other factors, market conditions, available pricing, our financial condition, investor perception of our prospects, our capital needs and our ability to maintain status as a well-known seasoned issuer.
On January 25, 2021, we completed an underwritten public offering pursuant to our shelf registration statement of 38.3 million shares of our common stock, including 5.0 million shares of our common stock sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares. The price to the public in the offering was $6.00 per share and the underwriters purchased the shares from us pursuant to the underwriting agreement at a price of $5.64 per share. The gross proceeds to us were approximately $230.0 million before deducting underwriting discounts and commissions and other offering expenses.
On March 23, 2021, we entered into a Sales Agreement with Cowen and Company, LLC, or the Cowen ATM, or Cowen, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $350.0 million, through or to Cowen, acting as sales agent or principal. In the third quarter of 2021, the Company sold 2.3 million shares of common stock under the Cowen ATM at an average share price of $6.15 per share, and received gross proceeds of approximately $13.9 million before deducting offering costs of $0.6 million.
We believe that our cash, cash equivalents, and available for sale securities will be sufficient to fund our planned operations, obligations as they become due, and capital investments for at least the next twelve months. This estimate is based on our current business plan. This estimate does not reflect any additional expenditures resulting from potential acquisitions or strategic transactions. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. See Note 1 to our consolidated financial statements included elsewhere in this Annual Report for more information.
Contractual Obligations
The following table summarizes our future cash outflows for contractual obligations as of December 31, 2021.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years

Operating lease obligations, including interest	$8,162,000	$1,881,000	$3,961,000	$2,320,000	$—
Finance lease obligations, including interest, related party	7,599,000	314,000	652,000	684,000	5,949,000
Purchase obligations	6,480,000	3,240,000	1,350,000	—	—
Total contractual obligations	$22,241,000	$5,435,000	$5,963,000	$3,004,000	$5,949,000
Operating lease obligations relate to our office, laboratory and manufacturing space for our corporate headquarters in San Diego, California and Lineagen operations in Salt Lake City, Utah. Finance lease obligations relate to our BioDiscovery office in El Segundo, California. See Note 11, Commitments and Contingencies to our consolidated financial statements included in this Annual Report.
Purchase obligations primarily represent commitments for purchases of inventory from our supplier as disclosed in Note 11, Commitments and Contingencies to our consolidated financial statements included in this Annual Report.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Historically, revisions to our estimates have not resulted in a material change to our financial statements. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report, the significant accounting estimates that we believe are important to aid in fully understanding and evaluating our reported financial results include the following:
Stock-Based Compensation Expense
We recognize compensation expense for employees based on an estimated grant date fair value using the Black-Scholes option-pricing method. We have elected to account for forfeitures as they occur.
The inputs for the Black-Scholes valuation model require management’s significant assumptions. The common share price was determined by using the quoted price on the grant date. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin Nos. 107 and 110. The expected volatility was estimated based on historical volatility information of peer companies that are publicly available. Our expected dividend yield assumption is zero as we have never paid dividends and have no present intention to do so in the future.
Goodwill
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
We have determined that the Company is a single reporting unit for purposes of goodwill impairment testing. As of December 31, 2021, we performed a qualitative assessment of goodwill impairment which included an evaluation of changes in industry, market and macroeconomic conditions as well as consideration of our financial performance and any significant trends. Our qualitative assessment indicated that it was not more likely that not that goodwill is impaired. No impairments of goodwill were reported during the years ended December 31, 2021 and 2020.

Business Combinations
We apply the provisions of ASC 805, Business Combinations, in accounting for acquisitions. It requires us to recognize separately from goodwill the identifiable assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are required to be recorded to our consolidated statements of operations.
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
We generally use the income approach to derive the fair value of the above identified intangible assets when accounting for business combinations. This approach calculates fair value by estimating future cash flows attributable to the assets and then discounting these cash flows to a present value using a risk-adjusted discount rate. We selected this method because we believe the income approach most appropriately measures the value of our income producing assets. This approach requires significant management judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, appropriate discount rates, terminal values and other assumptions and estimates. The estimates and assumptions used are consistent with our business plans. The use of alternative estimates and assumptions could increase or decrease the estimated fair value of the asset. Actual results may differ from management’s estimates.
We record contingent consideration resulting from a business combination at its fair value on the acquisition date. On a quarterly basis, we revalue this obligation and record any increase or decrease in fair value as an adjustment to the consolidated statement of operations. Changes to the fair value of the contingent consideration obligation may result from changes to the discount rate, the passage of time, or changes in our estimate of the likelihood or timing of achieving the criteria for payment of the contingent consideration. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent reporting period. Accordingly, changes in the assumptions described above could have a material impact on the amount of income or expense we record for contingent consideration in any given period.
Recent Accounting Pronouncements
Refer to Note 2, ‘‘Summary of Significant Accounting Policies,’’ in the accompanying notes to our consolidated financial statements included in this Annual Report for a discussion of recent accounting pronouncements.
JOBS Act Accounting Election
Previously, we were an emerging growth company within the meaning of the JOBS Act. Section 107(b) of the JOBS Act provides that an emerging growth company can leverage the extended transition period, provided in Section 102(b) of the JOBS Act, for complying with new or revised accounting standards. However, because the market value of our common stock held by non-affiliates exceeded $700.0 million as of June 30, 2021, we are no longer an emerging growth company effective December 31, 2021. As a result, we now apply public company adoption dates for new or revised accounting standards. Further, we were required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley regarding our internal control over financial reporting as of December 31, 2021.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Bionano Genomics, Inc.
San Diego, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bionano Genomics, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2022 expressed an unqualified opinion thereon.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2021 due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Acquisition of BioDiscovery, LLC.
As described in Note 14 to the Company’s consolidated financial statements, the Company acquired 100% of BioDiscovery, LLC. for a purchase price of $74.8 million. As a result of the acquisition, management was required to determine estimated fair values of the assets acquired, including certain identifiable intangible assets, and liabilities assumed.
We identified the determination of fair values of the identifiable intangible assets as a critical audit matter. Management applied significant judgment in determining the unobservable inputs including revenue and expense forecasts and discount rates utilized. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:
•Assessing the reasonableness of the revenue and expense forecasts through: (i) evaluating historical performance of the target entity, and (ii) assessing financial projections against industry metrics and peer-group companies.
•Testing samples of opening balance sheet amounts by tracing to supporting documentation, including evaluating that the transactions were recorded in the appropriate period.
•Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) assessing the reasonableness of the discount rates incorporated into the various valuation models, and (ii) performing independent estimates to evaluate the potential effect of changes in the significant assumptions.
/s/ BDO USA, LLP
We have served as the Company’s auditor since 2020.
San Diego, CA
March 1, 2022

BIONANO GENOMICS, INC.
Consolidated Balance Sheets

	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$24,571,000	$38,449,000
Investments	226,041,000	—
Accounts receivable, net of allowance for doubtful accounts of $690,000 and $2,119,000 as of December 31, 2021 and 2020, respectively	4,934,000	2,775,000
Inventory	12,387,000	3,315,000
Prepaid expenses and other current assets	4,481,000	2,250,000
Total current assets	272,414,000	46,789,000
Property and equipment, net	10,318,000	4,910,000
Operating lease right-of-use assets	6,691,000	—
Finance lease right-of-use assets, related party	3,926,000	—
Intangible assets, net	26,842,000	1,475,000
Goodwill	56,160,000	7,173,000
Other long-term assets	749,000	103,000
Total assets	$377,100,000	$60,450,000
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,696,000	$2,930,000
Accrued expenses	9,694,000	5,599,000
Contract liabilities	684,000	416,000
Operating lease liability	1,467,000	—
Finance lease liability, related party	299,000	—
Total current liabilities	21,840,000	8,945,000
Operating lease liability, net of current portion	5,288,000	—
Finance lease liability, net of current portion, related party	3,642,000	—
Contingent consideration	9,066,000	—
Long-term debt, net of current portion	—	16,325,000
Long-term contract liabilities	146,000	98,000
Total liabilities	$39,982,000	$25,368,000

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized at December 31, 2021 and 2020; 289,602,000 and 189,953,000 shares issued and outstanding at December 31, 2021 and 2020, respectively	29,000	19,000
Additional paid-in capital	553,747,000	178,747,000
Accumulated deficit	(216,119,000)	(143,684,000)
Accumulated other comprehensive loss	(539,000)	—
Total stockholders’ equity	337,118,000	35,082,000
Total liabilities and stockholders’ equity	$377,100,000	$60,450,000
See accompanying notes to the consolidated financial statements.

BIONANO GENOMICS, INC.
Consolidated Statements of Operations

	Years Ended December 31,
	2021	2020
Revenue:
Product revenue	$11,695,000	$6,230,000
Service and other revenue	6,286,000	2,273,000
Total revenue	17,981,000	8,503,000
Cost of revenue:
Cost of product revenue	10,524,000	4,810,000
Cost of service and other revenue	3,583,000	920,000
Total cost of revenue	14,107,000	5,730,000
Operating expenses:
Research and development	22,485,000	10,256,000
Selling, general and administrative	58,490,000	31,068,000
Total operating expenses	80,975,000	41,324,000
Loss from operations	(77,101,000)	(38,551,000)
Other expenses
Interest income	236,000	—
Interest expense	(927,000)	(2,519,000)
Gain on forgiveness of Paycheck Protection Program Loan	1,775,000	—
Loss on debt extinguishment	(2,076,000)	—
Other income (expenses)	(59,000)	(7,000)
Total other income (expense)	(1,051,000)	(2,526,000)
Loss before income taxes	(78,152,000)	(41,077,000)
Benefit (provision) for income taxes	5,717,000	(29,000)
Net loss	$(72,435,000)	$(41,106,000)
Net loss per share, basic and diluted	$(0.26)	$(0.39)
Weighted-average common shares outstanding, basic and diluted	276,782,000	104,251,000

See accompanying notes to the consolidated financial statements.

BIONANO GENOMICS, INC.
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2021	2020
Net Loss:	$(72,435,000)	$(41,106,000)
Unrealized (loss) on investment securities	(539,000)	—
Comprehensive Loss	$(72,974,000)	$(41,106,000)

See accompanying notes to the consolidated financial statements.

BIONANO GENOMICS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 1, 2020	34,274,000	$3,000	$106,188,000	$(102,578,000)	$—	$3,613,000
Stock option exercises	1,000	—	1,000	—	—	1,000
Stock-based compensation expense	—	—	1,554,000	—	—	1,554,000
Issue common stock, net of issuance costs	43,921,000	5,000	37,930,000	—	—	37,935,000
Issue stock for employee stock purchase plan	88,000	—	40,000	—	—	40,000
Issue stock for covenant waiver	873,000	—	300,000	—	—	300,000
Issue stock for warrant exercises	104,628,000	10,000	28,635,000	—	—	28,645,000
Issue stock for acquisition	6,168,000	1,000	4,099,000	—	—	4,100,000
Net loss	—	—	—	(41,106,000)	—	(41,106,000)
Balance at December 31, 2020	189,953,000	$19,000	$178,747,000	$(143,684,000)	$—	$35,082,000
Stock option exercises	479,000	—	602,000	—	—	602,000
Stock-based compensation expense	—	—	9,719,000	—	—	9,719,000
Issue common stock, net of issuance costs	80,178,000	8,000	341,015,000	—	—	341,023,000
Issue stock for warrant exercises	10,794,000	1,000	9,417,000	—	—	9,418,000
Issue stock for employee stock purchase plan	300,000	—	89,000	—	—	89,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	169,000	—	—	—	—	—
Issue stock for acquisition	7,729,000	1,000	14,158,000	—	—	14,159,000
Net loss	—	—	—	(72,435,000)	—	(72,435,000)
Other comprehensive loss	—	—	—	—	(539,000)	(539,000)
Balance at December 31, 2021	289,602,000	$29,000	$553,747,000	$(216,119,000)	$(539,000)	$337,118,000

See accompanying notes to the consolidated financial statements.

 BIONANO GENOMICS, INC
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020
Operating activities:
Net loss	$(72,435,000)	$(41,106,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,351,000	1,479,000
Amortization of financing lease right-of-use asset	19,000	—
Amortization of interest on securities	329,000	—
Non-cash interest expense	205,000	1,264,000
Non-cash lease expense	671,000	—
Settlement of interest on debt	(1,235,000)	—
Benefit from deferred income taxes	(5,777,000)	—
Stock-based compensation	9,719,000	1,554,000
Provision for bad debt expense	—	1,809,000
Gain on forgiveness of PPP Loan	(1,775,000)	—
Inventory impairment	—	126,000
Loss on debt extinguishment	1,480,000	—
Cost of leased equipment sold to customer	568,000	—
Client warranty exchange of fixed asset	539,000	—
Change in fair value of contingent consideration	66,000	—
Changes in operating assets and liabilities (net of assets acquired and liabilities assumed in acquisition)
Accounts receivable	(493,000)	2,087,000
Inventory	(15,928,000)	(4,201,000)
Prepaid expenses and other current assets	(1,971,000)	(999,000)
Accounts payable	6,781,000	(1,810,000)
Accrued expenses and contract liabilities	3,959,000	1,483,000
Net cash used in operating activities	(71,927,000)	(38,314,000)
Investing activities:
Lineagen acquisition, net of cash acquired	—	(2,450,000)
BioDiscovery acquisition, net of cash acquired	(49,086,000)	—
Purchases of property and equipment	(822,000)	—
Construction in process	(638,000)	—
Payment of initial direct costs on lease	(607,000)	—
Purchase of available for sale securities	(313,392,000)	—
Sale and maturities of available for sale securities	86,483,000	—
Net cash used in investing activities	(278,062,000)	(2,450,000)
Financing activities:
Repayment of term-loan debt	(15,000,000)	(5,000,000)
Principal payments of financing lease liability	(5,000)	—
Proceeds from PPP Loan	—	1,774,000
Proceeds from borrowing from line of credit	—	761,000
Repayments of borrowing from line of credit	—	(2,258,000)
Proceeds from sale of common stock	342,711,000	39,934,000
Offering expenses on sale of common stock	(1,704,000)	(2,000,000)
Proceeds from sale of common stock under employee stock purchase plan	89,000	40,000
Proceeds from warrant and option exercises	10,020,000	28,651,000
Net cash provided by financing activities	336,111,000	61,902,000
Net increase (decrease) in cash and cash equivalents	(13,878,000)	21,138,000
Cash and cash equivalents at beginning of period	38,449,000	17,311,000
Cash and cash equivalents at end of period	$24,571,000	$38,449,000

	Years Ended December 31,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid for interest	$1,910,000	$1,252,000
Cash paid for operating lease liabilities	$447,000	$—
Supplemental disclosure of non-cash financing and investing activity
Fair value of common stock issued related to Lineagen acquisition	$—	$4,100,000
Fair value of common stock issued related to BioDiscovery acquisition	$14,159,000	$—
Contingent consideration related to BioDiscovery acquisition	$9,000,000	$—
Operating lease liabilities resulting from obtaining and modifying right-of-use assets	$4,751,000	$—
Transfer of instruments and servers from inventory into property and equipment, net	$6,857,000	$4,224,000
Forgiveness of PPP Loan	$1,775,000	$—
Stock issued for services	$15,000	$—
Issue stock for covenant waiver	$—	$300,000
Warrant exercise pursuant to cashless exercise	$129,000	$—
See accompanying notes to the consolidated financial statements.

BIONANO GENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Operations
Description of Business
Bionano Genomics, Inc. (collectively, with its consolidated subsidiaries, the “Company”) is a provider of genome analysis solutions that can enable researchers and clinicians to reveal answers to challenging questions in biology and medicine. The Company’s mission is to transform the way the world sees the genome through optical genome mapping (“OGM”) solutions, diagnostic services and software. The Company offers OGM solutions for applications across basic, translational and clinical research. Through its Lineagen, Inc. (“Lineagen”) business, the Company also provides diagnostic testing for patients with clinical presentations consistent with autism spectrum disorder and other neurodevelopmental disabilities. Through its BioDiscovery, LLC. (“BioDiscovery”) business, the Company also offers an industry-leading, platform-agnostic software solution, which integrates next-generation sequencing and microarray data designed to provide analysis, visualization, interpretation and reporting of copy number variants, single-nucleotide variants and absence of heterozygosity across the genome in one consolidated view.
Liquidity
As of December 31, 2021, the Company had approximately $24.6 million in cash and cash equivalents, $226.0 million in short term investments, and working capital of $250.6 million as a result of common stock offerings executed in the quarters ended December 31, 2020, March 31, 2021, and September 30, 2021. In February 2021, we applied for forgiveness of our PPP Loan of approximately $1.8 million, and in March 2021, the PPP Loan, including all accrued interest, was forgiven in full. During the year ended December 31, 2021, the outstanding term loan under the Innovatus LSA was paid in full, including all accrued interest, an end of term fee, and a prepayment fee for a total of $17.0 million.
The Company believes its available cash, cash equivalents and available-for-sale securities will be sufficient to fund operations, obligations as they become due and capital investments for at least the next twelve months. However, the Company expects to continue to incur net losses for the foreseeable future. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of equity offerings, debt financings or other sources, including potential collaborations, licenses and other similar arrangements. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, potentially harming the Company’s business.
COVID-19
The Company is subject to additional risks and uncertainties as a result of the continued spread of COVID-19 and uncertain market conditions, which could continue to have a material impact on the Company’s business and financial results. The Company closely monitors and complies with various applicable guidelines and legal requirements in the jurisdictions in which it operates, which may continue to result in reduced business operations in response to new or existing stay-at-home orders, travel restrictions and other social distancing measures. If restrictions related to COVID-19 persist, the Company could see supply chain disruptions that impact its ability to produce its products and may cause the Company to make strategic determinations regarding, among other things, the cost and quality of the components and supplies it acquires. The Company’s manufacturing partners, suppliers, and customers, have implemented similar operational reductions. Despite reporting an increase in revenue for the year ended December 31, 2021 when compared to the same period in 2020, the Company believes travel restrictions and overall reduced activity had a continued negative impact on the Company’s financial results. Given the continued evolution of the COVID-19 pandemic and the related complexities and uncertainties associated with the additional variants, the future effects of COVID-19 are unknown and the Company’s financial results may continue to be negatively affected in the future.
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
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions used by management include estimates of selling prices for multiple performance obligation arrangements, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used in purchase accounting and to evaluate the recoverability of long-

lived assets and goodwill, warranty reserves, certain accrued expenses, contingent liabilities, tax reserves, deferred tax rates and recoverability of the Company’s net deferred tax assets, stock-based compensation expense, and related valuation allowances. Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
Basis of Presentation
The consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of the Company’s 100%-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Business Combinations
In August 2020, Alta Merger Sub, Inc., a wholly owned subsidiary of the Company (“Lineagen Merger Sub”), Lineagen, a Delaware corporation, and Michael S. Paul, Ph.D., solely in his capacity as exclusive agent and attorney-in-fact of the securityholders of Lineagen, entered into an Agreement and Plan of Merger (the “Lineagen Merger Agreement”). Pursuant to the terms and conditions of the Lineagen Merger Agreement, Lineagen Merger Sub merged with and into Lineagen (the “Lineagen Merger”) whereupon the separate corporate existence of Lineagen Merger Sub ceased, with Lineagen continuing as the surviving corporation of the Lineagen Merger as a wholly owned subsidiary of the Company.
In October 2021, Starship Merger Sub I, Inc., a wholly owned subsidiary of the Company (“BioDiscovery Merger Sub I”), Starship Merger Sub II, LLC, a California limited liability company (“BioDiscovery Merger Sub II”), BioDiscovery, Inc., a California corporation (“Former BioDiscovery”), and Soheil Shams, solely in his capacity as the securityholders’ representative, entered into an Agreement and Plan of Merger (the “BioDiscovery Merger Agreement”), pursuant to which the Company agreed to acquire Former BioDiscovery. Pursuant to the terms and conditions of the BioDiscovery Merger Agreement, BioDiscovery Merger Sub I merged with and into Former BioDiscovery (“BioDiscovery Merger I”), whereupon the separate corporate existence of BioDiscovery Merger Sub I ceased, with Former BioDiscovery continuing as the surviving corporation of BioDiscovery Merger I and a wholly owned subsidiary of the Company. Immediately after BioDiscovery Merger I, pursuant to the terms and conditions of the BioDiscovery Merger Agreement, Former BioDiscovery merged with and into BioDiscovery Merger Sub II (“BioDiscovery Merger II”), whereupon the separate corporate existence of Former BioDiscovery ceased, with BioDiscovery Merger Sub II continuing as the surviving company of BioDiscovery Merger II and a wholly owned subsidiary of the Company. Concurrent with BioDiscovery Merger II, BioDiscovery Merger Sub II changed its name to that of our current subsidiary, BioDiscovery, LLC.
The Company accounted for its acquisitions of Lineagen and BioDiscovery using the acquisition method of accounting pursuant to Accounting Standards Codification Topic 805, Business Combinations ("ASC 805"). Under ASC 805, the tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair values as of the acquisition date. Any excess purchase price over the estimated fair value assigned to the tangible and identifiable intangible assets acquired and liabilities assumed is recorded to goodwill.
The Company estimated the fair value of identifiable intangible assets acquired with the assistance of independent valuations that use information and assumptions provided by the Company’s management.
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
Accounts Receivable

	December 31, 2021	December 31, 2020
Accounts receivable, net:
Accounts receivable, trade	$5,624,000	$4,894,000
Less allowance for doubtful accounts	(690,000)	(2,119,000)
	$4,934,000	$2,775,000
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
For “OGM” products and services, credit is extended based upon an evaluation of each customer’s credit history, financial condition, and other factors. Estimates of allowances for doubtful accounts are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due, and economic and other factors. Bad debt expense is recorded as necessary to maintain an appropriate level of allowance for doubtful accounts in selling, general and administrative expense. During the year ended December 31, 2021, the Company recorded a recovery of bad debt expense of $108,000, which is included in selling, general and administrative expenses. During the year ended December 31, 2020, the Company recorded bad debt expense of $1.8 million which was included in selling, general and administrative expenses. Amounts are charged to the allowance for doubtful accounts when collection efforts have been exhausted and are deemed uncollectible.
Accounts receivable is subject to concentration risk whenever a customer has a balance that meets or exceeds 10.0% of the Company’s total accounts receivable balance. As of December 31, 2021, no customers met or exceeded 10% of the Company’s total accounts receivable balance. As of December 31, 2020, two customer balances represented 27.4% of the Company’s total accounts receivable balance.
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
The components of inventories, net of reserve, are as follows:

	December 31,
	2021	2020

Raw materials	$745,000	$2,282,000
Finished goods	11,642,000	1,033,000
	$12,387,000	$3,315,000

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
As a result of the Lineagen and BioDiscovery acquisitions the Company recorded intangible assets, which consist of trade name intangibles, customer relationship intangibles, and a developed technology intangible, which are amortized on a straight-line basis over their estimated useful lives of five years. Straight-line amortization was determined to be materially consistent with the pattern of expected use of the intangible assets.
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
During the years ended December 31, 2021 and 2020, the Company recognized no impairment losses on long-lived assets. Substantially all of the Company's long-lived assets are located in the U.S.
Contingent Consideration
We recorded contingent consideration resulting from a business combination at its fair value on the acquisition date. On a quarterly basis, we revalue this obligation and record any increase or decrease in fair value as an adjustment to the consolidated statement of operations. Changes to the fair value of the contingent consideration obligation may result from changes to the discount rate, the passage of time, changes in our estimate of the likelihood, or timing of achieving the criteria for payment of the contingent consideration.
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
During the years ended December 31, 2021 and 2020, the Company recognized no impairment losses on goodwill.
Leases
Beginning in 2021, the Company determines if an arrangement is, or contains, a lease at the inception of the arrangement. Right-of-use (“ROU”) assets represent our right to use an underlying asset during the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating leases are included in operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheets, while finance leases are included in finance lease right-of-use assets and finance lease liabilities.
Lease assets and liabilities are recognized at commencement based on the present value of lease payments over the lease term. The Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments. The ROU assets also include any prepaid or accrued lease payments and is adjusted for lease incentives and initial direct costs.
Lease terms may include options to extend or terminate the lease which are recognized when it is reasonably certain that the Company will exercise that option. Leases with terms of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the lease terms, or in some cases, the useful life of the underlying asset. Variable lease payments are excluded from the measurement of ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. The Company accounts for the lease and non-lease components as a single lease component for all classes of underlying assets.
Deferred Rent
The Company’s operating leases include incentives in the form of rent abatements and leasehold improvement allowances, as well as fixed annual rent escalations. The Company recognizes the aggregate rental expense, after considering incentives and stipulated rent escalations, on a straight-line basis over the lease term. Prior to January 1, 2021, the difference between rent expense and amounts paid under the lease was recorded as deferred rent in the accompanying consolidated balance sheets.
Revenue Recognition
The Company generates revenue primarily from the sale of products and services. The Company considers revenue to be earned when all of the following criteria are met: the Company has a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the amount the Company expects to receive, including an estimate of uncertain amounts subject to a constraint to ensure revenue is not recognized in an amount that would result in a significant reversal upon resolution of the uncertainty, is determinable; and the Company has transferred control of the promised items to the customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the contract. The transaction price for the contract is measured as the amount of consideration the Company expects to receive in exchange for the goods and services expected to be transferred. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control of the distinct good or service is transferred.
The Company recognizes a receivable when we have an unconditional right to payment, which is generally at the time of delivery of software, consumables and instruments, including any extended warranties, or at the time services are rendered. Payment terms are typically 30 days for sales to customers in the United States but may be longer in international markets. The Company treats shipping and handling costs performed after a customer obtains control of the good as a fulfillment cost and records these costs within selling, general and administrative expenses, less any amounts reimbursed by the customer, when the corresponding revenue is recognized.

Revenue is recorded net of discounts and sales tax. The Company’s contracts typically do not provide for product returns or refunds. In general, estimates of variable consideration and constraints are not material to the Company’s financial statements. Employee sales commissions are recorded as selling, general and administrative expenses when incurred as the amortization period for such costs, if capitalized, would have been one year or less.
Product revenue recognition
Product revenue consists of sales of our Saphyr system and related consumables. These products are sold primarily through a direct sales force, and within international markets, there is more reliance on distributors. In addition, the Company provides the Saphyr system to certain customers under its reagent rental program, under which the Company provides Saphyr systems to customers at no cost and the customers agree to purchase minimum quantities of consumables.
Transfer of control for the Company's products is generally at shipment or delivery, depending on contractual terms, but occurs when title and risk of loss transfers to the customer which represents the point in time when the customer obtains control of the product. As such the Company's performance obligation related to product sales is satisfied at a point in time.
For transfers of instruments and consumables to customers under the Company's rental reagent program, the Company allocates the total contract consideration between the instrument and the consumables based on estimates of stand-alone selling prices, and recognizes the instrument revenue evenly over the rental period, and the consumables revenue when the consumables are delivered. Rental revenue related to the reagent rental program recognized over-time totaled $0.2 million and $0.1 million during the years ended December 31, 2021 and 2020, respectively.
Service and other revenue recognition
Service and other revenue primarily consist of revenue from diagnostic testing services, the sale of software, and license maintenance agreements, and support, repair and maintenance services and extended warranties on Saphyr systems.
Revenue from the completion of diagnostic testing services is initially recorded at the estimated consideration the Company expects to receive from contractual and non-contractual payors, and is subject to adjustment based on the amount actually collected. The Company performs its obligation under a contract with a customer by processing diagnostic tests and communicating the test results, which the Company has determined is the point at which control is transferred to the customer for revenue recognition purposes.
Revenue from the sale of software is recognized at the point-in-time the software license is transferred to the customer, or for hosting arrangements, on a usage basis as the customer processes the number of genetic samples purchased with the software. Revenue related to license maintenance agreements is recognized over-time based on the contract term. Revenue recognized over-time related to license maintenance agreements totaled $0.1 million during the year ended December 31, 2021. There was no revenue recognized related to license maintenance agreements during the year ended December 31, 2020.
Revenue from support and maintenance contracts and extended warranties is recognized over time based on the contract term, which represents a faithful depiction of the transfer of goods and services given the stand-ready nature of the performance obligations. Service revenue related to repairs and customer sample evaluations is recognized as the services are performed based on the specific nature of the service. Warranty and maintenance revenue recognized over-time totaled $0.6 million and $0.5 million during the years ended December 31, 2021 and 2020, respectively, which was included in service and other revenue.
Remaining Performance Obligations
As of December 31, 2021, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was $0.8 million. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations, as well as obligations related to software under hosting arrangements. The Company expects to recognize approximately 82.4% of this amount as revenue in 2022, 13.8% in 2023, 2.3% in 2024 and 1.5% in 2025 and thereafter.
We periodically review the warranty reserve for adequacy and adjust the warranty accrual, if necessary, based on actual experience and estimated costs to be incurred. Warranty expense is recorded as a component of cost of product revenue. The Company's liability for product warranties provided under its agreements with customers was $0.2 million and $0.2 million as of December 31, 2021 and 2020, respectively. Warranty expense recorded in cost of goods sold totaled $0.5 million and $0.4 million during the years ended December 31, 2021 and 2020, respectively.
Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. Contract assets at the beginning and end of the period, as well as the changes in the balance, were immaterial.
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations. Contract liabilities are classified as other current liabilities and other long-term liabilities on the consolidated balance sheets. The Company recognized revenue of $0.4 million and $0.4 million during the years ended December 31, 2021 and 2020, respectively, which was included in the contract liability balance at the end of the previous year.
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
Stock-based Compensation
The Company issues stock-based awards as compensation to employees and directors. Stock-based awards may include stock options, stock appreciation rights, vesting stock awards and performance share awards. These awards are accounted for as equity awards. To-date, the Company recognizes stock-based compensation expense net of actual forfeitures on a straight-line basis over the underlying award’s requisite service period, which is generally the vesting period, as measured using the award’s grant date fair value.
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
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common share equivalents are only included when their effect is dilutive. Pre-funded warrants from the Company's follow-on offering have been treated as if they were common shares outstanding on the date of issuance. The Company’s potentially dilutive securities which include outstanding warrants to purchase stock and outstanding stock options under the Company’s equity incentive plans have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. Restricted stock is treated as outstanding for accounting purposes. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (in common stock equivalent shares):

	Years Ended December 31,
	2021	2020
Common stock options	12,765,000	5,290,000
Common warrants	4,356,000	15,174,000
Unvested restricted stock	5,006,000	—
RSUs	361,000	—
PSUs	290,000	—
Total	22,778,000	20,464,000
Recently Issued But Not Yet Adopted Accounting Pronouncements
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
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exceptions and also simplifies the diluted earnings per share calculation in certain areas. The standard is effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years and interim periods within those fiscal years beginning after December 15, 2021. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and adoption must be as of the beginning of the Company’s annual fiscal year. The Company’s early adoption of this accounting standard on January 1, 2021, did not have a material impact on the Company’s consolidated financial statements and related disclosures. In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASC 842”) which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. ASC 842 establishes a right-of-use model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. ASC 842 also requires disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard was adopted on January 1, 2021, as the Company lost its status as an Emerging Growth Company effective December 31, 2021, and therefore was required to adopt the standard for the year ending December 31, 2021, using the modified retrospective method. Under this transition method, the Company recognized and measured leases that existed at the adoption date in the consolidated balance sheet as of January 1, 2021. In connection with the adoption of ASC 842, the Company elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases. The Company also made accounting policy elections not to apply the recognition requirements under ASC 842 to any short-term leases and to account for each separate lease and associated non-lease components as a single lease component for all the Company’s leases.
Adoption of ASC 842 resulted in recognition of operating lease assets and liabilities of approximately $2.1 million and $2.1 million, respectively, as of January 1, 2021, related to the lease of office and laboratory space. The comparative prior period information continues to be reported under ASC 840. The adoption of this new accounting standard resulted in increased qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. For further details, see Note 11, Commitments and Contingencies. The adoption of the new standard did not materially impact the Company’s consolidated results of operations or cash flows.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities From Contracts With Customers. This ASU requires an acquirer to account for revenue contracts acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Prior to ASU 2021-08, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts, at fair value on the acquisition date. The guidance is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to business combinations occurring on or after the effective date. Early adoption is permitted. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company adopted ASU 2021-08 on October 1, 2021, and applied the ASU prospectively to its acquisition that occurred in 2021.
3. Revenue from Contracts with Customers
Revenue by Source

	Years Ended December 31,
	2021	2020
Instruments	$5,887,000	$3,085,000
Consumables	5,808,000	3,145,000
Total product revenue	11,695,000	6,230,000
Services and other	6,286,000	2,273,000
Total revenue	$17,981,000	$8,503,000

Revenue by Geographic Location

	Years Ended December 31,
	2021		2020
	$	%	$	%
North America	$9,329,000	52%	$4,489,000	53%
EMEIA	5,604,000	31%	3,163,000	37%
Asia Pacific	3,048,000	17%	851,000	10%
Total	$17,981,000	100%	$8,503,000	100%
The tables above provide revenue from contracts with customers by source and geographic location on a disaggregated basis. North America consists of the United States and Canada. EMEIA consists of Europe, the Middle East, India and Africa. Asia Pacific includes China, Japan, South Korea, Singapore and Australia. For the years ended December 31, 2021 and 2020, sales in the United States represented 46% and 42% of revenues, respectively. During the year ended December 31, 2021, sales in China accounted for 11% of total revenue. No other countries represented greater than 10% of revenue during the years ended December 31, 2021 and 2020.

4. Investments and Fair Value Measurements
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
Financial instruments that are not re-measured at fair value include cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities. The carrying value of the Company’s long-term debt approximates its fair value due to the market rate of interest which was determined to be a Level 2 measurement. The carrying values of these financial instruments approximate their fair values.
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Consolidated Balance Sheets:

	December 31, 2021
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Commercial Paper	$100,860,000	$—	$100,860,000	$—
Corporate Notes/Bonds	125,181,000	—	125,181,000	—
Total Investments:	$226,041,000	$—	$226,041,000	$—
Money Market Funds	$11,126,000	$11,126,000	$—	$—
Liabilities:
Contingent consideration	$9,066,000	$—	$—	$9,066,000
Money Market Funds are classified as cash equivalents on the balance sheet.
The fair value of the contingent consideration liability is reassessed on a quarterly basis using the income approach. Assumptions used to estimate the acquisition date fair value of the contingent consideration include the probability of achieving certain milestones and a discount rate of 3.2%. The fair value measurement of the contingent consideration is based on significant inputs not observed in the market (Level 3 inputs). Significant inputs used in the measurement include probabilities of achieving the remaining milestones, which depend on the milestone risk profile. The change in fair value of the contingent consideration during the year ended December 31, 2021 was due to the passage of time.
Changes in estimated fair value of contingent consideration liability in the year ended December 31, 2021 is as follows:

Contingent Consideration Liability (Level 3 Measurement)
Balance as of December 31, 2020	$—
Liability recorded as a result of current period acquisition	9,000,000
Change in estimated fair value, recorded in selling, general and administrative expenses	66,000
Cash payments	—
Balance as of December 31, 2021	$9,066,000

The Company did not hold any investments as of December 31, 2020. As of December 31, 2021, the Company held 57 securities in an unrealized loss position for a period of less than 12 months resulting in an unrealized loss of $0.5 million included in other comprehensive income during the year ended December 31, 2021. None of the Company’s available-for-sale investment securities were in a material unrealized loss position at December 31, 2021. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale investment securities.
During the year ended December 31, 2021, the Company received proceeds of $86.5 million relating to sales and maturities of its available for sale securities, and recognized a loss of $8,000 in other income relating to the sale of these securities. Amounts are reclassified out of accumulated other comprehensive income into earnings using the specific identification method.
As of December 31, 2021, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities:

	Commercial Paper		Corporate Notes/Bonds
	Amortized Cost	Unrealized loss	Amortized Cost	Unrealized loss
Less than 1 year	$100,929,000	$(69,000)	$41,173,000	$(61,000)
Due after one year through five years	—	—	84,478,000	(409,000)
Total	$100,929,000	$(69,000)	$125,651,000	$(470,000)

Included in interest income for the year ended December 31, 2021 was interest income related to the Company’s available for sale securities of $0.4 million. All interest income related to the available for sale securities in 2021 related to year ended December 31, 2021. All available-for-sale securities are classified as current assets, even if the maturity when acquired by the Company is greater than one year due to the ability to liquidate within the next 12 months.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31, 2021	December 31, 2020
Prepayment to supplier	$285,000	$1,146,000
Prepaid insurance	1,461,000	642,000
Interest receivable	387,000	—
Other current assets	2,348,000	462,000
Total	$4,481,000	$2,250,000

6. Property and Equipment, Net
Property and equipment, net consist of the following:

	December 31, 2021	December 31, 2020
Computer and office equipment	$819,000	$492,000
Lab equipment	9,341,000	6,718,000
Service equipment placed at customer sites	6,556,000	3,267,000
Leasehold improvements	2,674,000	1,889,000
	19,390,000	12,366,000
Less accumulated depreciation and amortization	(9,072,000)	(7,456,000)
	$10,318,000	$4,910,000
For the years ended December 31, 2021 and 2020, the Company recorded depreciation expense of $1.9 million and $1.4 million, respectively, which includes an allocation to cost of revenue of $0.9 million, $0.5 million, and $41,000 respectively.
7. Intangible Assets, Net
Intangible assets that are subject to amortization consisted of the following at December 31, 2021 and 2020:

	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$1,630,000	$(210,000)	$1,420,000	$630,000	$(42,000)	$588,000
Customer relationships	3,950,000	(378,000)	3,572,000	950,000	(63,000)	887,000
Developed technology	22,800,000	(950,000)	21,850,000	—	—	—
Intangibles, net	$28,380,000	$(1,538,000)	$26,842,000	$1,580,000	$(105,000)	$1,475,000
The Company recorded amortization expense for intangible assets of $1.4 million and $0.1 million for the years ended December 31, 2021 and 2020 respectively, in selling, general and administrative expenses. The customer relationships and trade name intangibles from the Lineagen acquisition are both being amortized on a straight-line basis over their estimated useful lives of 5 years, and have remaining amortization periods of 3.6 years. The customer relationships, developed technology and trademark intangibles from the BioDiscovery acquisition are being amortized on a straight-line basis over their estimated useful lives of 5 years, and have remaining amortization periods of 4.8 years.
Future amortization expense of intangible assets is as follows:

2022	$5,676,000
2023	5,676,000
2024	5,676,000
2025	5,571,000
2026	4,243,000
Total	$26,842,000

8. Accrued Expenses
Accrued expenses consist of the following:

	December 31, 2021	December 31, 2020
Compensation expenses	$4,529,000	$3,251,000
Goods received not invoiced	1,073,000	567,000
Taxes payable	677,000	562,000
Insurance	1,011,000	358,000
Professional fees and royalties	288,000	247,000
Warranty liabilities	175,000	113,000
Interest	—	98,000
Other	1,941,000	403,000
Total	$9,694,000	$5,599,000

9. Long-Term Debt
Paycheck Protection Program
On April 17, 2020, the Company received the PPP Loan proceeds of approximately $1.8 million pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”).
The PPP Loan accrued interest at a rate of 1% per annum and was subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act. In February 2021, the Company applied for forgiveness of the PPP Loan, and in March 2021, the PPP Loan, including all accrued interest, was forgiven in full. A gain on forgiveness of Paycheck Protection Program loan of $1.8 million was recognized during the year ended December 31, 2021.
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
The LSA provided for prepayment fees of 3.0% of the outstanding balance of the loan if the loan is repaid on or prior to March 14, 2020, 2.0% of the amount prepaid if the prepayment occurs after March 14, 2020 but prior to March 14, 2021, 1% of the amount prepaid after March 14, 2021 but prior to March 14, 2022 and 0% of the amount prepaid if the prepayment occurs thereafter. In addition, upon the final repayment of the total amounts borrowed, the Company is required to pay an end of term fee of $0.8 million. This end of term fee was being recognized as interest expense over the term of the LSA. As of December 31, 2021, the outstanding term loan with Innovatus was paid in full, including all accrued interest, the end of term fee, and a prepayment fee for a total of $17.0 million. The Company recorded a loss on debt extinguishment of $2.1 million.
The LSA also provided for a revolving line of credit in an amount not to exceed $5.0 million (the “Revolver”), which was terminated effectively upon payment in full of the above term loan.
The LSA was collateralized by substantially all of the Company’s assets, including its intellectual property. The LSA required the Company to comply with various affirmative and negative covenants, including: (1) a liquidity covenant requiring the Company to maintain a minimum cash balance at all times in a collateral account and (2) a revenue covenant requiring the Company to meet certain minimum revenue targets measured at the end of each calendar quarter. The LSA also included certain standard events of default, and a provision that Innovatus could declare an event of default upon the occurrence of any event that it interprets as having a material adverse impact to the Company's business, operations, or condition, a material impairment on the Company's ability to pay the secured obligations under the LSA, or upon a material adverse effect on the collateral under the agreement, thereby requiring the Company to repay the loans immediately, together with a prepayment fee and other applicable fees.

In March 2019, in connection with the receipt of $20.0 million in proceeds from the Term Loans, the Company issued to Innovatus a warrant to purchase up to 0.2 million shares of its common stock at an exercise price of $4.63 per share, which has a term of 10 years. These warrants were equity classified and their respective fair value was recorded as a discount to the debt. The warrants were exercised during the year end December 31, 2021.
In June 2019, the LSA was amended to among other things: (i) extend the deadline for the Company to maintain its domestic depository and operating accounts with the Bank, subject to a control agreement in favor of Innovatus, to July 31, 2019 and (ii) permit the Company to incur credit card indebtedness in an amount not to exceed $0.2 million. As of September 30, 2019, the Company did not achieve the revenue covenant under the Innovatus LSA. As a result, in October 2019, the Company obtained a waiver letter from Innovatus. Pursuant to the waiver letter, Innovatus agreed to allow the Company to cure its noncompliance with the revenue covenant as of September 30, 2019 so long as the Company (i) raised at least $10 million in gross proceeds from the sale of its securities in an underwritten public offering by October 31, 2019 and (ii) amended the warrant to purchase stock, issued by the Company to Innovatus in March 2019 to decrease the exercise price of the warrant from $4.63 per share to $0.48 per share. Also pursuant to the waiver letter, as consideration for the prospective breach of a liquidity covenant, the Company agreed to issue to Innovatus 0.6 million shares of the Company's common stock. As a result of the amendment and shares issued, the Company recognized $0.6 million as a debt discount, which is being amortized as interest expense over the remaining term of the LSA.
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
In connection with the Second Amendment, the Company was obligated to pay Innovatus a waiver fee in the amount of $0.2 million and a prepayment fee of $0.1 million, payable in cash or in shares of the Company’s common stock at the Company's election, no later than following completion of the Equity Event, as defined in the Second Amendment. As described in Note 10 below, the Company completed a follow-on public offering in April 2020 that constituted an Equity Event under the Second Amendment. A portion of the proceeds from the follow-on offering were used to pay-down $2.9 million of principal balance outstanding under the Term Loans in accordance with the Second Amendment. In addition, the Company issued 0.9 million shares of its common stock to Innovatus to satisfy the $0.2 million waiver fee and the $0.1 million prepayment fee due under the Second Amendment. As a result of the amendment and shares issued, the Company recognized $0.3 million as a debt discount, which is being amortized as interest expense over the remaining term of the LSA. Also pursuant to the Second Amendment, the Company subsequently registered such shares for resale on a registration statement on Form S-3 (the “Registration Statement”) filed with the Securities and Exchange Commission on June 22, 2020 and declared effective on July 7, 2020. The Company has not and will not receive any of the proceeds from the offering described in the Registration Statement. In connection with the Merger, the Company and Lineagen entered into a Third Amendment (the “Third Amendment”) to the Innovatus LSA. Among other things, the Third Amendment adds Lineagen as a “Borrower” under the Innovatus LSA and updates certain financial covenants in light of Lineagen becoming a wholly owned subsidiary of the Company.
On December 31, 2020, the Company obtained a waiver from Innovatus of its previously disclosed noncompliance, as of September 30, 2020, with the revenue covenant contained in the LSA.
As of December 31, 2020, the Company was in compliance with the covenants under the Innovatus LSA. The Innovatus LSA was paid in full and terminated in 2021.

Summary of Debt Obligations
The Company had no debt as of December 31, 2021. The carrying value of the Company’s debt as of December 31, 2020 was as follows:

December 31, 2020
Term Loans	$15,981,000
Revolver	—
PPP Loan	1,775,000
Total principal	17,756,000
Less: unamortized debt issuance costs	(1,430,000)
Total carrying value of debt	$16,326,000
10. Stockholders’ Equity and Stock-Based Compensation
Common Stock
The Company is currently authorized to issue up to 400 million shares of $0.0001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.
Preferred Stock
The Company is currently authorized to issue up to 10 million shares of $0.0001 par value preferred stock. No preferred stock has been issued to date.
Sale of Common Stock
Follow-on Public Offerings
In April 2020, the Company completed an underwritten public offering of 16.9 million shares of its common stock and, to certain investors, pre-funded warrants to purchase 37.7 million shares of its common stock, and accompanying common warrants to purchase up to an aggregate of 54.5 million shares of its common stock. Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $0.33 and $0.329 for each pre-funded warrant. The pre-funded warrants are immediately exercisable at a price of $0.001 per share of common stock. The common warrants are immediately exercisable at a price of $0.33 per share of common stock and will expire five years from the date of issuance. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The gross proceeds to the Company, before deducting offering costs of $1.6 million, were $18.0 million.
On January 12, 2021, the Company completed an underwritten public offering of 33.4 million shares of common stock, including 4.4 million shares of common stock sold pursuant to the underwriters' exercise in full of their option to purchase additional shares. The price to the public in the offering was $3.05 per share and the underwriters purchased the shares from the Company pursuant to the underwriting agreement at a price of $2.867 per share. The gross proceeds were approximately $101.8 million before deducting underwriting discounts and commissions and other offering expenses of $0.3 million.
On January 25, 2021, the Company completed an underwritten public offering of 38.3 million shares of common stock, including 5.0 million shares of common stock sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares. The price to the public in the offering was $6.00 per share and the underwriters purchased the shares from the Company pursuant to the underwriting agreement at a price of $5.64 per share. The gross proceeds to us were approximately $230.0 million before deducting underwriting discounts and commissions and other offering expenses of $0.4 million.
Shelf Registration Statements; Ladenburg and Cowen At-the-Market Facilities
In August 2020, the Company filed a shelf registration statement on Form S-3 with the SEC covering the offering, issuance and sale of up to $125 million of the Company’s securities, including up to $40 million of common stock pursuant to an At Market Issuance Sales Agreement, with Ladenburg Thalmann & Co. Inc. acting as sales agent (the “Ladenburg ATM”). During October through December 2020, the Company sold 27.0 million shares of common stock under the Ladenburg ATM at an average share price of $0.82, and received gross proceeds of approximately $22.1 million before deducting offering costs of $0.6 million. In January 2021, the Company sold an additional 6.3 million shares of common stock under the ATM at an average share price of $2.68, and received gross proceeds of approximately $16.9 million before deducting offering costs of $0.4 million. The Company terminated the Ladenburg ATM in March 2021.

On January 19, 2021, the Company filed an automatically effective shelf registration statement on Form S-3 with the SEC as a “well-known seasoned issuer,” allowing for the Company to issue an indeterminate number or amount of its securities from time to time in one or more offerings. On March 23, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) which provides for the sale, in the Company’s sole discretion, of shares of common stock having an aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal (the “Cowen ATM”). The Company agreed to pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. In August and September 2021, the Company sold 2.3 million shares of common stock under the Cowen ATM at an average share price of $6.15 per share, and received gross proceeds of approximately $13.9 million before deducting offering costs of $0.6 million.
Stock Warrants
A summary of the Company’s warrant activity for the year ended December 31, 2021 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	24,406,000	$1.76	4.82	$7,933,000
Granted	95,396,000	0.22	4.28	—
Exercised	(104,628,000)	0.28	—	56,780,000
Canceled	—	59.90	—	—
Outstanding at December 31, 2020	15,174,000	$2.34	3.76	$26,841,000
Granted	—	—	—	—
Exercised	(10,794,000)	0.88		58,191,000
Canceled	(24,000)	3.29	—	—
Outstanding at December 31, 2021	4,356,000	$5.96	1.76	$785,000
In March 2020, the Company entered into a Warrants Amendment and Agreement with certain holders of warrants that were exercisable for 3.2 million shares of common stock. The agreement reduced the exercise price of existing warrants from $0.86 per share to $0.75 per share, which were exercised following the amendment, in addition to issuing 3.2 million new warrants at an exercise price per share of $1.06 that were exercised in the year ended December 31, 2021.
2018 Equity Incentive Plan
In August 2018, the Company’s board of directors (the “Board”) and its stockholders adopted the 2018 Equity Incentive Plan (the “2018 Plan”), as a successor to and continuation of the Company’s 2006 Equity Incentive Plan (the “2006 Plan”). Under the 2018 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then its employees, directors and consultants, including employees and consultants of its affiliates. The Company has initially reserved 1.5 million shares of common stock for issuance under the 2018 Plan, which is the sum of (1) 1.0 million new shares, plus (2) the number of shares that remained available for issuance under the 2006 Plan at the time the 2018 Plan became effective, and (3) any shares subject to outstanding stock options or other stock awards that were granted under the 2006 Plan that would have otherwise returned to the 2006 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2019 through January 1, 2028, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board. As of December 31, 2021, 6.2 million shares of common stock were authorized for future grants under the 2018 Plan.
2020 Inducement Plan
In August 2020, the Company’s Board and its stockholders adopted the 2020 Inducement Plan and amended by the Board on October 6, 2021. Under the 2020 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then its employees, directors and consultants, including employees and consultants of its affiliates. The Company has initially reserved 2.1 million shares of common stock for issuance under the 2020 Plan. An additional 1.0 million of shares of common stock was reserved for issuance under the Inducement Plan for a total of 3.1 million shares pursuant to an amendment to the Inducement Plan approved by the board of directors on October 6, 2021. As of December 31, 2021, there were approximately 0.7 million shares of common stock authorized for future grants under the 2020 Plan.

Stock Options
A summary of the Company’s stock option activity is as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	5,290,000	$1.91	8.7	$10,178,000
Granted	9,108,000	6.54
Exercised	(471,000)	1.30		2,547,000
Canceled	(1,162,000)	4.90
Outstanding at December 31, 2021	12,765,000	4.97	8.9	7,891,000
Vested and exercisable at December 31, 2021	3,389,000	$3.53	8.1	$4,428,000
The weighted-average grant date fair value of stock option grants during the years ended December 31, 2021 and 2020 was $4.35 and $0.44, respectively. The total intrinsic value of the stock options exercised during the years ended December 31, 2021 and 2020 were $2.5 million and $7,000, respectively. The contractual term of stock options granted to employees was 10 years, which is also the maximum contractual term permitted for stock options (and stock appreciation rights) issued under the 2018 Plan. Stock options generally vest or become exercisable monthly over a four-year period.
Restricted Stock
Restricted Stock
A restricted stock award in the amount of 5.0 million shares with a grant date fair value of $5.20 a share was granted as part of the acquisition of BioDiscovery. One-third of the Restricted Shares will vest on October 18, 2022 and one-twelfth of the Restricted Shares shall vest every three months following October 18, 2022, subject to continuous service of a key employee. The weighted average remaining contractual term for the restricted stock is 2.8 years as of December 31, 2021. The fair value of the restricted stock award is based on the market value of common stock as of the date of grant and is amortized to expense over the respective vesting period or the service period.
Restricted Stock Units and Performance Stock Units
The Company issues restricted stock units (RSU) and performance stock units (PSU). The Company grants restricted stock pursuant to the 2018 Stock Plan and satisfy such grants through the issuance of new shares. RSUs are share awards that, upon vesting, will deliver to the holder shares of our common stock. RSUs generally vest over a two-year period with equal vesting annually. We issue PSUs for which the number of shares issuable at the end of a four-year performance period is based on our performance relative to specified revenue targets and continued employment through the vesting period.
Restricted stock activity was as follows:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2021	—	$—
Granted	540,000	4.75
Released	(179,000)	4.76
Forfeited	—	—
Outstanding at December 31, 2021	361,000	$4.74
The total intrinsic value of the RSUs that vested was $0.9 million during fiscal 2021, determined as of the date of vesting. The weighted average remaining contractual term for the RSUs is 1.4 years as of December 31, 2021.
Performance stock activity was as follows:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2021	—	$—
Granted	290,000	4.74
Released	—	—
Forfeited	—	—
Outstanding at December 31, 2021	290,000	$4.74
The weighted average remaining contractual term for the PSUs is 3.4 years as of December 31, 2021
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense for the years ended December 31, 2021 and 2020 was as follows:

	Years Ended December 31,
	2021	2020
Research and development	$3,531,000	$375,000
General and administrative	6,188,000	1,179,000
Total stock-based compensation expense	$9,719,000	$1,554,000
The weighted-average assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2021	2020
Risk-free interest rate	1.1%	.6%
Expected volatility	76.2%	77.0%
Expected term (in years)	6.0	5.8
Expected dividend yield	0.0%	0.0%
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
Unrecognized Stock-Based Compensation Expense
As of December 31, 2021, the unrecognized compensation expense for all non-vested share-based awards was $59.2 million and is expected to be recognized as expense over a weighted-average period of 3.1 years.
Employee Stock Purchase Plan
In August 2018, the Board and the Company’s stockholders adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). A total of 0.2 million shares of common stock were initially reserved for issuance under the ESPP. In addition, the number shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2019, through January 1, 2028, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of the automatic increase, (2) 220,000 shares, or (3) a lesser number of shares as determined by the Board. As of December 31, 2021, 0.2 million shares of common stock were authorized for future grants under the ESPP.
Executive Option Grants
On February 15, 2022, the compensation committee of the Company’s board of directors granted various executive officers stock options to purchase an aggregate of 4.3 million shares of common stock at an exercise price of $2.18 a share, in each case with an effective grant date and vesting commencement date of February 15, 2022 (the “Grant Date”). These stock option grants were issued from the 2018 Stock Plan. The shares subject to the option shall vest monthly over 48 months beginning on the one-month anniversary of the Grant Date, such that the option shall be fully vested and exercisable on the four-year anniversary of the Grant Date.
11. Commitments and Contingencies
Leases
Operating leases
The Company leases approximately 35,823 square feet of office, laboratory, and manufacturing space in two buildings at our headquarters in San Diego, California, with the lease for all rented space expiring December 31, 2025. In December 2021, the Company executed a new lease for approximately 11,978 additional square feet square feet of office and laboratory space in San Diego, California that expires in January 2026. In January 2022, the Company executed a new lease for an additional 5,278 square feet of office and laboratory space in San Diego, California that expires in January 2026. Rent payments for the additional space are $16,000 each month through December 2022, and increases annually according to the Company’s lease agreement.
In August 2020, through the acquisition of Lineagen, the Company obtained a lease for approximately 9,710 square feet of office space in a Salt Lake City, Utah under a non-cancelable operating lease that expires in December 2026.
Finance lease
In October 2021, through the acquisition of BioDiscovery, the Company obtained a finance lease of 4,786 square feet of office space in El Segundo, California that expires in February 2041. The portion of the future payments designated as principal repayment and related interest was classified as a finance lease obligation on our consolidated balance sheets. Refer to Note 15. Related Party Transactions for additional information.
Supplemental information
For all leases, the Company has the ability to enter into renewal negotiations, prior to the lease end date, with no specific terms. At this time, it is not reasonably certain that we will extend the term of the lease and therefore the renewal period has been excluded from the aforementioned ROU asset and lease liability measurements. The leases are subject to variable charges for common area maintenance and other costs that are determined based on actual costs and includes certain lease incentives such as tenant improvement allowances. The base rent for the leases is subject to an annual increase each year. Rent expense is being recognized on a straight-line basis over the term of the lease. The Company’s estimated incremental borrowing rate of 7.1% was used in its present value calculations as the operating and finance leases do not have a stated rate and the implicit rate was not readily determinable. In determining the incremental borrowing rate, the Company considered the interest rate of the Term Loans as well as publicly available data for discount rates used by peer companies.
Supplemental information pertaining to the Company’s leases in which the Company is lessee for the year ended December 31, 2021 is as follows:

Cash payments included in the measurement of lease liabilities:
Operating cash flows from operating leases	$447,000
Operating cash flows from finance leases	$47,000
Financing cash flows from finance leases	$5,000
Weighted-average remaining lease term:
Operating leases	4.1 years
Finance leases	19.2 years
Weighted-average discount rate:
Operating leases	7.1%
Finance leases	7.1%
Noncash lease liabilities resulting from obtaining right-of-use assets
Operating leases	$4,751,000

The following table provides the components of the Company’s lease cost:

	Year Ended December 31,
	2021	2020
Operating leases
Operating lease costs[1]	$1,118,000	$887,000
Variable lease costs	386,000	—
Total rent expense	1,504,000	887,000
Finance lease
Amortization of right of use assets	19,000	—
Interest on lease liabilities	47,000	—
Total finance lease costs	66,000	—

Gross sublease income	(18,000)	(422,000)
Total lease costs	$1,552,000	$465,000
1 Rent expense and sublease income for the year ended December 31, 2020 reflects accounting treatment under ASC 840.
The future minimum payments under non-cancellable operating and finance leases as of December 31, 2021, are as follows:

	Operating Leases	Finance Lease
2022	$1,881,000	$314,000
2023	1,950,000	322,000
2024	2,011,000	330,000
2025	2,088,000	338,000
2026	232,000	346,000
Thereafter	—	5,949,000
Total future lease payments	8,162,000	7,599,000
Less: imputed interest	(1,407,000)	(3,658,000)
Total lease liabilities	$6,755,000	$3,941,000
Prior to the adoption of ASC Topic 842, future minimum rental payments under operating leases as of December 31, 2020, were as follows:

Year Ending December 31,	Total Payments
2021	$734,000
2022	639,000
2023	666,000
2024	696,000
2025 and thereafter	729,000
Total minimum lease payments	$3,464,000
Purchase Commitments
The Company has a contractual commitment with a supplier to purchase $0.3 million of products every month for an initial term of two years beginning in May 2021 until May 2023. The contract can be terminated with 90 days written notice by either party.
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
Contingent Consideration
As part of the Merger Agreement related to the acquisition of BioDiscovery, the Company agreed to pay a milestone payment of $10.0 million in cash contingent on the achievement of a commercial milestone within eighteen months of the acquisition date. The Company determined the fair value of the milestone consideration using a scenario-based technique, as the trigger for payment is event driven. The outcome of the milestone consideration is binary, meaning the milestone is either achieved or not achieved, and the only other variable factor is the timing of when the milestone is achieved. The Company determined it is highly likely that the milestone will be achieved and therefore used a 95% probability factor which is applied to the $10.0 million milestone consideration. Based on these valuation assumptions, a contingent liability of $9.0 million was recognized on the acquisition date. As of December 31, 2021, the fair value of the milestone consideration was determined to be $9.1 million. The change in fair value of $0.1 million was recorded in selling, general and administrative expense in the consolidated statement of operations for the year ended December 31, 2021.
12. Income Taxes
The domestic and foreign components of income (loss) from continuing operations are as follows:

	Year Ended December 31,
	2021	2020
Domestic	$(78,356,000)	$(41,191,000)
Foreign	204,000	114,000
Loss before provision for income taxes	$(78,152,000)	$(41,077,000)
The provision for domestic and foreign income taxes is as follows:

	Year Ended December 31,
	2021	2020
Current:
Federal	$—	$—
Foreign	39,000	24,000
State and local	21,000	5,000
Total current income tax provision (benefit)	$60,000	$29,000
Deferred:
Federal	$(4,055,000)	$—
Foreign	—	—
State and local	(1,722,000)	—
Total deferred income tax provision (benefit)	(5,777,000)	—
Income tax provision (benefit)	$(5,717,000)	$29,000

Reconciliations of the income tax computed at the federal statutory tax rate to the expense for income taxes are as follows:

	Year Ended December 31,
	2021	2020
Income taxes at statutory rate	$(16,413,000)	$(8,626,000)
State income taxes, net of federal benefits	(2,030,000)	(522,000)
Change in valuation allowance	12,879,000	9,816,000
Section 162(m)	966,000	—
Other permanent differences	(165,000)	(67,000)
Research credits	(938,000)	(568,000)
Other	(16,000)	(4,000)
Income tax expense (benefit)	$(5,717,000)	$29,000
Significant components of the Company’s deferred tax assets at December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$81,399,000	$62,354,000
Research and development credits	6,911,000	5,671,000
Stock-based compensation	849,000	450,000
ASC 842 - lease liability	2,517,000	—
Other	1,457,000	2,148,000
Total gross	93,133,000	70,623,000
Deferred tax liabilities:
Amortization	(7,478,000)	(350,000)
ASC 842 - ROU asset	(2,504,000)	—
Other	—	—
Less: valuation allowance	(83,151,000)	(70,273,000)
Deferred tax assets, net of valuation allowance	$—	$—
As of December 31, 2021, the Company has federal and state tax net operating loss carryforwards of $341.1 million and $158.4 million, respectively. The federal tax loss carryforwards include $176.8 million that do not expire but utilization is limited to 80% of the Company's taxable income in any given tax year based on current federal tax laws. The remaining federal tax loss carryforwards of $164.3 million and state tax loss carryforwards begin to expire in 2027 and 2023, respectively, unless previously utilized. As of December 31, 2021, the Company also has federal and California research credit carryforwards of $6.7 million and $6.1 million, respectively. The federal research credit carryforwards begin to expire in 2027 unless previously utilized. The California research credits carry forward indefinitely.
Management assesses all available evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company has experienced net losses since inception, and the revenue and income potential of the Company’s business and market are unproven. Due to the Company’s continuing research and development ("R&D") activities, the Company expects to continue to incur net losses into the foreseeable future. As such, the Company cannot conclude that it is more likely than not that its deferred tax assets will be realized. A valuation allowance of $83.2 million, and $70.3 million as of December 31, 2021, and 2020, respectively, has been established to offset the deferred tax assets.
The Company acquired BioDiscovery, LLC. an entity designated for income tax purposes as a corporation in a plan of reorganization within the meaning of Section 368(a)(1)(A) on October 18, 2021. Under ASC 805-740, the Company recorded deferred tax liabilities of $5.8 million related to customer lists, patents/trademarks, developed technology, and fixed assets as part of the business combination. As the deferred tax liability recorded in the business combination constitutes a source of future taxable income, the Company recorded a decrease to its valuation allowance against its deferred tax assets of $5.8 million as a deferred income tax benefit.
Utilization of the net operating losses and R&D credit carryforwards are subject to annual limitations due to ownership changes that have occurred or that could occur in the future, as required by Sections 382 and 383 of the Internal Revenue Code of 1986,as amended (the "Code"), as well as similar state and foreign provisions. These ownership changes will limit the amount of net operating losses and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an "ownership change" as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of outstanding stock of a company by certain stockholders. Due to the existence of the valuation allowance, limitations created by past or future ownership changes, if any, will not impact its effective tax rate.
The Company last performed a 382 study during 2013 and since this date there have been changes in ownership that will limit the Company's ability to utilize the net operating loss and R&D credit carryforwards. The Company is in the process of refreshing its 382 study but the results of that analysis are unknown as of the issuance date of these consolidated financial statements. The completion of the 382 study could result in material reductions to deferred tax assets and related valuation allowance disclosed above. However, the Company had not utilized any of the net operating losses and R&D credits during the years ended December 31, 2021 and 2020.
Reconciliations of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, are as follows:

	December 31,
	2021	2020
Balance at beginning of the year	$4,201,000	$3,708,000
Additions/(reductions) for tax positions - prior year	231,000	53,000
Increase related to current year positions	687,000	440,000
Balance at the end of the year	$5,119,000	$4,201,000
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
The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual of interest and penalties on the Company’s balance sheets and has not recognized any interest and penalties in the statements of operations for the years ended December 31, 2021 and 2020.
The Company is subject to taxation in the United States, the United Kingdom and China. The Company's tax years from 2007 (inception) are subject to examination by the United States and state authorities due to the carry forward of unutilized net operating losses and R&D credits.
13. Employee Benefits
The Company has a defined contribution 401(k) plan available to eligible employees. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. The Company expensed matching contributions of $0.83 million and $0.46 million for the years ended December 31, 2021 and 2020, respectively.
14. Acquisitions
Lineagen Acquisition
In August 2020, the Company, Merger Sub, Lineagen, and Michael S. Paul, Ph.D., solely in his capacity as exclusive agent and attorney-in-fact of the security-holders of Lineagen, entered into the Lineagen Merger Agreement. Pursuant to the terms and conditions of the Lineagen Merger Agreement, Merger Sub merged with and into Lineagen whereupon the separate corporate existence of Merger Sub ceased, with Lineagen continuing as the surviving corporation of the Merger as a wholly owned subsidiary of the Company. Lineagen’s expertise in development, commercialization and reimbursement of laboratory-developed tests provides a platform for accelerating sales growth for the Company’s Saphyr system.
Pursuant to the terms of the Lineagen Merger Agreement, at the effective time of the Merger (the “Effective Time”), the shares of capital stock of Lineagen and all options of Lineagen that were issued and outstanding immediately prior to the Effective Time were automatically cancelled and extinguished without any payment with respect thereto. Certain holders of convertible notes and other indebtedness of Lineagen at the closing of the Merger (the “Closing”) received common stock of the Company. The total number of shares of the Company’s common stock issued or reserved for issuance as consideration for the Merger was 6,167,510 shares, subject to adjustment for cash, accounts receivable, unpaid indebtedness, unpaid transaction expenses and certain other liabilities of Lineagen (the “Merger Shares”). 925,126 of the Merger Shares (the “Escrowed Shares”) were held in an escrow fund for purposes of satisfying any post-closing purchase price adjustments and indemnification claims under the Lineagen Merger Agreement.

Also as consideration for the Merger, pursuant to the Lineagen Merger Agreement, the Company paid approximately $1.9 million in cash to certain creditors and assumed certain liabilities of Lineagen totaling approximately $2.9 million, reflective of the Company's preliminary estimate of the post-closing purchase price adjustment (which adjustment is subject to finalization pursuant to the terms of the Lineagen Merger Agreement). In addition, on August 21, 2020, concurrent with the Closing, the Company paid approximately $1.1 million to satisfy all outstanding principal and accrued interest amounts due pursuant to that certain Promissory Note, dated April 22, 2020, by and between Lineagen and Silicon Valley Bank (the “Lineagen PPP Loan”), issued pursuant to the CARES Act administered by the SBA. The Lineagen PPP Loan was repaid by the Company prior to maturity without penalty.
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
As permitted under ASC 805, the Company is allowed a measurement period, which may not exceed one year, in which to complete its accounting for the acquisition. During the fourth quarter of 2020, the Company recorded a $0.2 million adjustment to the original purchase price allocation to reduce the estimated fair value of accounts receivable, with the offsetting amount recorded to goodwill. There were no additional purchase price adjustments made during 2021.
The following is the purchase price for the acquisition of Lineagen:

Cash (a)	$1,940,000
Cash transferred for repayment of Lineage PPP Loan (b)	$1,105,000
Shares common stock issued as consideration (c)	6,167,510
Shares of common stock returned to the Company (c)	(138,247)
Stock price per share on closing date	$0.68
Value of common stock consideration (c)	$4,100,000
Total purchase price (c)	$7,144,000
(a) The Company paid approximately $1.9 million in cash to certain creditors of Lineagen.
(b) The Company paid approximately $1.1 million to satisfy all outstanding principal and accrued interest amounts due pursuant to the Lineagen PPP Loan.
(c) The total number of shares of the Company’s common stock issued as consideration for the Merger was 6,167,510 shares. The total number of Merger Shares was subject to adjustment for cash, accounts receivable, unpaid indebtedness, unpaid transaction expenses and certain other liabilities of Lineagen. The value of the common stock consideration and the total purchase price incorporated the return of 138,247 Escrowed Shares to the Company.
The total purchase price was allocated to Lineagen’s tangible and identifiable intangible assets acquired and liabilities assumed on based on their estimated fair values as of the acquisition date, with the excess recorded as goodwill, as follows:

Cash and cash equivalents	$596,000
Accounts receivable	337,000
Other assets	209,000
Property and equipment	111,000
Intangible assets	1,580,000
Goodwill	7,173,000
Accounts payable and other accrued liabilities	(2,862,000)
Net assets acquired	$7,144,000
The acquisition date fair values of identifiable intangible assets acquired are as following:

Customer relationships	$950,000
Trade name	630,000
Fair value of identifiable intangible assets	$1,580,000

The customer relationships and trade name intangibles are both being amortized on a straight-line basis over their estimated useful lives of five years. Straight-line amortization was determined to be materially consistent with the pattern of expected use of the intangible assets.
The Company recognized approximately $1.5 million of acquisition-related transaction costs, including financial advisor fees, legal expenses and accounting fees during the year ended December 31, 2020. These costs are included in the consolidated statement of operations in selling, general and administrative expense. Also, the Company reported approximately $1.5 million of service revenue generated by Lineagen in its consolidated statement of operations from the date of acquisition through December 31, 2020. As the Company began integrating Lineagen’s operations with its existing operations during the fourth quarter of 2020, it is not practical or meaningful to distinguish Lineagen’s expenses or net income or loss from that of the combined operations for 2020.
BioDiscovery Acquisition
In October 2021, the Company completed the acquisition of BioDiscovery, LLC., pursuant to the BioDiscovery Merger Agreement. BioDiscovery's solutions for analysis, interpretation and reporting of genomics data is expected to accelerate and broaden Bionano’s market leadership in digital cytogenetics and comprehensive genome analysis.
Pursuant to BioDiscovery Merger Agreement, the Company paid upfront consideration consisting of a combination of approximately $52.3 million in cash and $40.0 million in shares of Company common stock. Approximately $26.0 million worth of the shares of the Company’s common stock issued pursuant to the upfront consideration are subject to vesting based on continued service, subject to the terms and conditions of a stock restriction agreement. Accordingly, the restricted stock is being accounted for as compensation over the requisite service period, and is not included in the purchase price. The upfront consideration is subject to adjustment for, among other things, cash, unpaid indebtedness, unpaid transaction expenses and working capital relative to a target. Under the BioDiscovery Merger Agreement, the Company has also agreed to pay a milestone payment of $10.0 million in cash based on the achievement of certain commercial milestones. Cash of $2.5 million will be held in an escrow fund for purposes of satisfying any post-closing purchase price adjustments and indemnification claims under the BioDiscovery Merger Agreement.
The Company accounted for its acquisition of BioDiscovery using the acquisition method of accounting pursuant to ASC 805. The tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date, and the excess of the purchase price over the estimated fair value assigned to the tangible and identifiable intangible assets acquired and liabilities assumed was recorded to goodwill. Goodwill relates to the expected synergies from combining the operations of the companies. The acquisition was structured as a stock sale and therefore goodwill is non-tax deductible.
The purchase price allocation for the acquisition of BioDiscovery is preliminary and subject to revision as additional information about the fair value of assets and liabilities becomes available. As permitted under ASC 805, the Company is allowed a measurement period, which may not exceed one year, in which to complete its accounting for the acquisition. Per the terms of the BioDiscovery Merger Agreement, the purchase price is still subject to adjustment for the final determination of cash, unpaid indebtedness, unpaid transaction expenses and working capital, as well for deferred and current tax assets and liabilities
The following is the estimated purchase price for the acquisition of BioDiscovery:

Cash	$52,291,000
Estimated fair value of milestone consideration	$9,000,000
Estimated return of cash to buyer from escrow	$(694,000)
Shares common stock issued as consideration	2,723,000
Stock price per share on closing date	$5.20
Value of estimated common stock consideration	$14,159,000
Total estimated purchase price	$74,756,000
The total estimated purchase price was allocated to BioDiscovery’s tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded as goodwill, as follows:

Cash and cash equivalents	$3,205,000
Accounts receivable	1,782,000
Right-of-use assets	3,987,000
Other assets	213,000
Intangible assets	26,800,000
Goodwill	48,987,000
Accounts payable and other accrued liabilities	(193,000)
Right-of-use liabilities (short-term and long-term)	(3,987,000)
Deferred tax liability	(5,777,000)
Contract liabilities	(261,000)
Net assets acquired	$74,756,000
The acquisition date fair values of identifiable intangible assets acquired are as following:

Customer relationships	$3,000,000
Developed technology	22,800,000
Tradename	1,000,000
Fair value of identifiable intangible assets	$26,800,000
The Company uses the income approach to derive the fair value of the identified intangible assets acquired. This approach calculates fair value by estimating future cash flows attributable to the assets and then discounting these cash flows to a present value using a risk-adjusted discount rate.
The developed technology, customer relationships and trade name intangibles are both being amortized on a straight-line basis over their estimated useful lives of five years. Straight-line amortization was determined to be materially consistent with the pattern of expected use of the intangible assets.
The Company recognized approximately $-1.5 million of acquisition-related transaction costs, including financial advisor fees, legal expenses and accounting fees during the year ended December 31, 2021. These costs are included in the consolidated statement of operations in selling, general and administrative expense. The Company reported approximately $1.1 million of revenue generated by BioDiscovery in its consolidated statement of operations from the date of acquisition through December 31, 2021.
As the Company began integrating BioDiscovery’s operations with its existing operations during the fourth quarter of 2021, it is not practical or meaningful to distinguish BioDiscovery’s expenses or net income or loss from that of the combine operations.
Pro forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company, Lineagen, and BioDiscovery as if the companies had been combined as of the beginning of the year prior to the acquisition. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Lineagen and BioDiscovery to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied at the beginning of the year prior to the acquisition. The following unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved as if the acquisitions had taken place as of January 1, 2019 and January 1, 2020, respectively.

	Years Ended December 31, (Unaudited)
	2021	2020
Revenue	$23,076,000	$15,927,000
Net loss	(80,065,000)	(47,228,000)
Basic and diluted net loss per share	$(0.28)	$(0.43)
15. Related Party Transactions
Through the acquisition of BioDiscovery in October 2021, the Company inherited a building lease with a landlord owned by BioDiscovery’s former Director and Chief Executive Officer, who is now the Company’s Chief Informatics Officer. The Company recorded $0.1 million in finance lease costs related to this lease for the year ended December 31, 2021. Refer to Note 11. Commitments and Contingencies for future commitments pertaining to this finance lease.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2021, which is included below.
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
As the acquisition of BioDiscovery occurred in the fourth quarter of 2021, we excluded the internal control over financial reporting of BioDiscovery from the scope of our assessment of the effectiveness of the Company’s internal controls. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recently-acquired business may be omitted from our scope in the year of acquisition, if specified conditions are satisfied. Goodwill and net intangibles assets acquired were not excluded from our assessment. BioDiscovery's total net assets excluded from our assessment constituted approximately 3% of the Company’s total assets as of December 31, 2021, and BioDiscovery revenues excluded from our assessment represented approximately 6% of the Company’s total revenue for the year ended December 31, 2021.
Remediation of Previously Disclosed Material Weakness
As disclosed in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 23, 2021, our management previously identified material weaknesses in our internal control environment over financial reporting related to an insufficient number of resources to support the growth and complexity of our financial reporting requirements. Specifically, the design of certain controls did not adequately provide appropriate segregation of duties. The failure to maintain appropriate segregation of duties had a pervasive impact and as such, this deficiency resulted in a risk that could have impacted all financial statement account balances and disclosures. The material weaknesses did not result in any identified material misstatements to our financial statements, and there were no changes to previously released financial results. During 2021, our management, with the oversight of the Audit Committee of our Board of Directors, engaged in efforts to remediate the material weaknesses identified and previously disclosed. We completed these remediation measures in the quarter ended December 31, 2021, including testing of the design and concluding on the operating effectiveness of the related controls.
Specifically, remediation efforts that we implemented during 2021 include the following:
• Management engaged external consultants to assist with our internal accounting functions and further enhance our internal controls, which increased the number of external personnel involved in financial reporting.

• We hired a new Chief Financial Officer, a Senior Manager SEC Reporting & Technical Accounting, a Senior Manager of Accounting, and a Senior Accountant, which has increased the number of qualified full-time employees involved in our financial reporting and the control environment.
Accordingly, we have determined that the material weaknesses are considered to be remediated. The financial statements and internal control over financial reporting have been audited by BDO USA LLP, an independent registered public accounting firm. BDO’s reports with respect to fairness of the presentation of the financial statements, and the effectiveness of internal control over financial reporting, are included herein.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Bionano Genomics, Inc.
San Diego, CA
Opinion on Internal Control over Financial Reporting
We have audited Bionano Genomic, Inc’s. (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
As indicated in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of BioDiscovery, LLC., which was acquired during the fourth quarter of 2021, and which is included in the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. BioDiscovery, LLC. constituted approximately 3% of the Company’s total assets as of December 31, 2021 and approximately 6% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of BioDiscovery, LLC. because of the timing of the acquisition. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of BioDiscovery, LLC.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ BDO USA, LLP
San Diego, CA
March 1, 2022
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item will be set forth under the captions “Election of Directors,” “Delinquent Section 16(a) Reports,” “Information Regarding the Board of Directors and Corporate Governance,” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, and is incorporated in this Annual Report by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be set forth under the caption “Executive and Director Compensation” in the Proxy Statement and is incorporated in this Annual Report by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement and is incorporated in this Annual Report by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth under the captions “Transaction With Related Persons and Indemnification” and “Information Regarding the Board of Directors and Corporate Governance” in the Proxy Statement and is incorporated in this Annual Report by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement and is incorporated in this Annual Report by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)List the following documents filed as a part of the report:

(1)Financial statements
The response to this portion of Item 15 is set forth under Item 8 above.
The following consolidated financial statements of Bionano Genomics, Inc are included in Item 8 of this report:
◦ Reports of Independent Registered Public Accounting Firm
◦ Consolidated Balance Sheets — December 31, 2021 and 2020
◦ Consolidated Statements of Operations — Years ended December 31, 2021 and 2020
◦ Consolidated Statements of Comprehensive Income — Years ended December 31, 2021 and 2020
◦ Consolidated Statements of Cash Flows — Years ended December 31, 2021 and 2020
◦ Notes to Consolidated Financial Statements
(2)Financial statement schedule.
All schedules have been omitted because they are not required or because the required information is given in the financial statements or notes thereto set forth under Item 8 above.
(3)Exhibits
A list of exhibits file with this Annual Report or incorporated herein by reference can be found in the Exhibit Index below.

Exhibit Index

Exhibit Number	Description
2.1^(1)	Agreement and Plan of Merger, dated August 21, 2020, by and among the Company, Alta Merger Sub, Inc., Lineagen, Inc. and Michael S. Paul, Ph.D.
2.2^€ (18)	Agreement and Plan of Merger, dated October 8, 2021, by and among the Company, Starship Merger Sub I, Inc., Starship Merger Sub II, LLC, BioDiscovery, Inc. and Soheil Shams.
3.1(14)	Amended and Restated Certificate of Incorporation, as amended.
3.2(2)	Amended and Restated Bylaws.
4.1(3)	Form of Common Stock Certificate.
4.2(3)	Form of Warrant to Purchase Series D-1 Preferred Stock issued to Midcap Financial Trust.
4.3(3)	Form of Warrant to Purchase Common Stock Issued to Underwriters.
4.4(3)	Form of Warrant Certificate (included in Exhibit 4.8).
4.5(3)	Form of Warrant Agent Agreement by and between the Registrant and American Stock Transfer & Trust Company LLC, as warrant agent.
4.6(4)	Form of Warrant to Purchase Common Stock for Service Providers.
4.7(5)	Registration Rights Agreement, dated March 14, 2019, by and among the Company and the Innovatus Investors.
4.8(6)	Form of Warrant to Purchase Common Stock issued to Investors in October 2019 Public Offering.
4.9(13)	Form of Warrant to Purchase Common Stock issued to Investors in April 2020 Public Offering.
4.10(15)	Underwriting Agreement, dated January 8, 2021, by and among Bionano Genomics, Inc. and Oppenheimer & Co. Inc., as representatives of the several underwriters named therein.
4.11(16)	Underwriting Agreement, dated January 20, 2021, by and among Bionano Genomics, Inc. and Oppenheimer & Co. Inc., as representatives of the several underwriters named therein.
4.12(14)	Description of the Company’s Securities.
10.1+(3)	Bionano Genomics, Inc. Amended and Restated 2006 Equity Compensation Plan (the “2006 Plan”).
10.2+(3)	Forms of grant notice, stock option agreement and notice of exercise under the 2006 Plan.
10.3+(7)	Bionano Genomics, Inc. 2018 Equity Incentive Plan, as amended (the “2018 Plan”).
10.4+(3)	Forms of grant notice, stock option agreement and notice of exercise under the 2018 Plan.
10.5+(8)	Bionano Genomics, Inc. 2018 Employee Stock Purchase Plan.
10.6+(3)	Form of Indemnification Agreement by and between the Registrant and each director and executive officer.
10.7+	Bionano Genomics, Inc. Non-Employee Director Compensation Policy, as amended

Exhibit Number	Description
10.8+(3)	Employment Agreement by and between the Registrant and R. Erik Holmlin, Ph.D., dated November 7, 2017, as amended.
10.9+(1)	Employment Agreement, effective as of September 1, 2020, by and between Christopher Stewart and the Company.
10.10+(1)	Employment Agreement, effective as of August 31, 2020, by and between Alka Chaubey and the Company.
10.11+(3)	Employment Agreement by and between the Registrant and Mark Oldakowski, dated November 7, 2017.
10.12(3)	Lease by and between the Registrant and The Irvine Company LLC, dated January 16, 2012.
10.13(3)	First Amendment to the Lease by and between the Registrant and The Irvine Company LLC, dated September 10, 2013.
10.14(3)	Second Amendment to the Lease by and between the Registrant and The Irvine Company LLC, dated July 1, 2015.
10.15(14)	Third Amendment to the Lease by and between the Registrant and The Irvine Company LLC, dated December 19, 2019.
10.16(14)	Fourth Amendment to the Lease by and between the Registrant and The Irvine Company LLC, dated February 15, 2021.
10.17#(3)	Master Services Agreement by and between the Registrant and Skorpios Technologies, Inc. (f/k/a Novati Technologies, Inc. and f/k/a SVTC Technologies, LLC), dated March 2, 2009, as amended.
10.18#(3)	Manufacturing Services Agreement by and between the Registrant and Paramit Corporation, dated February 18, 2015.
10.19#(3)	License Agreement by and between Princeton University and the Registrant, dated January 7, 2004.
10.20#(3)	First Amendment to the License Agreement by and between Princeton University and the Registrant, dated December 17, 2004.
10.21#(3)	Second Amendment to the License Agreement by and between Princeton University and the Registrant, dated February 25, 2010.
10.22#(3)	Third Amendment to the License Agreement by and between Princeton University and the Registrant, dated October 17, 2011.
10.23#(3)	Fourth Amendment License Agreement by and between Princeton University and the Registrant, dated February 9, 2012.
10.24#(3)	License Agreement by and between the Registrant and Q Biotechnology CV dated May 1, 2014.
10.25#(3)	Amendment to Non-Exclusive Patent License Agreement by and between the Registrant and Q Biotechnology CV dated May 1, 2014.
10.26#(3)	License Agreement by and between the Registrant and New York University dated November 4, 2013.
10.27#(3)	Option and Sublicense Agreement by and between the Registrant and Pacific Biosciences of California, Inc. dated February 2, 2016.
10.28(5)	Common Stock Purchase Agreement, dated March 14, 2019, by and among the Company and the Innovatus Investors.
10.29(20)	Bionano Genomics, Inc. 2020 Inducement Plan, as amended.
10.30(12)	Form of Stock Option Grant Notice and Stock Option Agreement under the Bionano Genomics, Inc. 2020 Inducement Plan.
10.31(19)	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Bionano Genomics, Inc. 2018 Equity Incentive Plan.
10.32(17)	Sales Agreement, dated March 23, 2021, by and between the Company and Cowen and Company, LLC.
10.33	Standard Industrial/Commercial Single-Tenant Lease, made effective as of November 23, 2021, by and between the Company and 6777 Nancy Ridge LLC.
10.34^+	Employment Agreement, dated October 8, 2021 and effective October 18, 2021, by and between the Company and Soheil Shams.
10.35+	Stock Restriction Agreement, dated October 8, 2021 and effective October 18, 2021, by and between the Company and Soheil Shams.
10.36+	Employment Agreement, dated June 14, 2021, by and between the Company and Richard Shippy
10.37(5)	Common Stock Purchase Agreement, dated March 14, 2019, between the Company and Aspire Capital Fund, LLC
10.38	Commercial Single-Tenant Lease – Net, dated February 28, 2016, by and between Tesa Beach LLC and BioDiscovery, Inc.
10.39	Fifth Amendment to the Lease by and between the Registrant and The Irvine Company, LLC, dated January 12, 2022.
21.1	Subsidiaries of the Registrant.
23.1	Consent of BDO USA LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2020.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 24, 2018.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 21, 2018.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 14, 2019.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-233828), as amended.
(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-245764).
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-227073).
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2019.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2020.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 14, 2020.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 24, 2020.
(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-237074).
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2021.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 11, 2021.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 21, 2021.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 24, 2021.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 19, 2021.
(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2021.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 12, 2021.
^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
+	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
€
Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted (indicated by “[***]”) because the Company has determined that the information is not material and is the type that the Company treats as private or confidential.

*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

ITEM 16. FORM 10-K SUMMARY
None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 1, 2022	By:	/s/ R. Erik Holmlin, Ph.D.
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

Signature	Title	Date

/s/ R. Erik Holmlin, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022
R. Erik Holmlin, Ph.D.

/s/ Christopher Stewart	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2022
Christopher Stewart

/s/ David L. Barker, Ph.D.	Director	March 1, 2022
David L. Barker, Ph.D.

/s/ Albert A. Luderer, Ph.D.	Director	March 1, 2022
Albert A. Luderer, Ph.D.

/s/ Yvonne Linney, Ph.D.	Director	March 1, 2022
Yvonne Linney, Ph.D.

/s/ Hannah Mamuszka	Director	March 1, 2022
Hannah Mamuszka

/s/ Aleksandar Rajkovic, M.D., Ph.D	Director	March 1, 2022
Aleksandar Rajkovic, M.D., Ph.D.

/s/ Christopher Twomey	Director	March 1, 2022
Christopher Twomey

/s/ Kristiina Vuori, M.D., Ph.D.	Director	March 1, 2022
Kristiina Vuori, M.D., Ph.D.

/s/ Vincent Wong, J.D., M.B.A.	Director	March 1, 2022
Vincent Wong, J.D., M.B.A.