Form 10-Q
period 2022-03-31
Bionano Genomics, Inc.
filed 2022-05-05
CIK 1411690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No ☒

As of April 28, 2022, the registrant had 289,697,045 shares of Common Stock ($0.0001 par value) outstanding.

BIONANO GENOMICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIONANO GENOMICS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$24,048,000	$24,571,000
Investments	192,420,000	226,041,000
Accounts receivable, net of allowance for doubtful accounts of $463,000 and $690,000 as of March 31, 2022 and December 31, 2021, respectively	5,514,000	4,934,000
Inventory	16,268,000	12,387,000
Prepaid expenses and other current assets	4,110,000	4,481,000
Total current assets	242,360,000	272,414,000
Property and equipment, net	12,661,000	10,318,000
Operating lease right-of-use assets	6,817,000	6,691,000
Finance lease right-of-use assets, related party	3,897,000	3,926,000
Intangible assets, net	25,424,000	26,842,000
Goodwill	56,254,000	56,160,000
Other long-term assets	798,000	749,000
Total assets	$348,211,000	$377,100,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,590,000	$9,696,000
Accrued expenses	8,936,000	9,694,000
Contract liabilities	1,107,000	684,000
Operating lease liability	1,730,000	1,467,000
Finance lease liability, related party	296,000	299,000
Total current liabilities	18,659,000	21,840,000
Operating lease liability, net of current portion	5,451,000	5,288,000
Finance lease liability, net of current portion, related party	3,638,000	3,642,000
Contingent consideration	9,145,000	9,066,000
Long-term contract liabilities	133,000	146,000
Total liabilities	37,026,000	39,982,000
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized at March 31, 2022 and December 31, 2021; 289,688,000 and 289,602,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	29,000	29,000
Additional paid-in capital	558,864,000	553,747,000
Accumulated deficit	(246,071,000)	(216,119,000)
Accumulated other comprehensive loss	(1,637,000)	(539,000)
Total stockholders’ equity	311,185,000	337,118,000
Total liabilities and stockholders’ equity	$348,211,000	$377,100,000
See accompanying notes to the unaudited condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product revenue	$3,116,000	$2,049,000
Service and other revenue	2,580,000	1,119,000
Total revenue	5,696,000	3,168,000
Cost of revenue:
Cost of product revenue	3,576,000	1,513,000
Cost of service and other revenue	1,259,000	612,000
Total cost of revenue	4,835,000	2,125,000
Operating expenses:
Research and development	10,527,000	2,678,000
Selling, general and administrative	20,277,000	9,528,000
Total operating expenses	30,804,000	12,206,000
Loss from operations	(29,943,000)	(11,163,000)
Other income (expense):
Interest income	110,000	65,000
Interest expense	(77,000)	(603,000)
Gain on forgiveness of Paycheck Protection Program loan	—	1,775,000
Other income (expense)	(33,000)	(15,000)
Total other income (expense)	—	1,222,000
Loss before income taxes	(29,943,000)	(9,941,000)
Benefit (provision) for income taxes	(9,000)	(6,000)
Net loss	$(29,952,000)	$(9,947,000)
Net loss per share, basic and diluted	$(0.11)	$(0.04)
Weighted-average common shares outstanding basic and diluted	284,613,000	263,939,000

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net Loss:	$(29,952,000)	$(9,947,000)
Unrealized (loss) on investment securities	(1,098,000)	—
Comprehensive Loss	$(31,050,000)	$(9,947,000)

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2021	189,953,000	$19,000	$178,747,000	$(143,684,000)	$—	$35,082,000
Stock option exercises	102,000	—	333,000	—	—	333,000
Stock-based compensation expense	—	—	371,000	—	—	371,000
Issue common stock, net of issuance costs	78,000,000	8,000	327,478,000	—	—	327,486,000
Issue stock for warrant exercises	10,739,000	1,000	9,392,000	—	—	9,393,000
Net loss	—	—	—	(9,947,000)	—	(9,947,000)
Balance at March 31, 2021	278,794,000	$28,000	$516,321,000	$(153,631,000)	$—	$362,718,000

Balance at January 1, 2022	289,602,000	$29,000	$553,747,000	$(216,119,000)	$(539,000)	$337,118,000
Stock option exercises	21,000	—	15,000	—	—	15,000
Stock-based compensation expense	—	—	5,102,000	—	—	5,102,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	65,000	—	—	—	—	—
Net loss	—	—	—	(29,952,000)	—	(29,952,000)
Other comprehensive loss	—	—	$—	—	(1,098,000)	(1,098,000)
Balance at March 31, 2022	289,688,000	$29,000	$558,864,000	$(246,071,000)	$(1,637,000)	$311,185,000
See accompanying notes to the unaudited condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(29,952,000)	$(9,947,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	2,210,000	448,000
Amortization of financing lease right-of-use asset	29,000	—
Amortization of interest on securities	299,000	—
Non-cash lease expense	299,000	—
Non-cash interest expense	—	315,000
Stock-based compensation	5,102,000	371,000
Change in fair value of contingent consideration	79,000	—
Gain on forgiveness of PPP Loan	—	(1,775,000)
Changes in operating assets and liabilities:
Accounts receivable	(640,000)	783,000
Inventory	(5,938,000)	(961,000)
Prepaid expenses and other current assets	(371,000)	(1,049,000)
Accounts payable	(3,168,000)	(1,045,000)
Accrued expenses and contract liabilities	(443,000)	(1,044,000)
Net cash used in operating activities	(32,494,000)	(13,904,000)
Investing Activities:
BioDiscovery acquisition, return of purchase consideration from escrow	694,000	—
Purchases of property and equipment	(150,000)	(24,000)
Purchase of available for sale securities	(14,954,000)	—
Sale and maturity of available for sale securities	47,179,000	—
Construction in progress	(832,000)	—
Sale of property and equipment	27,000	—
Net cash provided by / (used in) investing activities	31,964,000	(24,000)
Financing activities:
Principal payments of financing lease liability	(8,000)	—
Proceeds from sale of common stock	—	328,635,000
Offering expenses on sale of common stock	—	(825,000)
Proceeds from warrant and option exercises	15,000	9,726,000
Net cash provided by financing activities	7,000	337,536,000
Net increase in cash and cash equivalents	(523,000)	323,608,000
Cash and cash equivalents at beginning of period	24,571,000	38,449,000
Cash and cash equivalents at end of period	$24,048,000	$362,057,000

Supplemental cash flow disclosures:
Cash paid for interest	$70,000	$287,000
Cash paid for operating lease liabilities	$217,000	$206,000
Supplemental disclosure of non-cash investing and financing activities:
Transfer of instruments and servers from inventory to property and equipment, net	$2,056,000	$1,240,000
Operating Lease Liabilities resulting from obtaining right-of-use assets	$513,000	$2,013,000
Forgiveness of PPP Loan	$—	$1,775,000
Offering costs in accounts payable	$—	$324,000
Warrant exercise pursuant to cashless exercise	$—	$129,000
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
Basis of Presentation
The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting purposes. The condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, changes in equity, and comprehensive loss and cash flows for each period presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All intercompany transactions and balances have been eliminated. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Liquidity
As of March 31, 2022, the Company had approximately $24.0 million in cash and cash equivalents, $192.4 million in available for sale investment securities, and working capital of $223.7 million as a result of common stock offerings executed in the quarters ended December 31, 2020, March 31, 2021, and September 30, 2021. In February 2021, the Company applied for forgiveness of its Paycheck Protection Program Loan of approximately $1.8 million (the “PPP Loan”), and in March 2021, the PPP Loan, including all accrued interest, was forgiven in full.
The Company believes its available cash, cash equivalents, and available for sale securities will be sufficient to fund operations, obligations as they become due and capital investments for at least the next 12 months. However, the Company expects to continue to incur net losses for the foreseeable future. The Company plans to continue to fund its losses from operations and capital funding needs through a combination of equity offerings, debt financings or other sources, including potential collaborations, licenses and other similar arrangements. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, potentially harming the Company’s business.
COVID-19
The Company is subject to additional risks and uncertainties as a result of the continued spread of COVID-19 and uncertain market conditions, which could continue to have a material impact on the Company’s business and financial results. The Company closely monitors and complies with various applicable guidelines and legal requirements in the jurisdictions in which it operates, which may continue to result in reduced business operations in response to new or existing stay-at-home orders, travel restrictions and other social distancing measures. If restrictions related to COVID-19 persist, the Company could see additional supply chain disruptions that impact its ability to produce its products and may cause the Company to make strategic determinations regarding, among other things, the cost and quality of the components and supplies it acquires. The Company may also see negative effects on study enrollment in its ongoing or future studies. At various times throughout the pandemic, the Company has been unable to visit certain customer sites to support installation or service of its OGM systems. The Company’s manufacturing partners, suppliers, and customers, have implemented similar operational reductions. Despite reporting an increase in revenue for the three months ended March 31, 2022 when compared to the same period in 2021, the Company experienced supply chain constraints that negatively impacted the Company’s first quarter 2022 financial results. Given the continued evolution of the COVID-19 pandemic and the related complexities and uncertainties associated with the additional variants, the future effects of COVID-19 are unknown and the Company’s financial results may continue to be negatively affected in the future.

During the three months ended March 31, 2022, the Company experienced supply chain challenges, which it largely attributes to the COVID-19 pandemic. While the COVID-19 pandemic did not prevent the Company from operating its business during the three months ended March 31, 2022, it experienced increased cost to secure certain component parts in its products and to produce its products at its contract manufacturers.
There may be long-term negative effects of the COVID-19 pandemic, even after it has subsided. Specifically, product demand may be reduced due to an economic recession, a decrease in corporate capital expenditures, prolonged unemployment, reduction in consumer confidence, or any similar negative economic condition. Further, the travel restrictions on the Company’s business have limited its ability to support its global and domestic operations, including providing installation and training and customer service, which has and may continue to slow the pace of its commercial strategy, sales and marketing efforts. These negative effects could have a material impact on the Company’s operations, business, earnings, and liquidity.
Significant Accounting Policies
During the three months ended March 31, 2022, there were no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Recently Issued But Not Yet Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which amends the impairment model by requiring entities to use a forward looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available for sale debt securities. The standard is effective for the company beginning in the first quarter of 2023, with early adoption permitted. The Company is currently evaluating the expected impact of ASU 2016-13 on its financial statements.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASC 842”) which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. ASC 842 establishes a right-of-use model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. ASC 842 also requires disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard was adopted on January 1, 2021, as the Company lost its status as an Emerging Growth Company effective December 31, 2021, and therefore was required to adopt the standard for the year ending December 31, 2021, using the modified retrospective method. Under this transition method, the Company recognized and measured leases that existed at the adoption date in the consolidated balance sheet as of January 1, 2021. In connection with the adoption of ASC 842, the Company elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases. The Company also made accounting policy elections not to apply the recognition requirements under ASC 842 to any short-term leases and to account for each separate lease and associated non-lease components as a single lease component for all the Company’s leases. The adoption of this new accounting standard resulted in increased qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. For further details, see Note 7, Commitments and Contingencies. The adoption of the new standard did not materially impact the Company’s consolidated results of operations.
In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges for Freestanding Equity-Classified Written Call Options to clarify the accounting for modifications or exchanges of equity-classified warrants. The standard is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company’s adoption of this accounting standard on January 1, 2022, did not have a material impact on the Company’s consolidated financial statements and related disclosures.
2. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common share equivalents are only included when their effect is dilutive. Pre-funded warrants from the Company’s follow-on offering have been treated as if they were common shares outstanding on the date of issuance. The Company’s potentially dilutive securities which include outstanding warrants to purchase stock and outstanding stock options under the Company’s equity incentive plans have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. Restricted stock is treated as outstanding for accounting purposes. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	March 31, 2022	March 31, 2021
Stock options	21,531,000	5,126,000
Unvested restricted stock	4,257,000
Warrants	4,356,000	4,411,000
RSUs	296,000	—
PSUs	290,000	—
Total	30,730,000	9,537,000
3. Revenue Recognition
Revenue by Source

	Three Months Ended March 31,
	2022	2021
Instruments	$1,596,000	$882,000
Consumables	1,520,000	1,167,000
Total product revenue	3,116,000	2,049,000
Service and other	2,580,000	1,119,000
Total revenue	$5,696,000	$3,168,000

Revenue by Geographic Location

	Three Months Ended March 31,
	2022		2021
	$	%	$	%
Americas	$3,328,000	58%	$1,498,000	47%
EMEIA	1,739,000	31%	1,587,000	50%
Asia Pacific	629,000	11%	83,000	3%
Total	$5,696,000	100%	$3,168,000	100%
The table above provides revenue from contracts with customers by source and geographic region (based on the customer’s billing address) on a disaggregated basis. Americas consists of North America and South America. EMEIA consists of Europe, the Middle East, India and Africa. Asia Pacific includes China, Japan, South Korea, Singapore and Australia. For the three months ended March 31, 2022 and 2021, the United States represented 45.0% and 44.8% of total revenue, respectively. No other countries represented greater than 10% of revenue during the three months ended March 31, 2022 and 2021.
Remaining Performance Obligations
As of March 31, 2022, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $1.2 million. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations. The Company expects to recognize approximately 75.8% of this amount as revenue during the remainder of 2022, 20.9% in 2023, and 3.3% in 2024 and thereafter. Warranty revenue is included in service and other revenue.
The Company recognized revenue of approximately $0.3 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively, which was included in the contract liability balance at the end of the previous year.
4. Balance Sheet Account Details
Accounts Receivable

	March 31, 2022	December 31, 2021
Accounts receivable, net:
Accounts receivable, trade	$5,977,000	$5,624,000
Less allowance for doubtful accounts	(463,000)	(690,000)
	$5,514,000	$4,934,000

Inventory
The components of inventories are as follows:

	March 31, 2022	December 31, 2021
Inventory:
Raw materials	$1,139,000	$745,000
Finished goods	15,129,000	11,642,000
	$16,268,000	$12,387,000
Intangible Assets
Intangible assets that are subject to amortization consisted of the following for the periods presented:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$1,630,000	$(290,000)	$1,340,000	$1,630,000	$(210,000)	$1,420,000
Customer relationships	3,950,000	(576,000)	3,374,000	3,950,000	(378,000)	3,572,000
Developed technology	22,800,000	(2,090,000)	20,710,000	22,800,000	(950,000)	21,850,000
Intangibles, net	$28,380,000	$(2,956,000)	$25,424,000	$28,380,000	$(1,538,000)	$26,842,000
Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2022	December 31, 2021
Compensation expenses	$3,946,000	$4,529,000
Goods received not invoiced	1,238,000	1,073,000
Customer deposits	979,000	826,000
Taxes payable	685,000	677,000
Insurance	389,000	1,011,000
Professional fees and royalties	218,000	288,000
Warranty liabilities	175,000	175,000
Other	1,306,000	1,115,000
Total	$8,936,000	$9,694,000
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
Innovatus Loan and Security Agreement
In May 2021, the outstanding term loan with Innovatus (“Innovatus LSA”) was paid in full, including all accrued interest, the end of term fee, and a prepayment fee for a total of approximately $17.0 million. Interest expense recognized during the three months ended March 31, 2021 totaled approximately $0.6 million.
6. Stockholders’ Equity and Stock-Based Compensation
Follow-on Public Offerings
On January 12, 2021 and January 25, 2021, the Company completed an underwritten public offering of 33.4 million and 38.3 million shares of common stock, respectively. The price to the public in the offerings on January 12, 2021 and January 15,

2021 was $3.05 and $6.00 per share, respectively. The net proceeds to the Company from the offerings, after deducting the underwriting discounts and commissions and other offering expenses, were $101.5 million and $229.6 million, respectively.
Shelf Registration Statements; Ladenburg and Cowen At-the-Market Facilities
In August 2020, the Company filed a shelf registration statement on Form S-3 with the SEC covering the offering, issuance and sale of up to $125 million of the Company’s securities, including up to $40 million of common stock, pursuant to an At Market Issuance Sales Agreement, with Ladenburg Thalmann & Co. Inc. acting as sales agent (the “Ladenburg ATM”). During October 2020 through January 2021, the Company sold approximately 27.0 million shares of common stock under the Ladenburg ATM and received net proceeds of $38.0 million after deducting aggregate offering costs. The Company terminated the Ladenburg ATM in March 2021.
On January 19, 2021, the Company filed an automatically effective shelf registration statement on Form S-3 with the SEC as a “well-known seasoned issuer,” allowing for the Company to issue an indeterminate number or amount of its securities from time to time in one or more offerings. On March 23, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) which provides for the sale, in the Company’s sole discretion, of shares of common stock having an aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal (the “Cowen ATM”). The Company agreed to pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. In August and September 2021, the Company sold approximately 2.3 million shares of common stock under the Cowen ATM at an average share price of $6.15 per share, and received gross proceeds of approximately $13.9 million before deducting offering costs of $0.6 million. There were no sales of common stock under the Cowen ATM from January 1, 2022 to March 31, 2022.
Stock Warrants
A summary of the Company’s warrant activity during the three months ended March 31, 2022 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	4,356,000	$5.96	1.76	$785,000
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at March 31, 2022	4,356,000	$5.96	1.76	$785,000
Stock Options
A summary of the Company’s stock option activity during the three months ended March 31, 2022 was as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	12,765,000	$4.97	8.9	$7,891,000
Granted	9,691,000	2.19	—	—
Exercised	(21,000)	0.79	—	32,000
Canceled	(904,000)	5.73	—	—
Outstanding at March 31, 2022	21,531,000	$3.69	9.11	$10,131,000
Vested and exercisable at March 31, 2022	4,018,000	$3.66	7.88	$3,972,000
For the three months ended March 31, 2022, the weighted-average grant date fair value of stock options granted was $1.39 per share.
Stock-Based Compensation
The Company recognized stock-based compensation expense for the periods presented as follows:

	Three Months Ended March 31,
	2022	2021
Research and development	$3,328,000	$81,000
General and administrative	1,774,000	290,000
Total stock-based compensation expense	$5,102,000	$371,000
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants during the periods presented were as follows:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.9%	0.7%
Expected volatility	70.1%	79.3%
Expected term (in years)	6.0	6.1
Expected dividend yield	0.0%	0.0%
Restricted Stock
Restricted Stock
A restricted stock award in the amount of 5.0 million shares with a grant date fair value of $5.20 a share was granted as part of the acquisition of BioDiscovery. One-third of the Restricted Shares will vest on October 18, 2022 and one-twelfth of the Restricted Shares shall vest every three months following October 18, 2022, subject to continuous service of a key employee. The weighted average remaining contractual term for the restricted stock is 2.6 years as of March 31, 2022. The fair value of the restricted stock award is based on the market value of common stock as of the date of grant and is amortized to expense over the respective vesting period or the service period.
Restricted Stock Units and Performance Stock Units
The following table summarizes restricted share unit (“RSU”) activity during the three months ended March 31, 2022:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2022	361,000	$4.74
Granted	—	—
Released	(65,000)	4.74
Forfeited	—	—
Outstanding at March 31, 2022	296,000	$4.74
The total intrinsic value of the RSUs that vested was $0.3 million during the three months ended March 31, 2022, determined as of the date of vesting. The weighted average remaining contractual term for the RSUs is 1.1 years as of March 31, 2022.
The following table summarizes performance share unit (“PSU”) activity during the quarter ended March 31, 2022:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2021	290,000	$4.74
Granted	—	—
Released	—	—
Forfeited	—	—
Outstanding at March 31, 2022	290,000	$4.74
The weighted average remaining contractual term for the PSUs is 3.1 years as of March 31, 2022.

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
7. Commitments and Contingencies
The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company has determined a weighted-average discount rate of 7.1% as of March 31, 2022 and December 31, 2021.
The operating lease right-of-use asset and operating lease liability as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	$6,817,000	$6,691,000

Operating lease liability
Current	1,730,000	1,467,000
Non-current	5,451,000	5,288,000
Total operating lease liability	$7,181,000	$6,755,000
For the three months ended March 31, 2022, the Company recorded $0.5 million in expense related to operating leases, including amortized tenant improvement allowances. For the three months ended March 31, 2021, the Company recorded $0.2 million in expense related to operating leases, including amortized tenant improvement allowances.
The finance lease right-of-use asset and finance lease liability as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Finance lease right-of-use assets	$3,897,000	$3,926,000

Finance lease liability
Current	296,000	299,000
Non-current	3,638,000	3,642,000
Total finance lease liability	$3,934,000	$3,941,000
For the three months ended March 31, 2022, the Company recorded $0.1 million in expense related to its finance lease. The Company did not hold a finance lease as of March 31, 2021.

The future minimum payments under non-cancellable operating and finance leases as of March 31, 2022, are as follows:

	Operating Leases	Finance Lease
Remainder of 2022	$1,538,000	$236,000
2023	2,149,000	322,000
2024	2,219,000	330,000
2025	2,305,000	338,000
2026	232,000	347,000
Thereafter	—	5,949,000
Total future lease payments	8,443,000	7,522,000
Less: imputed interest	(1,262,000)	(3,588,000)
Total lease liabilities	$7,181,000	$3,934,000
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
Contingent Consideration
See Note 9 to our condensed consolidated financial statements for a discussion of the contingent consideration liability.
8. Acquisitions
BioDiscovery Acquisition
In October 2021, the Company completed the acquisition of BioDiscovery, LLC, for a combination of approximately $52.3 million in cash, $40.0 million in shares of Company common stock, and $10.0 million in cash payable based on the achievement of certain milestones. Of the $40.0 million in shares of Company common stock, approximately $26.0 million is subject to vesting based on continuous service. See Note 6 to our condensed consolidated financial statements for a discussion of the restricted stock vesting terms and accounting treatment.
The purchase price allocation for the acquisition of BioDiscovery is preliminary and subject to revision as additional information about the fair value of assets and liabilities becomes available. As permitted under ASC 805, the Company is allowed a measurement period, which may not exceed one year, in which to complete its accounting for the acquisition. During the first quarter of 2022, the Company recorded an increase to the value of acquired contract liabilities in the amount of $94,000, with the offset recorded to goodwill. The purchase price is still subject to adjustment for the final determination of deferred and current tax assets and liabilities.
The following is the purchase price for the acquisition of BioDiscovery:

Cash	$52,291,000
Estimated fair value of milestone consideration	$9,000,000
Return of cash to buyer from escrow	$(694,000)
Shares of common stock issued as consideration	2,723,000
Stock price per share on closing date	$5.20
Value of estimated common stock consideration	$14,159,000
Total purchase price	$74,756,000
The total purchase price was allocated to BioDiscovery’s tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded as goodwill, as follows:

Cash and cash equivalents	$3,205,000
Accounts receivable	1,782,000
Right-of-use assets	3,987,000
Other assets	213,000
Intangible assets	26,800,000
Goodwill	49,081,000
Accounts payable and other accrued liabilities	(193,000)
Right-of-use liabilities (short-term and long-term)	(3,987,000)
Deferred tax liability	(5,777,000)
Contract liabilities	(355,000)
Net assets acquired	$74,756,000
The acquisition date fair values of identifiable intangible assets acquired are as follows:

Customer relationships	$3,000,000
Developed technology	22,800,000
Tradename	1,000,000
Fair value of identifiable intangible assets	$26,800,000
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
As the Company began integrating BioDiscovery’s operations with its existing operations during the fourth quarter of 2021, it is not practical or meaningful to distinguish BioDiscovery’s expenses or net income or loss from that of the combined operations.
Pro forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and BioDiscovery as if the companies had been combined as of the beginning of the year prior to the acquisition. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of BioDiscovery to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied at the beginning of the year prior to the acquisition. The following unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved as if the acquisitions had taken place as of January 1, 2020.

Three Months Ended March 31,
2021
Revenue	$4,154,000
Net loss	(11,159,000)
Basic and diluted net loss per share	$(0.04)
9. Investments and Fair Value Measurements
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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Commercial Paper	$75,642,000	$—	$75,642,000	$—
Corporate Notes/Bonds	116,778,000	—	116,778,000	—
Total Investments:	$192,420,000	$—	$192,420,000	$—
Money Market Funds	$7,700,000	$7,700,000	$—	$—
Liabilities:
Contingent consideration	$9,145,000	$—	$—	$9,145,000

	December 31, 2021
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Commercial Paper	$100,860,000	$—	$100,860,000	$—
Corporate Notes/Bonds	125,181,000	—	125,181,000	—
Total Investments:	$226,041,000	$—	$226,041,000	$—
Money Market Funds	$11,126,000	$11,126,000	$—	$—
Liabilities:
Contingent consideration	$9,066,000			$9,066,000
Money Market Funds are classified as cash equivalents on the balance sheet. As of March 31, 2022 and December 31, 2021, the Company held 51 and 57 securities in an unrealized loss position, respectively. None of the Company’s available for sale investment securities were in a material unrealized loss position at March 31, 2022 or December 31, 2021. As such, the Company has not recognized any impairment in its financial statements related to its available for sale investment securities.
The fair value of the contingent consideration liability is reassessed on a quarterly basis using the income approach. Assumptions used to estimate the acquisition date fair value of the contingent consideration include the probability of achieving certain milestones and a discount rate of 3%. The fair value measurement of the contingent consideration is based on significant inputs not observed in the market (Level 3 inputs). The Company determined the fair value of the milestone consideration using a scenario-based technique, as the trigger for payment is event driven. The outcome of the milestone consideration is binary, meaning the milestone is either achieved or not achieved, and the only other variable factor is the timing of when the milestone is achieved. The Company determined it is highly likely that the milestone will be achieved and therefore used a 95% probability factor which is applied to the $10.0 million milestone consideration. The change in fair value of the contingent consideration during the three month period ended March 31, 2022 was due to the passage of time.

Changes in estimated fair value of contingent consideration liability in the three months ended March 31, 2022 is as follows:

Contingent Consideration Liability (Level 3 Measurement)
Balance as of January 1, 2021	$9,066,000
Liability recorded as a result of current period acquisition	—
Change in estimated fair value, recorded in selling, general and administrative expenses	79,000.00
Cash payments	—
Balance as of March 31, 2022	$9,145,000

As of March 31, 2022, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities:

	Commercial Paper		Corporate Notes/Bonds
	Amortized Cost	Unrealized gains (losses)	Amortized Cost	Unrealized gains (losses)
Less than 1 year	$75,922,000	$(280,000)	$54,179,000	$(370,000)
Due after one year through five years	—	—	63,956,000	(987,000)
Total	$75,922,000	$(280,000)	$118,135,000	$(1,357,000)

As of December 31, 2021, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities:

	Commercial Paper		Corporate Notes/Bonds
	Amortized Cost	Unrealized loss	Amortized Cost	Unrealized loss
Less than 1 year	$100,929,000	$(69,000)	$41,173,000	$(61,000)
Due after one year through five years	—	—	84,478,000	(409,000)
Total	$100,929,000	$(69,000)	$125,651,000	$(470,000)

Included in interest income for the three-month period ended March 31, 2022 was interest income related to the Company’s available for sale securities of $0.1 million. All available for sale securities are classified as current assets, even if the maturity when acquired by the Company is greater than one year due to the ability to liquidate within the next 12 months.
10. Related Party Transactions
Through the acquisition of BioDiscovery in October 2021, the Company inherited a building lease with a landlord owned by BioDiscovery’s former Director and Chief Executive Officer, who is now the Company’s Chief Informatics Officer. The Company recorded $0.1 million in finance lease costs related to this lease for the three-month period ended March 31, 2022.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, or our Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 1, 2022. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Bionano Genomics, Inc. and its subsidiaries or, as the context may require, Bionano Genomics, Inc. only.

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
Overview
We are a provider of genome analysis solutions that can enable researchers and clinicians to reveal answers to challenging questions in biology and medicine. Our mission is to transform the way the world sees the genome through optical genome mapping, or OGM, solutions, diagnostic services and software. We offer OGM solutions for applications across basic, translational and clinical research. Through our Lineagen, Inc., or Lineagen, business, we also provide diagnostic testing for patients with clinical presentations consistent with autism spectrum disorder and other neurodevelopmental disabilities. Through our BioDiscovery, LLC, or BioDiscovery, business, we also offer an industry-leading, platform-agnostic software solution, which integrates next-generation sequencing and microarray data designed to provide analysis, visualization, interpretation and reporting of copy number variants, single-nucleotide variants and absence of heterozygosity across the genome in one consolidated view.
We have incurred losses in each year since our inception. Our net loss was $30.0 million and $9.9 million for the three months ended March 31, 2022, and 2021 respectively. As of March 31, 2022, we had an accumulated deficit of $246.1 million.
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
Recent Highlights
Commercial Adoption of Offerings for Saphyr
In executing on our commercialization strategy, we expanded the utilization of our Saphyr® system and:
•Grew our installed base to 176 as of March 31, 2022, an increase of approximately 64% from a total installed base of 107 as of March 31, 2021. Installed base represents the global number of Saphyr instruments installed at end-customer locations and therefore having the technology to process OGM.
•Sold 3,225 flowcells in the three-month period ended March 31, 2022, an increase of approximately 24% over the 2,603 flowcells sold during the same quarter of 2021. The Saphyr cartridge is the consumable that packages nanochannel arrays for DNA linearization. In its current form, the Saphyr cartridge has two configurations one with two flowcells per cartridge and the other with three flowcells per cartridge. Flowcells sold refers to the units of genome mapping consumables used for analyzing one genome, purchased by customers to process optical genome mapping.
•We analyzed 329 samples in our Saphyr service lab during the quarter ended March 31, 2022, compared to 227 samples analyzed in the same quarter in 2021.
COVID-19 Overview

We are subject to additional risks and uncertainties as a result of the continued spread of COVID-19 and uncertain market conditions, which could continue to have a material impact on our business and financial results. We closely monitor and comply with various applicable guidelines and legal requirements in the jurisdictions in which we operate, which may continue to result in reduced business operations in response to new or existing stay-at-home orders, travel restrictions and other social distancing measures. If restrictions related to COVID-19 persist, we could see additional supply chain disruptions that impact our ability to produce our products and may cause us to make strategic determinations regarding, among other things, the cost and quality of the components and supplies we acquire. We may also see negative effects on enrollment in our ongoing or future clinical studies . At various times throughout the pandemic, we have been unable to visit certain customer sites to support installation or service our OGM systems. Our manufacturing partners, suppliers, and customers, have implemented similar operational reductions. This overall reduction in activity has contributed to a decrease in sales which negatively impacted the Company’s financial results in the first quarter of 2022. We expect these challenges to persist while the COVID-19 pandemic continues. The future effects of COVID-19 are unknown and our financial results may continue to be negatively affected in the future.
During the three months ended March 31, 2022, we experienced supply chain challenges, which we largely attribute to the COVID-19 pandemic. While the COVID-19 pandemic did not prevent us from operating our business during the three months ended March 31, 2022, we experienced increased cost to secure certain component parts in our products and to produce our products at our contract manufacturers.
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
Financial Overview
Revenue
We generate product revenue from sales of our instruments and consumables. We currently sell our products for research use only applications and our customers are primarily laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies. In addition, we provide instruments to certain customers under our reagent rental program, under which we provide an instrument to customers at no cost and the customers agree to purchase minimum quantities of consumables. Consumable revenue consists of sales of complete assays which are developed internally by us, plus sales of kits which contain all the elements necessary to run tests. We generate service revenue from the sale of diagnostic testing services for those with autism spectrum disorder and other neurodevelopmental disabilities through our wholly owned subsidiary Lineagen. We also generate service and product revenue through BioDiscovery’s NxClincial™ software, which provides customers with solutions for analysis, interpretation and reporting of genomics data. Other revenue consists of warranty and other service-based revenue.
The following table presents our revenue for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Product revenue	$3,116,000	$2,049,000
Service and other revenue[1]	2,580,000	1,119,000
Total	$5,696,000	$3,168,000

1 Includes $1.2 million of revenue generated from BioDiscovery during the three months ended March 31, 2022.

The following table reflects total revenue by geography and as a percentage of total revenue, based on the billing address of our customers. Americas consists of North America and South America. EMEIA consists of Europe, Middle East, India and Africa. Asia Pacific includes China, Japan, South Korea, Singapore and Australia.

	Three Months Ended March 31,
	2022		2021
	$	%	$	%
Americas	$3,328,000	58%	$1,498,000	47%
EMEIA	1,739,000	31%	1,587,000	50%
Asia Pacific	629,000	11%	83,000	3%
Total	$5,696,000	100%	$3,168,000	100%
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and other personnel costs, stock-based compensation for our sales and marketing, amortization expense related to acquired intangible assets, finance, legal, human resources and general management, as well as professional services, such as legal and accounting services.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table sets forth our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Period-to-Period Change
	2022	2021	$	%
Revenues:
Product revenue	$3,116,000	$2,049,000	$1,067,000	52%
Service and other revenue	2,580,000	1,119,000	1,461,000	131%
Total revenue	5,696,000	3,168,000	2,528,000	80%
Cost of revenue:
Cost of product revenue	3,576,000	1,513,000	2,063,000	136%
Cost of other revenue	1,259,000	612,000	647,000	106%
Total cost of revenue	4,835,000	2,125,000	2,710,000	128%
Operating expenses:
Research and development	10,527,000	2,678,000	7,849,000	293%
Selling, general and administrative	20,277,000	9,528,000	10,749,000	113%
Total operating expenses	30,804,000	12,206,000	18,598,000	152%
Loss from operations	(29,943,000)	(11,163,000)	(18,780,000)	168%
Other income (expenses):
Interest income	110,000	65,000	45,000	69%
Interest expense	(77,000)	(603,000)	526,000	(87)%
Gain on forgiveness of Paycheck Protection Program Loan	—	1,775,000	(1,775,000)	(100)%
Other income (expenses)	(33,000)	(15,000)	(18,000)	120%
Total other income (expenses)	—	1,222,000	(1,222,000)	(100)%
Loss before income taxes	(29,943,000)	(9,941,000)	(20,002,000)	201%
Provision for income taxes	(9,000)	(6,000)	(3,000)	50%
Net loss	$(29,952,000)	$(9,947,000)	$(20,005,000)	201%
Revenue
Total revenue increased by $2.5 million, or 80%, to $5.7 million for the three months ended March 31, 2022 compared to $3.2 million for the same period in 2021. The increase in product sales was driven by increased demand for our Saphyr OGM solutions, including increased instrument (64%) and flowcell units sold (24%) when compared to the same period last year, despite the supply chain challenges posed by COVID-19. The increased demand for our reagent rental program continues to drive a significant portion of the increase in consumable sales. We believe increased demand for our OGM systems was primarily driven by increased market awareness and additional published data demonstrating the utility of OGM, which we expect to continue as market awareness and published data, while not immune, can be influenced despite the negative effects of COVID-19. The increase in service and other revenue was primarily driven by $1.2 million in revenues generated by our BioDiscovery subsidiary, which was acquired in October 2021.
Cost of Revenue
Total cost of revenue increased by $2.7 million, or 128%, to $4.8 million for the three months ended March 31, 2022 compared to $2.1 million for the same period in 2021. Cost of product revenue increased primarily due to increased instrument and flowcell sales volume, but was also negatively impacted by unfavorable flowcell yields in the production cycle, which is in part attributable to COVID-19. Our gross margins for the three months ended March 31, 2022 were affected by the unfavorable flowcell yields in the production cycle which led to increased scrap and quality control costs during the first quarter of 2022. If we are unable to solve the unfavorable flowcell yield issue, it could lead to lower gross margins in future periods. Cost of service and other revenue increased primarily due to increased maintenance and service costs on our increased installed base, as well as increased service expenses related to our laboratory services.

Research and Development Expenses
Research and development, or R&D, expenses increased by $7.8 million, or 293%, to $10.5 million for the three months ended March 31, 2022 compared to $2.7 million for the same period in 2021. The increase is primarily due to a $6.2 million increase in compensation expenses, of which $3.2 million relates to stock-based compensation expense, and an increase of $1.4 million in product development costs. The increase in compensation expense is primarily driven by a 178% increase in R&D headcount. We anticipate future additions to our development teams as well as continued increases to our product development costs and, thus, future increases to R&D expenses.
We expect R&D expenses to increase in the remainder of 2022 relative to 2021 as we have added headcount in order to support our efforts to develop more scalable and efficient manufacturing workflows, expand the utility of Saphyr, and develop the next versions of OGM products – including integration of OGM data into our NxClinical software. We expect that stock based compensation will continue to drive a significant portion of the increase in expense in the remainder of 2022 as a result of the stock issued as consideration in the BioDiscovery acquisition, which primarily rolls up into R&D expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $10.7 million, or 113%, to $20.3 million for the three months ended March 31, 2022 compared to $9.5 million for the same period in 2021. The increase is primarily due to a $5.8 million increase in compensation expenses, of which $1.5 million relates to stock-based compensation, a $1.3 million increase in amortization of intangibles related to the acquisition of BioDiscovery, a $1.2 million increase in marketing expenses, a $0.8 million increase in software and information technology costs, and a $0.6 million increase in other headcount-related expenses. The increase in compensation expense is driven primarily by a 173% increase in selling, general and administrative headcount. This is due to organic headcount additions to our global sales and back-office teams to support world-wide product distribution, as well as headcount additions attributed to the acquisition of BioDiscovery. We anticipate headcount additions to our global sales and back-office teams in the coming 12 months. Other headcount-related expenses included the cost of recruiting, temporary employment, and facilities expenses incurred in order to support increased product demand.
We expect selling, general, and administrative expenses to increase in the remainder of 2022 due to our continuing investment in growing and supporting our customer base. We expect stock based compensation to continue to drive a significant portion of the increase in expense in the remainder of 2022 due to stock option awards issued to senior-level fourth quarter 2021 hires as well as annual refresher grants issued to executives and non-executives in February 2022.
Interest Expense
Interest expense decreased by $0.5 million, or 87%, to $0.08 million for the three months ended March 31, 2022 compared to $0.6 million for the same period in 2021, driven by us paying off the outstanding principal balance of our outstanding term loan with Innovatus (“Innovatus LSA”). The Innovatus LSA was outstanding for all of the three month period ended March 31, 2021.
Interest Income
Interest income was $0.1 million for the three months ended March 31, 2022, as compared to $65,000 for the same period in 2021 resulting from positive returns on investments. Our total available for sale securities balance was $192.4 million as of March 31, 2022.
Gain on forgiveness of Paycheck Protection Program loan
A gain on forgiveness of our Paycheck Protection Program loan, or PPP Loan, of $1.8 million was recognized during the three months ended March 31, 2021 in connection with the forgiveness of the PPP Loan, including all accrued interest in full.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred net losses and negative cash flows from operations. We have primarily generated cash flows from sales of equity securities and debt financings. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments, borrowings from credit facilities and revenue from our commercial operations. Revenue from our commercial operations has increased due to increased demand for our product offerings and our acquisition of revenue-positive BioDiscovery. See Note 6 to our condensed consolidated financial statements for a discussion of our recent equity activity included elsewhere in this Quarterly Report on Form 10-Q for more information. We incurred net losses of $30.0 million and $9.9 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $246.1 million, cash and cash equivalents of $24.0 million, and available for sale investment securities of $192.4 million.

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
Cash Flows
The following table sets forth the cash flow from operating, investing and financing activities for the periods presented:

Net cash provided by (used in):	Three Months Ended March 31,
	2022	2021

Operating activities	$(32,494,000)	$(13,904,000)
Investing activities	31,964,000	(24,000)
Financing activities	7,000	337,536,000
Operating Activities
We derive cash flows from operations primarily from the sale of our products and services. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses to support the growth of our business. We have historically experienced negative cash flows from operating activities as we have developed our technology, expanded our business and built our infrastructure and this may continue in the future. We anticipate our use of cash in operating activities to increase in the next 12 to 24 months due to anticipated increases in headcount and ongoing support of our growing operations, including, R&D operations. As discussed below, we anticipate our available cash balance will be sufficient to fund those increases in cash used in operating activities for at least the next 12 months, but we may consider funding those increases or increases beyond the next 12 months with the methods discussed in the section below entitled “Capital Resources.”
Net cash used in operating activities was $32.5 million during the three months ended March 31, 2022 as compared to $13.9 million during the same period in 2021. The increase in cash used in operating activities of $18.6 million was primarily attributed to an incremental headcount growth of 174% compared to our headcount as of March 31, 2021.
Investing Activities
Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure, the acquisitions of Lineagen and BioDiscovery to grow our business, and purchases of available for sale investment securities. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. During the three months ended March 31, 2022, cash provided by investing activities was $32.0 million for the three months ended March 31, 2022, cash compared to the same period in 2021 where we had a cash outflow of $0.02 million, a net increase of $32.0 million. This increase is primarily attributed to the sale of $47.2 million in available for sale securities.
Financing Activities
Net cash provided by financing activities was $7,000 during the three months ended March 31, 2022 as compared to the same period in 2021 where we had net cash provided by financing activities of $337.5 million, a decrease of $337.5 million. During the three months ended March 31, 2021, we raised approximately $328.6 million in gross proceeds from executing two follow-on offerings and sales under our at-the-market facilities with Landenburg and Cowen. We did not have similar fundraising activity in the three months ended March 31, 2022.
Paycheck Protection Program
In April 2020, we received loan proceeds of approximately $1.8 million, or the PPP Loan, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, administered by the U.S. Small Business Administration, or the SBA.
The PPP Loan accrued interest at a rate of 1.00% per annum, and is subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act. In February 2021, we applied for forgiveness of the PPP Loan and, in March 2021, the PPP Loan, including all accrued interest, was forgiven in full.

The PPP Loan is also described in Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Capital Resources
As of March 31, 2022, we had approximately $24.0 million in cash and cash equivalents, available for sale securities of $192.4 million, and working capital of $223.7 million.
In August 2020, we filed a shelf registration statement on Form S-3 with the SEC covering the offering, issuance and sale of up to $125.0 million of our securities, including up to $40.0 million of common stock pursuant to an At Market Issuance Sales Agreement, with Ladenburg Thalmann & Co. Inc. acting as sales agent (the “Ladenburg ATM”). During October 2020 through January 2021, we sold 27.0 million shares of common stock under the Ladenburg ATM and received net proceeds of $38.0 million after deducting aggregate offering costs. We terminated the Ladenburg ATM in March 2021.
On January 12, 2021, we completed an underwritten public offering of 33.4 million shares of our common stock, including 4.4 million shares of our common stock sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares. The price to the public in the offering was $3.05 per share and the underwriters purchased the shares from us pursuant to the underwriting agreement at a price of $2.87 per share. The gross proceeds to us were approximately $101.8 million before deducting underwriting discounts and commissions and other offering expenses.
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
On January 25, 2021, we completed an underwritten public offering pursuant to our shelf registration statement of 38.3 million shares of our common stock, including 5.0 million shares of our common stock sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares. The price to the public in the offering was $6.00 per share, and the underwriters purchased the shares from us pursuant to the underwriting agreement at a price of $5.64 per share. The gross proceeds to us were approximately $230.0 million before deducting underwriting discounts and commissions and other offering expenses.
On March 23, 2021, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $350.0 million, through or to Cowen, acting as sales agent or principal, or the Cowen ATM. In August and September 2021, the Company sold 2.3 million shares of common stock under the Cowen ATM at an average share price of $6.15 per share, and received gross proceeds of approximately $13.9 million before deducting offering costs of $0.6 million. There were no sales of common stock under the Cowen ATM from January 1, 2022 to March 31, 2022.
We believe that our cash, cash equivalents, and available for sale securities will be sufficient to fund our planned operations, obligations as they become due and capital investments for at least the next twelve months. This estimate is based on our current business plan. This estimate does not reflect any additional expenditures resulting from potential acquisitions or strategic transactions. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Contingent Consideration
As part of the merger agreement related to the acquisition of BioDiscovery, the Company agreed to pay a milestone payment of $10.0 million in cash contingent on the achievement of a commercial milestone within eighteen months of the acquisition date. The Company determined the fair value of the milestone consideration using a scenario-based technique, as the trigger for payment is event driven. The outcome of the milestone consideration is binary, meaning the milestone is either achieved or not achieved, and the only other variable factor is the timing of when the milestone is achieved. The Company determined it is highly likely that the milestone will be achieved and therefore used a 95% probability factor which is applied to the $10.0 million milestone consideration. Based on these valuation assumptions, the fair value of the milestone consideration was determined to be $9.1 million as of March 31, 2022.
Contractual Obligations
There were no material changes to our contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We have discussed the development, selection and disclosure of the accounting estimates with our audit committee. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Historically, revisions to our estimates have not resulted in a material change to our financial statements.
During the three months ended March 31, 2022, there have been no changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information concerning recent accounting pronouncements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of business. These risks primarily relate to interest rates, foreign currency exchange rates and inflation.
Interest Rate Risk
We had approximately $24.0 million in cash and cash equivalents and $192.4 million in available for sale securities as of March 31, 2022, which include highly liquid, investment grade debt securities. Such interest-bearing instruments are exposed to a certain degree of interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest primarily in short-term securities. Due to the short holding period of our investments and the nature of our investments, a hypothetical change of 100 basis points would have approximately a $0.9 million impact on our investments.
Our liabilities for acquisition-related contingent consideration, which is adjusted to fair value each reporting period, is also impacted by changes in interest rates. The risk-free interest rate used to estimate our weighted average cost of capital is a component of the discount rate used to calculate the present value of future cash flows due upon the achievement of certain milestones. As a result, any changes in the underlying risk-free interest rate could result in material changes to the fair value of such liabilities and could materially impact the amount of non-cash expense (or income) recorded each reporting period.
Foreign Currency Exchange Rate Risk
We conduct a portion of our business in currencies other than our U.S. dollar functional currency. These transactions give rise to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. The value of these monetary assets and liabilities are subject to changes in currency exchange rates from the time the transactions are originated until settlement in cash. Our foreign currency exposures are primarily concentrated in the British Pound, Chinese Renminbi, Euro, and Canadian dollar. Both realized and unrealized gains or losses on the value of these monetary assets and liabilities are included in the determination of net income. We do not currently participate in material foreign exchange hedging activities. As of March 31, 2022 and December 31, 2021, we had minimal assets and liabilities denominated in foreign currencies. We believe a hypothetical 10% change in foreign exchange rates as of March 31, 2022 would not have a material impact on our business, financial condition, or results of operations.
Inflation
The COVID-19 pandemic has contributed to supply chain challenges, which we believe have resulted in inflation headwinds, particularly increased logistical costs and raw material prices. During the three months ended March 31, 2022, we experienced increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. However we do not believe that inflation has had a material effect on our business, financial condition or results of operations, other than its impact on the general economy, as our cost of revenue for the three months ended March 31, 2022 was not significantly impacted by the cost increases we experienced. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.

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
As of March 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this assessment, our management has concluded that our disclosures controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
Except as described below, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On October 2021, we acquired BioDiscovery LLC. We are in the process of integrating the internal controls of the acquired business into our overall system of internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
RISK FACTOR SUMMARY
Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, and other risks and uncertainties that we face, are set forth below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report and our other filings with the SEC before making investment decisions regarding our securities.
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
•Our future capital needs are uncertain and we may require additional funding in the future to advance the commercialization of Saphyr system, NxClinical software and our other products, technologies, and services, as well as continue our research and development efforts. If we fail to obtain additional funding, we will be forced to delay, reduce or eliminate our commercialization and development efforts;
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
RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC, before making investment decisions regarding our securities. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. The risks described below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K.
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
We have incurred recurring net losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.*

Since our inception, we have incurred recurring net losses. We incurred net losses of $30.0 million and $9.9 million, and used cash in operations of $32.5 million and $13.9 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $246.1 million. We cannot predict if we will be profitable in the near future or at all. We expect that our losses will continue for the foreseeable future as we plan to invest significant additional funds toward the expansion of our commercial organization, research and development efforts and capital expenditures, among other things. Our recent acquisitions have increased our expenses and we expect that any future acquisitions of businesses, assets, products or technologies will further increase our expenses, which may result in additional losses. We also expect significant increases in our stock-based compensation expense in future periods, reflecting higher stock option valuations as a public company and the issuance of additional equity awards due to increased headcount. In addition, we incur significant legal, accounting and other expenses as a result of being a public company, especially as we no longer qualify as an emerging growth company or a smaller reporting company and are therefore required to comply with additional disclosure and compliance requirements, subject to a transition period. These factors, among others, will make it hard for us to achieve and sustain profitability. We may also incur significant losses in the future for a number of other reasons, many of which are beyond our control, including the level of market acceptance of our products, the introduction of competitive products and technologies, our future product development efforts, our market penetration and our margins, as well as the other risks described below.
Our quarterly and annual operating results and cash flows have fluctuated in the past and might continue to fluctuate, which makes our future operating results difficult to predict and could cause the market price of our securities to decline substantially.*
Numerous factors, many of which are outside our control, may cause or contribute to significant fluctuations in our quarterly and annual operating results. These fluctuations may make financial planning and forecasting uncertain and may result in unanticipated decreases in our available cash, which could negatively affect our business and prospects. In addition, one or more of such factors may cause our revenue or operating expenses in one period to be disproportionately higher or lower relative to the other periods. As a result, comparing our operating results on a period-to-period basis might not be meaningful. You should not rely on our past results as indicative of our future performance. Moreover, our stock price might be based on expectations of future performance that are unrealistic or that we might not meet and, if our revenue or operating results fall below the expectations of investors or securities analysts, the price of our securities could decline substantially.
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
•customer demand for current BioDiscovery software solutions, including NxClinical software, and future software solutions developed through BioDiscovery’s platform;
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
Our future capital needs are uncertain and we will require additional funding in the future to advance the commercialization of Saphyr system, NxClinical software, and our other products, technologies and services, as well as continue our research and development efforts. If we fail to obtain additional funding, we will be forced to delay, reduce or eliminate our commercialization and development efforts.*
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash in order to continue the commercialization of our products and technologies, fund our research and development programs, expand headcount and execute potential strategic transactions. Although we raised $384.7 million of gross proceeds during 2021, we may need to raise additional funding, or we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Such funding may mean the sale of common or preferred equity or convertible debt securities, entry into one or more credit facilities or another form of third-party funding, or seeking other debt financing. We may also consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons, including to:
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
•pursue a regulatory path with the FDA, or a regulatory body outside the United States, to market our existing RUO products or new products utilized for diagnostic purposes;

•lease additional facilities or build-out existing facilities as we continue to grow our employee headcount, inventory and research and development;
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
•the effects of the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia;
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
Our business, and that of our customers, has been adversely affected by the effects of public health crises, including the COVID-19 pandemic. In particular, the COVID-19 pandemic has materially affected our operations globally, including at our headquarters in San Diego, California, as well as the business or operations of our research partners, customers and other third parties with whom we conduct business.*
Our business could be adversely affected by health crises in regions where we have operations, concentrations of sales and marketing teams, distributors or other business operations. Such health crises could also affect the business or operations of our research partners, customers and other third parties with whom we conduct business. In particular, the evolving effects of the COVID-19 pandemic and government measures taken in response have had significant impacts, both direct and indirect, on businesses and commerce, as significant reductions in business-related activities have occurred, supply chains have been disrupted, manufacturing and clinical development activities have been curtailed or suspended and enrollment in studies has been limited or made more difficult. Continued remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the effects of the COVID-19 pandemic have materially affected and may continue to materially affect how we, our customers, and our suppliers are operating our businesses.

In response to public health directives and orders implemented in response to the COVID-19 pandemic, we have implemented work-from-home policies for certain employees. We have also modified certain business practices, including those related to employee travel and cancellation of physical participation in meetings, events and conferences, and implemented new protocols to promote social distancing and enhance sanitary measures in our offices and facilities. The quarantine of our personnel and the inability to access our facilities or customer sites has adversely affected, and is expected to continue adversely affecting, our operations, namely in sales and marketing and product delivery, including providing installation and training and customer service, which has and may continue to slow the pace of our commercial strategy. For example, we experienced at various times during the pandemic the inability to visit certain customer sites to support installation or service our OGM systems. In addition, certain members of our workforce are now performing their duties remotely and these employees have not been able to maintain the same level of productivity and efficiency due a lack of resources that would otherwise be available to them in our offices and additional demands on their time, such as increased responsibilities resulting from school closures or the illness of family members. Furthermore, our remote workforce poses increased risks to our information technology systems and data as more of our personnel leverage resources not necessarily within our control.
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
In addition, disruption of global financial markets as a result of COVID-19 may limit our ability to access capital, which could negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 could also materially affect our business and the value of our securities even after the outbreak of COVID-19 has subsided due to, among other things, unforeseen adverse impacts on us or our third-party manufacturers, vendors and customers. Such a recession could also cause product demand to be reduced, a decrease in corporate capital expenditures, prolonged unemployment, reduction in consumer confidence and similar negative economic conditions.
Also, in connection with our Lineagen diagnostic services, COVID-19 poses the risk that we or our employees, contractors, suppliers, courier delivery services and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. The continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain of materials needed for our diagnostic tests, interrupt our ability to receive specimens, impair our ability to perform or deliver the results from our tests, impede patient movement or interrupt healthcare services causing a decrease in test volumes, delay coverage decisions from Medicare and third-party payors, delay ongoing and planned clinical studies involving our tests, negatively affect enrollment in our ongoing or future studies, cause us to make strategic determinations regarding, among other things, the cost and quality of the components and supplies we acquire, and have a material adverse effect on our business, financial condition and results of operations. For example, COVID-19 related disruptions to the global supply chain created challenges in getting sufficient components and raw materials for production of our OGM systems and consumables, as well as resulted, at least in part, in the unfavorable flowcell yields. If the pandemic persists, these disruptions could reoccur or persist.
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
Our ability to use net operating losses and certain other tax attributes to offset future taxable income and taxes may be subject to limitations.*
As of December 31, 2021, we have federal and state tax net operating loss carryforwards of $341.1 million and $158.4 million, respectively. The federal tax loss carryforwards include $176.8 million that do not expire, but utilization of such tax loss carryforwards is limited to 80% of our taxable income. The remaining federal tax loss carryforwards of $164.3 million and state tax loss carryforwards begin to expire in 2027 and 2023, respectively, unless previously utilized. As of December 31, 2021, we also have federal and California research credit carryforwards of $6.7 million and $6.1 million, respectively. The federal research credit carryforwards begin to expire in 2027 unless previously utilized. The California research credits carry forward indefinitely.
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
U.S. taxation of international business activities or the adoption of tax reform policies could materially impact our future financial position and results of operations.*
Limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the U.S. are repatriated to the U.S., as well as changes to United States tax laws that may be enacted in the future, could impact the tax treatment of future foreign earnings. Should the scale of our international business activities expand, any changes in the United States taxation of such activities could increase our worldwide effective tax rate and harm our future financial position and results of operations.
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
In addition, in connection with any such transactions, we may also issue equity securities in a dilutive manner, incur additional debt, assume contractual obligations or liabilities or expend significant cash. Such transactions could harm our operating results and cash position, negatively affect the price of our stock and cause dilution to our current stockholders. For example, in connection with our acquisition of Lineagen, Inc., or Lineagen, a U.S.-based provider of proprietary molecular diagnostics services for individuals presenting with certain neurodevelopmental disorders, we issued 6.2 million shares of our common stock, and in our acquisition of BioDiscovery, LLC, or BioDiscovery, a U.S.-based software company with solutions for analysis, interpretation and reporting of genomics data, we paid upfront consideration consisting of a combination of approximately $52.3 million in cash and 2.7 million shares of our common stock. In connection with the acquisition of BioDiscovery, we issued an additional 5.0 million shares of our common stock subject to vesting based on continued service of a key employee. The issuances of shares in connection with the Lineagen and BioDiscovery acquisitions resulted in dilution to our existing stockholders, the payment of cash in the BioDiscovery acquisition reduced our cash by approximately $52.3 million and our headcount increased by more than 50 employees as a result of both acquisitions. Accordingly, in addition to transaction costs, these acquisitions have increased our operating expenses, further increasing our net losses. We cannot predict the number, timing or size of any future strategic transactions, or the effect that any such transactions might have on our operating results.
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
The issuance of shares under awards granted under existing or future employee equity benefit plans may cause immediate and substantial dilution to our existing stockholders.*
In order to provide persons who have a responsibility for our management and/or growth with additional incentive, to increase their proprietary interest in our success, and to support and increase our ability to attract and retain individuals of exceptional talent, we maintain multiple equity incentive plans. The total number of shares of our common stock available for the grant of awards under these plans is 11.9 million, 0.4 million and 0.7 million for our 2018 Equity Incentive Plan, as amended, 2018 Employee Stock Purchase Plan and 2020 Inducement Plan, respectively, subject to adjustment, including pursuant to automatic “evergreen” increases in certain of our plans. As of March 31, 2022, we had outstanding equity awards underlying those plans accounting for 11.2 million underlying shares. We may also adopt one or more additional employee equity benefit plans in the future. The issuance of shares under an employee equity benefit plan may result in substantial dilution to the interests of other stockholders. For example on February 15, 2022, our Board of Directors granted our executive officers options to purchase an aggregate of 4.3 million shares of our common stock, which represented approximately 1% of our outstanding shares of common stock based on the 289.7 million shares of common stock outstanding as of April 28, 2022. Accordingly, the issuance of shares under current or future employee equity benefit plans will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.
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
In the near term, sales of our Saphyr system, the NxClinical software, our consumables and our genome analysis services will depend on levels of research and development spending by clinical research laboratories, academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our technologies and adversely affect our business and operating results.*
In the near term, we expect that our revenue from sales of our Saphyr system, NxClinical software, consumables and OGM services will be derived primarily from sales to academic and governmental research institutions, as well as biopharmaceutical and contract research companies worldwide for research applications. The demand for our products and technologies will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
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
While there has been significant opposition to these funding cuts, the uncertainty regarding the availability of research funding for potential customers may adversely affect our operating results. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. Any decrease in customers’ budgets or expenditures, including impacts stemming from the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, or in the size, scope or frequency of capital or operating expenditures, could materially and adversely affect our business, operating results and financial condition.
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
We are currently limited to “research use only” with respect to many of the materials and components used in our consumable products including our assays.*
Our instruments, consumable products and assays are purchased from suppliers with a restriction that they be used for RUO. While we have focused initially on the life sciences research market and RUO products only, part of our business strategy is to expand our product line to encompass products that are intended to be used for the diagnosis of disease and precision healthcare, either alone or in collaboration with third parties. The use of our RUO products for any such diagnostic purposes would require that we obtain regulatory clearance or approval to market our products for those purposes and also that we acquire the materials and components used in such products from suppliers without an RUO restriction. There can be no assurance that we will be able to acquire these materials and components for use in diagnostic products on acceptable terms, if at all. If we are unable to do so, we would not be able to expand our non-Lineagen product offerings beyond RUO, and our business and prospects would suffer.
The FDA Guidance on “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only”, or, the RUO/IUO Labeling Guidance, emphasizes that the FDA will review the totality of the circumstances when evaluating whether equipment and testing components are properly labeled as RUO. It further states that merely including a labeling statement that a product is intended for RUO will not necessarily render the device exempt from the FDA’s 510(k) clearance, PMA, or other requirements, if the circumstances surrounding the distribution of the product indicate that the manufacturer intends for its product to be offered for clinical diagnostic use. These circumstances may include written or verbal marketing claims or links to articles regarding a product’s performance in clinical applications, a manufacturer’s provision of technical support for clinical validation or clinical applications, or solicitation of business from clinical laboratories, all of which could be considered evidence of intended uses that conflict with RUO labeling. If the FDA were to determine that our RUO products were intended for use in clinical investigation, diagnosis or treatment decisions, or that express or implied clinical or diagnostic claims were made for our RUO products, those products could be considered misbranded or adulterated under the Federal Food, Drug, and Cosmetic Act. If the FDA determines that our RUO products are being marketed for clinical diagnostic use without the required PMA or 510(k) clearance, we may be required to cease marketing our products as planned, recall the products from customers, revise our marketing plans, and/or suspend or delay the commercialization of our products until we obtain the required authorization. We also may be subject to a range of enforcement actions by the FDA, including warning or untitled letters, injunctions, civil monetary penalties, criminal prosecution, and recall and/or seizure of products, as well as significant adverse publicity.
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
We have limited experience in marketing and selling our products and technologies, and if we are unable to successfully commercialize our products and technologies, our business and operating results will be adversely affected.*
We have limited experience marketing and selling our products and technologies. We currently sell our Saphyr system for RUO, through our direct field sales and support organizations located in North America and Europe and through a combination of our own sales force and third-party distributors in additional major markets such as Australia, China, Japan and South Korea.
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
We rely on a single contract manufacturer for our optical genome mapping systems and a single contract manufacturer for our chip consumables. If either of these manufacturers should fail or not perform satisfactorily, our ability to supply these products would be negatively and adversely affected.*
We currently rely on a single contract manufacturer to manufacture and supply all of our OGM-based instruments. See “Business — Key Agreements” in this Quarterly Report. In addition, we rely on a single contract manufacturer to manufacture and supply all of our chip consumables. Since our contracts with these manufacturers do not commit them to supply quantities beyond the amounts included in our purchase orders, and do not commit them to carry inventory or make available any particular quantities, these contract manufacturers may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. If either of these manufacturers were to be unable to supply instruments, our business would be harmed.
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
We have experienced manufacturing problems or delays that could limit the growth of our revenue or increase our losses.*
We have encountered situations that resulted in delays or shortfalls caused by our outsourced manufacturing suppliers and by other third-party suppliers who manufacture components for our products. We have been negatively impacted by unfavorable flowcell yields in the production cycle. If we are unable to solve for the yield issue, it could lead to lower gross margins in future periods. If we are unable to keep up with demand for our products, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products. Our inability to successfully manufacture our products would have a material adverse effect on our operating results.
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
During 2021 approximately 54% of our product revenue was generated from customers located outside of the United States. We believe that a substantial percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:
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
Historically, most of our revenue has been denominated in U.S. dollars. For sales made to customers outside of the United States, we may sell our products and services in local currency outside of the United States. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. For example, if the value of the U.S. dollar increases relative to foreign currencies, in the absence of a corresponding change in local currency prices, our revenue could be adversely affected as we convert revenue from local currencies to U.S. dollars. If we dedicate significant resources to our international operations and are unable to manage these risks effectively, our business, operating results and financial condition will suffer.
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
If our information systems or data or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.*
We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of our business, we collect, store, use, transmit, disclose, and otherwise process sensitive, proprietary, and confidential information, including intellectual property, trade secrets, financial information, and personal data (including protected health information). We may rely upon third-party service providers and technologies to operate critical business systems to process confidential and personal data in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive data with or from third parties.
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. Moreover, these threats are becoming increasingly difficult to detect, and they come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage and are expected to continue to engage in attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including as a result of the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (such as through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our software) or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce also poses increased risks to our information technology systems and data, as more of our personnel work from home, utilizing network connections outside our premises. Future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
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
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.*
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged global economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
In addition, the conflict between Russia and Ukraine and the related sanctions imposed against Russia could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations. The U.S. government and other governments in jurisdictions in which we operate have imposed sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, supply chain, partners or customers.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.*
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;
•any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine.
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section-22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
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

Risks related to government regulation and diagnostic product reimbursement
If the FDA determines that our RUO products are medical devices or if we seek to market our RUO products for clinical diagnostic or health screening use, we will be required to obtain regulatory clearance(s) or approval(s), and may be required to cease or limit sales of our then marketed products, which could materially and adversely affect our business, financial condition and results of operations. Any such regulatory process would be expensive, time-consuming and uncertain both in timing and in outcome.*
Our RUO products are focused on the life sciences research market. This includes laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies. Accordingly, our products are labeled as RUO, and are not intended for diagnostic use. While we have focused initially on the life sciences research market and RUO products only, our strategy is to expand our product line to encompass products that are intended to be used for the diagnosis of disease, either alone or in collaboration with third parties. Such in-vitro diagnostic, or IVD, products will be subject to regulation by the FDA as medical devices, or comparable international agencies, including requirements for regulatory clearance or approval of such products before they can be marketed. If the FDA were to determine that our products are intended for clinical use or if we decided to market our products for such use, we would be required to obtain FDA 510(k) clearance or premarket approval in order to sell our products in a manner consistent with FDA laws and regulations. Such regulatory approval processes or clearances are expensive, time-consuming and uncertain; our efforts may never result in any approved premarket approval application, or PMA, or 510(k) clearance for our products; and failure by us or a collaborator to obtain or comply with such approvals and clearances could have an adverse effect on our business, financial condition or operating results.
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
Foreign jurisdictions have laws and regulations similar to those described above, which may adversely affect our ability to market our products as planned in such countries. The number and scope of these requirements are increasing. As in the United

States, the cost and time required to comply with regulatory requirements may be substantial, and there is no guarantee that we will obtain the necessary authorization(s) required to make our products commercially viable. As a result, the imposition of foreign requirements may also have a material adverse effect on the commercial viability of our operations.
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
If diagnostic procedures that are enabled by our Saphyr technology are subject to unfavorable pricing regulations or third-party payor coverage and reimbursement policies, our business could be harmed.*
Currently, our Saphyr system is for RUO, but clinical laboratories may acquire our instrumentation through a capital purchase or capital lease and use the Saphyr and direct label stain chemistry to create their own potentially reimbursable products, such as laboratory developed tests for in vitro diagnostics. Our customers may generate revenue for these testing services by seeking the necessary approval of their product from the FDA or the Centers for Medicare & Medicaid Services, or CMS, along with coverage and reimbursement from third-party payors, including government health programs and private health plans. The ability of our customers to commercialize diagnostic tests based on our technology will depend in part on the extent to which coverage and reimbursement for these tests will be available from such third-party payors.
In the United States, molecular testing laboratories have multiple options for reimbursement coding, but we expect that the primary codes used will be the genomic sequencing procedure codes, or GSPs. The American Medical Association, or AMA, added GSPs to its clinical laboratory fee schedule in 2015. In addition, CMS recently issued a coverage determination providing for the reimbursement of next-generation sequencing for certain cancer diagnostics using an FDA-approved in vitro diagnostic test. Private health plans often follow CMS coverage and reimbursement guidelines to a substantial degree, and it is difficult to predict what CMS will decide with respect to the coverage and reimbursement of any products our customers try to commercialize.
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
Ultimately, coverage and reimbursement of new products is uncertain, and whether laboratories that use our instruments to develop their own products will attain coverage and adequate reimbursement is unknown. In the United States, there is no uniform policy for determining coverage and reimbursement. Coverage can differ from payor to payor, and the process for determining whether a payor will provide coverage may be separate from the process for setting the reimbursement rate. In addition, the U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls and restrictions on reimbursement. We cannot be sure that coverage will be available for any diagnostic tests based on our technology, and, if coverage is available, the level of payments. Reimbursement may impact the demand for those tests. If coverage and reimbursement is not available or is available only to limited levels, our customers may not be able to successfully commercialize any tests for which they receive marketing authorization.
Healthcare legislative or regulatory reform measures may have a negative impact on our business and results of operations.*
In March 2010, the ACA became law. The ACA is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. For example, the ACA contained a 2.3% excise tax on certain entities that manufacture or import medical devices offered for sale in the United States, with limited exceptions, which has been permanently eliminated as part of the 2020 spending package.
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
We are subject to federal and state healthcare fraud and abuse laws and other federal and state laws applicable to our business activities, including our marketing practices. If we are unable to comply, or have not complied, with such laws, we could face substantial penalties.*
Our operations are subject to various federal and state fraud and abuse laws, including, without limitation, the federal and state anti-kickback statutes and false claims laws. These laws may impact, among other things, our sales and marketing and education programs, and our financial and business relationships with health care professionals. The laws that may affect our ability to operate include, but are not limited to:
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

Additionally, sales of our products outside of the United States will subject us to similar foreign regulatory requirements.
Risks Related to Intellectual Property
If we are unable to protect our intellectual property, it may reduce our ability to maintain any technological or competitive advantage over our competitors and potential competitors, and our business may be harmed.*
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of April 30, 2022, we (directly or through our wholly owned subsidiaries Lineagen, Inc and BioDiscovery, LLC) were the assignee of 28 granted U.S. patents or allowed U.S. patent applications and 21 pending U.S. patent applications. We also were the assignee of approximately 97 pending patent applications and granted patents in particular jurisdictions outside the United States. If we fail to protect and/or maintain our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, and/or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
The measures that we use to protect the security of our intellectual property and other proprietary rights may not be adequate, which could result in the loss of legal protection for, and thereby diminish the value of, such intellectual property and other rights.*
In addition to pursuing patents on our technologies, we also rely upon trademarks, trade secrets, copyrights and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. In addition, we take steps to protect our intellectual property and proprietary technologies by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets and/or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Moreover, if a party having an agreement with us has an overlapping or conflicting obligation to a third-party, our rights in and to certain intellectual property could be undermined. Monitoring unauthorized and inadvertent disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third-party had illegally obtained and was using our trade secrets, it would be expensive and time consuming, the outcome would be unpredictable, and any remedy may be inadequate. In addition, courts outside the United States may be less willing to protect trade secrets.
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
We have rights in some intellectual property that has been discovered through government funded programs and thus is subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for U.S. industry. Compliance with such regulations may limit our exclusive rights, subject us to expenditure of resources with respect to reporting requirements, and limit our ability to contract with non-U.S. manufacturers.*
Some of the intellectual property rights assigned to us and/or in-licensed to us have been generated through the use of U.S. government funding and are therefore subject to certain federal regulations. For example, all of the intellectual property rights licensed to us under our license agreement with Princeton University have been generated using U.S. government funds. As a result, the U.S. government has certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third-party if the government determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we fail, or the applicable licensor fails, to disclose the invention to the government, elect title, and file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title to these inventions in any country in which a patent application is not filed within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us, or the applicable licensor, to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that, under the circumstances, domestic manufacture is not commercially feasible. This preference for U.S. manufacturing may limit our ability to license the applicable patent rights on an exclusive basis under certain circumstances.

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
Our issued patents could be found invalid or unenforceable if challenged in court or at the Patent Office or other administrative agency, which could have a material adverse impact on our business.*
If we or any of our partners were to initiate legal proceedings against a third-party to enforce a patent related to one of our products, technologies or services, the defendant in such litigation could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, as are validity challenges by the defendant against the subject patent or other patents before the USPTO. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement, failure to meet the written description requirement, indefiniteness, and/or failure to disclose the best mode or to claim patent eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent intentionally withheld material information from the USPTO, or made a misleading statement, during prosecution. Additional grounds for an unenforceability assertion include an allegation of misuse or anticompetitive use of patent rights, and an allegation of incorrect inventorship with deceptive intent. Third parties may also raise similar claims before the USPTO even outside the context of litigation. The outcome is unpredictable following legal assertions of invalidity and unenforceability. With respect to the validity question, for example, we cannot be certain that no invalidating prior art existed of which we and the patent examiner were unaware during prosecution. These assertions may also be based on information known to us or the Patent Office. If a defendant or third-party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the claims of the challenged patent. Such a loss of patent protection would or could have a material adverse impact on our business.
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

We may not be able to protect our intellectual property rights throughout the world, which could materially and negatively affect our business.*
Filing, prosecuting, maintaining, and defending patents on current and future products, technologies and services in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, regardless of whether we are able to prevent third parties from practicing our inventions in the United States, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products, technologies or services, and further, may export otherwise infringing products or technologies to territories where we have patent protection, but enforcement is not as strong as it is in the United States. These products, technologies or services may compete with our products, technologies or services and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from so competing. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.
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
Changes in patent laws or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our products or technologies.*
As is the case with other life science industry companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents involve both technological complexity and legal complexity. Therefore, obtaining and enforcing patents is costly, time-consuming and inherently uncertain. In addition, the America Invents Act, or the AIA, became effective on March 16, 2013.
An important change introduced by the AIA is that the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third-party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent claiming or disclosing an invention of ours even if we had made the invention before it was made by the third-party. This will require us to be cognizant going forward of the time from invention to filing of a patent application, but circumstances could prevent us from promptly filing patent applications on our inventions. Additionally, there can be a trade-off between obtaining an earlier filing date, and waiting to obtain additional data and/or further refine a patent application. In some circumstances, the effects of a decision to pursue an earlier filing or a later filing will not be known until prior art or third-party activities are subsequently discovered, such as by the USPTO or by a third-party seeking to challenge patent rights. These circumstances may apply, for example, to patent applications prepared and filed around the time of the implementation of the AIA, or with a priority application that preceded the implementation of the AIA.
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
Risks Related to Ownership of our Securities
The price of our securities has been and may in the future be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment.*
Our stock price has been and may continue to be volatile. The daily closing market price for our common stock has varied significantly in the last 12 months, ranging between a high price of $8.40 on June 7, 2021 and a low price of $1.63 on April 27, 2022 and April 28, 2022. During this time, the price per share of common stock has ranged from an intra-day low of $1.50 per share to an intra-day high of $9.12 per share.
The trading price of our securities is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the risk factors discussed in this section and elsewhere in our Quarterly Report, these factors include:

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
•natural disasters, infectious diseases, conflict, including the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, civil unrest, epidemics or pandemics including COVID-19, outbreaks, resurgences or major catastrophic events; and
•other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the market for life science technology companies in particular (including companies in the diagnostic, genomic and biotechnology related sectors), have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. Because of the volatility of our stock price, we may become the target of securities litigation in the future. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.
If we are not able to comply with the applicable continued listing requirements or standards of The Nasdaq Capital Market, Nasdaq could delist our common stock.*
Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Capital Market or if we are unable to transfer our listing to another stock market. In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a requirement to maintain a minimum bid price of the Company's common stock of $1.00 per share.
In the past, we have failed to comply with the per share minimum required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Requirement.
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
Our executive officers, directors and 5% stockholders and their affiliates currently beneficially own a significant percentage of our outstanding voting stock. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our securities that you may feel are in your best interest as one of our stockholders
If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause adverse effects on our business and may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.*
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States. Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.*
We have designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal control over financial reporting, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
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
We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.*
We have incurred significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive-compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. As of June 30, 2021, the market value of our common stock held by non-affiliates exceeded $700.0 million. Consequently, we are a large accelerated filer and ceased to be an emerging growth company effective December 31, 2021. As a result of this transition, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our previous status as an emerging growth company and expect to incur additional legal and financial compliance costs as a result. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
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
In addition, as of March 31, 2022, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of an aggregate of 36,796,518 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. We also intend to file future registration statements on Form S-8 under the Securities Act registering the issuance of additional shares of common stock as the number of shares that may be issued under certain employee equity benefit plans automatically increase due to “evergreen” provisions. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation, as amended.
3.2 (2)	Amended and Restated Bylaws.
4.1 (3)	Form of Common Stock Certificate
4.2 (3)	Form of Warrant to Purchase Series D-1 Preferred Stock issued to Midcap Financial Trust.
4.3 (3)	Form of Warrant to Purchase Common Stock Issued to Underwriters.
4.4 (3)	Form of Warrant Certificate (included in Exhibit 4.8).
4.5 (3)	Form of Warrant Agent Agreement by and between the Registrant and American Stock Transfer & Trust Company LLC, as warrant agent.
4.6 (4)	Form of Warrant to Purchase Common Stock for Service Providers.
4.7 (5)	Registration Rights Agreement, dated March 14, 2019, by and among the Company and the Innovatus Investors.
4.8 (6)	Form of Warrant to Purchase Common Stock issued to Investors in October 2019 Public Offering.
4.9 (7)	Form of Warrant to Purchase Common Stock issued to Investors in April 2020 Public Offering.
10.1 (8)	Fifth Amendment to the Lease by and between the Registrant and The Irvine Company, LLC, dated January 12, 2022.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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
(4)    Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 21, 2018.
(5)    Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 14, 2019.
(6)    Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-233828), as amended.
(7)    Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-237074), as amended.
(8)    Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022.

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

BIONANO GENOMICS, INC.

Dated: May 5, 2022	By: /s/ R. Erik Holmlin, Ph.D.
R. Erik Holmlin, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 5, 2022	By: /s/ Christopher Stewart
Christopher Stewart
Chief Financial Officer (Principal Financial and Accounting Officer)