Form 10-Q
period 2022-06-30
Bionano Genomics, Inc.
filed 2022-08-04
CIK 1411690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

As of July 27, 2022, the registrant had 290,139,940 shares of Common Stock ($0.0001 par value) outstanding.

BIONANO GENOMICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIONANO GENOMICS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$27,159,000	$24,571,000
Investments	160,178,000	226,041,000
Accounts receivable, net of allowance for doubtful accounts of $463,000 and $690,000 as of June 30, 2022 and December 31, 2021, respectively	4,851,000	4,934,000
Inventory	20,591,000	12,387,000
Prepaid expenses and other current assets	3,509,000	4,481,000
Total current assets	216,288,000	272,414,000
Property and equipment, net	13,923,000	10,318,000
Operating lease right-of-use assets	6,431,000	6,691,000
Finance lease right-of-use assets, related party	3,810,000	3,926,000
Intangible assets, net	24,005,000	26,842,000
Goodwill	56,254,000	56,160,000
Other long-term assets	841,000	749,000
Total assets	$321,552,000	$377,100,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,695,000	$9,696,000
Accrued expenses	7,760,000	9,694,000
Contract liabilities	1,180,000	684,000
Operating lease liability	1,757,000	1,467,000
Finance lease liability, related party	292,000	299,000
Contingent consideration	9,224,000	—
Total current liabilities	27,908,000	21,840,000
Operating lease liability, net of current portion	5,075,000	5,288,000
Finance lease liability, net of current portion, related party	3,632,000	3,642,000
Contingent consideration	—	9,066,000
Long-term contract liabilities	203,000	146,000
Total liabilities	36,818,000	39,982,000
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized at June 30, 2022 and December 31, 2021; 290,061,000 and 289,602,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	29,000	29,000
Additional paid-in capital	564,852,000	553,747,000
Accumulated deficit	(278,229,000)	(216,119,000)
Accumulated other comprehensive loss	(1,918,000)	(539,000)
Total stockholders’ equity	284,734,000	337,118,000
Total liabilities and stockholders’ equity	$321,552,000	$377,100,000
See accompanying notes to the unaudited condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product revenue	$3,913,000	$2,496,000	$7,029,000	$4,545,000
Service and other revenue	2,757,000	1,360,000	5,337,000	2,479,000
Total revenue	6,670,000	3,856,000	12,366,000	7,024,000
Cost of revenue:
Cost of product revenue	3,973,000	1,869,000	7,549,000	3,383,000
Cost of service and other revenue	1,226,000	548,000	2,485,000	1,159,000
Total cost of revenue	5,199,000	2,417,000	10,034,000	4,542,000
Operating expenses:
Research and development	11,767,000	4,086,000	22,296,000	6,765,000
Selling, general and administrative	21,783,000	13,829,000	42,060,000	23,357,000
Total operating expenses	33,550,000	17,915,000	64,356,000	30,122,000
Loss from operations	(32,079,000)	(16,476,000)	(62,024,000)	(27,640,000)
Other income (expense):
Interest income	192,000	58,000	301,000	123,000
Interest expense	(74,000)	(268,000)	(151,000)	(871,000)
Gain on forgiveness of Paycheck Protection Program loan	—	—	—	1,775,000
Loss on debt extinguishment	—	(2,076,000)	—	(2,076,000)
Other income (expense)	(156,000)	(15,000)	(188,000)	(29,000)
Total other income (expense)	(38,000)	(2,301,000)	(38,000)	(1,078,000)
Loss before income taxes	(32,117,000)	(18,777,000)	(62,062,000)	(28,718,000)
Benefit (provision) for income taxes	(41,000)	(9,000)	(50,000)	(15,000)
Net loss	$(32,158,000)	$(18,786,000)	$(62,112,000)	$(28,733,000)
Net loss per share, basic and diluted	$(0.11)	$(0.07)	$(0.22)	$(0.11)
Weighted-average common shares outstanding basic and diluted	285,554,000	278,898,000	285,086,000	271,460,000

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30, 2022
	2022	2021	2022	2021
Net Loss:	$(32,158,000)	$(18,786,000)	$(62,112,000)	$(28,733,000)
Unrealized (loss) on investment securities	(281,000)	—	(1,379,000)	—
Comprehensive Loss	$(32,439,000)	$(18,786,000)	$(63,491,000)	$(28,733,000)

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2021	189,953,000	$19,000	$178,747,000	$(143,684,000)	$—	$35,082,000
Stock option exercises	102,000	—	333,000	—	—	333,000
Stock-based compensation expense	—	—	371,000	—	—	371,000
Issue common stock, net of issuance costs	78,000,000	8,000	327,478,000	—	—	327,486,000
Issue stock for warrant exercises	10,739,000	1,000	9,392,000	—	—	9,393,000
Net loss	—	—	—	(9,947,000)	—	(9,947,000)
Balance at March 31, 2021	278,794,000	$28,000	$516,321,000	$(153,631,000)	$—	$362,718,000
Stock option exercises	60,000	—	89,000	—	—	89,000
Stock-based compensation expense	—	—	1,758,000	—	—	1,758,000
Issue stock for employee stock purchase plan	150,000	—	65,000	—	—	65,000
Issue stock for warrant exercises	50,000	—	22,000	—	—	22,000
Net loss	—	—	—	(18,786,000)	—	(18,786,000)
Balance at June 30, 2021	279,054,000	28,000	518,255,000	(172,417,000)	—	345,866,000

Balance at January 1, 2022	289,602,000	$29,000	$553,747,000	$(216,119,000)	$(539,000)	$337,118,000
Stock option exercises	21,000	—	15,000	—	—	15,000
Stock-based compensation expense	—	—	5,102,000	—	—	5,102,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	65,000	—	—	—	—	—
Net loss	—	—	—	(29,952,000)	—	(29,952,000)
Other comprehensive loss	—	—	—	—	(1,098,000)	(1,098,000)
Balance at March 31, 2022	289,688,000	$29,000	$558,864,000	$(246,071,000)	$(1,637,000)	$311,185,000
Stock option exercises	249,000	—	136,000	—	—	136,000
Stock-based compensation expense	—	—	5,777,000	—	—	5,777,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	(26,000)	—	—	—	—	—
Issue stock for employee stock purchase plan	150,000	—	75,000	—	—	75,000
Net loss	—	—	—	(32,158,000)	—	(32,158,000)
Other comprehensive loss	—	—	—	—	(281,000)	(281,000)
Balance at June 30, 2022	290,061,000	$29,000	$564,852,000	$(278,229,000)	$(1,918,000)	$284,734,000
See accompanying notes to the unaudited condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(62,112,000)	$(28,733,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	4,475,000	964,000
Amortization of financing lease right-of-use asset	117,000	—
Amortization of interest on securities	551,000	—
Non-cash lease expense	337,000	—
Non-cash interest expense	—	383,000
Stock-based compensation	10,878,000	2,129,000
Change in fair value of contingent consideration	158,000	—
Gain on forgiveness of PPP Loan	—	(1,775,000)
Loss on debt extinguishment	—	2,076,000
Cost of leased equipment sold to customer	204,000	—
Changes in operating assets and liabilities:
Accounts receivable	24,000	(63,000)
Inventory	(12,095,000)	(3,605,000)
Prepaid expenses and other current assets	186,000	400,000
Accounts payable	(2,072,000)	816,000
Accrued expenses and contract liabilities	(1,477,000)	1,085,000
Net cash used in operating activities	(60,826,000)	(26,323,000)
Investing Activities:
BioDiscovery acquisition, return of purchase consideration from escrow	694,000	—
Purchases of property and equipment	(371,000)	(76,000)
Purchase of available for sale securities	(29,541,000)	—
Sale and maturity of available for sale securities	93,475,000	—
Construction in progress	(1,080,000)	—
Sale of property and equipment	27,000	126,000
Net cash provided by / (used in) investing activities	63,204,000	50,000
Financing activities:
Repayment of term-loan debt	—	(17,010,000)
Principal payments of financing lease liability	(17,000)	—
Proceeds from sale of common stock	—	328,635,000
Offering expenses on sale of common stock	—	(1,149,000)
Proceeds from sale of common stock under employee stock purchase plan	75,000	65,000
Proceeds from warrant and option exercises	152,000	9,837,000
Net cash provided by financing activities	210,000	320,378,000
Net increase in cash and cash equivalents	2,588,000	294,105,000
Cash and cash equivalents at beginning of period	24,571,000	38,449,000
Cash and cash equivalents at end of period	$27,159,000	$332,554,000

Supplemental cash flow disclosures:
Cash paid for interest	$139,000	$487,000
Cash paid for operating lease liabilities	$695,000	$422,000
Supplemental disclosure of non-cash investing and financing activities:
Transfer of instruments and servers from inventory to property and equipment, net	$3,890,000	$2,035,000
Operating lease liabilities resulting from obtaining right-of-use assets	$517,000	$2,013,000
Forgiveness of PPP Loan	$—	$1,775,000
Warrant exercise pursuant to cashless exercise	$—	$129,000
See accompanying notes to the unaudited condensed consolidated financial statements

BIONANO GENOMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Basis of Presentation
Description of Business
Bionano Genomics, Inc. (collectively, with its consolidated subsidiaries, the “Company”) is a provider of genome analysis solutions that can enable researchers and clinicians to reveal answers to challenging questions in biology and medicine. The Company’s mission is to transform the way the world sees the genome through optical genome mapping (“OGM”) solutions, diagnostic services and software. The Company offers OGM solutions for applications across basic, translational and clinical research. Through its Lineagen, Inc. (“Lineagen”) business, the Company also provides diagnostic testing for patients with clinical presentations consistent with autism spectrum disorder and other neurodevelopmental disabilities. Through its BioDiscovery, LLC (“BioDiscovery”) business, the Company also offers an industry-leading, platform-agnostic software solution, which integrates next-generation sequencing and microarray data designed to provide analysis, visualization, interpretation and reporting of copy number variants, single-nucleotide variants and absence of heterozygosity across the genome in one consolidated view.
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
Liquidity
As of June 30, 2022, the Company had approximately $27.2 million in cash and cash equivalents, $160.2 million in available for sale investment securities, and working capital of $188.4 million as a result of common stock offerings executed in the quarters ended December 31, 2020, March 31, 2021, and September 30, 2021.
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
COVID-19 and Other Geopolitical Events
The Company is subject to additional risks and uncertainties as a result of the continued spread of COVID-19, adverse macroeconomic events, such as the ongoing conflict between Ukraine and Russia and related sanctions, and uncertain market conditions, including higher inflation and supply chain disruptions, which could continue to have a material impact on the Company’s business and financial results. The Company closely monitors and complies with various applicable guidelines and legal requirements in the jurisdictions in which it operates, which may continue to result in reduced business operations in response to new or existing stay-at-home orders, travel restrictions and other social distancing measures. If restrictions related to COVID-19 persist, the Company could see additional supply chain disruptions that impact its ability to produce its products and may cause the Company to make strategic determinations regarding, among other things, the cost and quality of the components and supplies it acquires. The Company may also see negative effects on study enrollment in its ongoing or future studies. At various times throughout the pandemic, the Company has been unable to visit certain customer sites to support installation or service of its OGM systems. The Company’s manufacturing partners, suppliers, and customers, have implemented similar operational reductions. Despite reporting an increase in revenue for the three and six months ended June 30, 2022 when compared to the same period in 2021, the Company experienced supply chain constraints that negatively impacted the Company’s first and second quarter 2021 and 2022 financial results. Given the continued evolution of the COVID-19 pandemic and the related complexities and uncertainties associated with the additional variants, the future effects of COVID-19 are unknown and the Company’s financial results may continue to be negatively affected in the future. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which may present strategy, operational, talent recruiting and retention and workplace culture challenges that may adversely affect its business.
Following the recent invasion of Ukraine by Russia, the U.S. and global financial markets experienced volatility, which has led to disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity globally. In response to the invasion, the United States, United Kingdom and European Union, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia and possible future punitive measures that may be implemented, as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia and related sanctions, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity on acceptable terms, in both Europe and globally, and has introduced significant uncertainty into global markets. As a result, our business and results of operations may be adversely affected by the ongoing military conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.
During the three and six months ended June 30, 2022, the Company experienced supply chain challenges, which it largely attributes to the COVID-19 pandemic and the general disruptions from the ongoing conflict between Ukraine and Russia and related sanctions. While neither the COVID-19 pandemic nor the Ukraine-Russia conflict prevented the Company from operating its business during the three and six months ended June 30, 2022, it experienced increased cost to secure certain component parts in its products and to produce its products at its contract manufacturers. The Company expects these increased costs to remain high as the COVID-19 pandemic, the Ukraine-Russia conflict and their respective effects persist.
As global economic conditions recover from the COVID-19 pandemic, the Ukraine-Russia conflict and the related sanctions, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that these and related events could have on the Company’s business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. For instance, product demand may be reduced due to an economic recession, rising inflation rates, labor shortages, a decrease in corporate capital expenditures, prolonged unemployment, reduction in consumer confidence, adverse macroeconomic events, or any similar negative economic condition. Further, the travel restrictions on the Company’s business have limited its ability to support its global and domestic operations, including providing installation and training and customer service, which has and may continue to slow the pace of its commercial strategy, sales and marketing efforts. These negative effects could have a material impact on the Company’s operations, business, earnings, and liquidity.
Significant Accounting Policies
During the three and six months ended June 30, 2022, there were no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	June 30, 2022	June 30, 2021
Stock options	23,585,000	9,550,000
Unvested restricted stock	3,841,000	—
Warrants	4,356,000	4,361,000
RSUs	230,000	530,000
PSUs	290,000	290,000
Total	32,302,000	14,731,000
3. Revenue Recognition
Revenue by Source

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Instruments	$2,446,000	$1,158,000	$4,042,000	$2,040,000
Consumables	1,467,000	1,338,000	2,987,000	2,505,000
Total product revenue	3,913,000	2,496,000	7,029,000	4,545,000
Service and other	2,757,000	1,360,000	5,337,000	2,479,000
Total revenue	$6,670,000	$3,856,000	$12,366,000	$7,024,000

Revenue by Geographic Location

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	$	%	$	%	$	%	$	%
Americas	$2,611,000	39%	$2,365,000	61%	$5,940,000	48%	$3,872,000	55%
EMEIA	2,609,000	39%	940,000	25%	4,348,000	35%	2,518,000	36%
Asia Pacific	1,450,000	22%	551,000	14%	2,078,000	17%	634,000	9%
Total	$6,670,000	100%	$3,856,000	100%	$12,366,000	100%	$7,024,000	100%
The table above provides revenue from contracts with customers by source and geographic region (based on the customer’s billing address) on a disaggregated basis. Americas consists of North America and South America. EMEIA consists of Europe, the Middle East, India and Africa. Asia Pacific includes China, Japan, South Korea, Singapore and Australia. For the three months ended June 30, 2022 and 2021, the United States represented 37.4% and 59.5% of total revenue, respectively. For the six months ended June 30, 2022 and 2021, the United States represented 40.9% and 53.1% of total revenue, respectively. For the three and six months ended June 30, 2022, China represented 19.3% and 12.9% of total revenue, respectively. No other countries represented greater than 10% of revenue during the three and six months ended June 30, 2022 and 2021.
Remaining Performance Obligations
As of June 30, 2022, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $1.4 million. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations. The Company expects to recognize approximately 59.3% of this amount as revenue during the remainder of 2022, 32.6% in 2023, and 8.1% in 2024 and thereafter. Warranty revenue is included in service and other revenue.
The Company recognized revenue of approximately $0.2 million and $0.1 million during the three months ended June 30, 2022 and 2021, respectively, and revenue of approximately $0.5 million and $0.2 million during the six months ended June 30, 2022 and 2021, respectively, which was included in the contract liability balance at the end of the previous year.
4. Balance Sheet Account Details
Accounts Receivable

	June 30, 2022	December 31, 2021
Accounts receivable, net:
Accounts receivable, trade	$5,314,000	$5,624,000
Less allowance for doubtful accounts	(463,000)	(690,000)
	$4,851,000	$4,934,000
Inventory
The components of inventories are as follows:

	June 30, 2022	December 31, 2021
Inventory:
Raw materials	$837,000	$745,000
Finished goods	19,754,000	11,642,000
	$20,591,000	$12,387,000
Intangible Assets
Intangible assets that are subject to amortization consisted of the following for the periods presented:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$1,630,000	$(372,000)	$1,258,000	$1,630,000	$(210,000)	$1,420,000
Customer relationships	3,950,000	(773,000)	3,177,000	3,950,000	(378,000)	3,572,000
Developed technology	22,800,000	(3,230,000)	19,570,000	22,800,000	(950,000)	21,850,000
Intangibles, net	$28,380,000	$(4,375,000)	$24,005,000	$28,380,000	$(1,538,000)	$26,842,000

Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2022	December 31, 2021
Compensation expenses	$4,861,000	$4,529,000
Goods received not invoiced	1,238,000	1,073,000
Customer deposits	73,000	826,000
Taxes payable	722,000	677,000
Insurance	—	1,011,000
Professional fees and royalties	368,000	288,000
Warranty liabilities	175,000	175,000
Accrued clinical study fees	169,000	1,000
Other	154,000	1,114,000
Total	$7,760,000	$9,694,000
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
Innovatus Loan and Security Agreement
In May 2021, the outstanding term loan with Innovatus (“Innovatus LSA”) was paid in full, including all accrued interest, the end of term fee, and a prepayment fee for a total of approximately $17.0 million. Interest expense recognized during the three and six months ended June 30, 2021 totaled approximately $0.3 million and $0.9 million, respectively.
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
On January 19, 2021, the Company filed an automatically effective shelf registration statement on Form S-3 with the SEC as a “well-known seasoned issuer,” allowing for the Company to issue an indeterminate number or amount of its securities from time to time in one or more offerings. As of June 30, 2022, as a consequence of the Company’s re-qualification as a “smaller reporting company,” the Company may lose “well-known seasoned issuer” status at the time it files its Annual Report on Form 10-K for the fiscal year ending December 31, 2022 if the worldwide market value of its voting and non-voting common equity held by its non-affiliates does not equal $700.0 million or more, calculated as of a date within 60 days prior to filing such report. If that were to occur and the Company were no longer considered a well-known seasoned issuer, the Company anticipates needing to amend its automatically effective shelf registration statement on Form S-3 prior to its filing of such annual report (or earlier if required by the Securities Act or the rules and regulations of the SEC) in order to sell securities under that Form S-3 on an ongoing basis.
On March 23, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) which provides for the sale, in the Company’s sole discretion, of shares of common stock having an aggregate offering price of up to

$350.0 million through or to Cowen, acting as sales agent or principal (the “Cowen ATM”). The Company agreed to pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. In August and September 2021, the Company sold approximately 2.3 million shares of common stock under the Cowen ATM at an average share price of $6.15 per share, and received gross proceeds of approximately $13.9 million before deducting offering costs of $0.6 million. There were no sales of common stock under the Cowen ATM from January 1, 2022 to June 30, 2022.
Stock Warrants
A summary of the Company’s warrant activity during the six months ended June 30, 2022 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	4,356,000	$5.96	1.76	$785,000
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at June 30, 2022	4,356,000	$5.96	1.27	$246,000
Stock Options
A summary of the Company’s stock option activity during the six months ended June 30, 2022 was as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	12,765,000	$4.97	8.9	$7,891,000
Granted	12,797,000	2.11	—	—
Exercised	(270,000)	0.59	—	302,000
Canceled	(1,708,000)	5.00	—	—
Outstanding at June 30, 2022	23,584,000	$3.47	9.08	$2,053,000
Vested and exercisable at June 30, 2022	4,976,000	$3.90	7.96	$1,327,000
For the three months ended June 30, 2022, the weighted-average grant date fair value of stock options granted was $1.17 per share. For the six months ended June 30, 2022, the weighted-average grant date fair value of stock options granted was $1.33 per share.
Stock-Based Compensation
The Company recognized stock-based compensation expense for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$3,468,000	$384,000	$6,795,000	$465,000
General and administrative	2,309,000	1,374,000	4,084,000	1,664,000
Total stock-based compensation expense	$5,777,000	$1,758,000	$10,879,000	$2,129,000

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants during the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	2.8%	1.1%	2.1%	1.1%
Expected volatility	70.6%	80.4%	70.2%	80.4%
Expected term (in years)	5.7	6.0	6.0	6.0
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Restricted Stock
Restricted Stock
A restricted stock award in the amount of 5.0 million shares with a grant date fair value of $5.20 a share was granted as part of the acquisition of BioDiscovery. One-third of the Restricted Shares will vest on October 18, 2022 and one-twelfth of the Restricted Shares shall vest every three months following October 18, 2022, subject to continuous service of a key employee. The weighted average remaining contractual term for the restricted stock is 2.3 years as of June 30, 2022. The fair value of the restricted stock award is based on the market value of common stock as of the date of grant and is amortized to expense over the respective vesting period or the service period.
Restricted Stock Units and Performance Stock Units
The following table summarizes restricted share unit (“RSU”) activity during the six months ended June 30, 2022:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2022	361,000	$4.74
Granted	—	—
Released	(131,000)	4.74
Forfeited	—	—
Outstanding at June 30, 2022	230,000	$4.74
The total intrinsic value of the RSUs that vested during the six months ended June 30, 2022 was $0.6 million, determined as of the date of vesting. The weighted average remaining contractual term for the RSUs is 0.9 years as of June 30, 2022.
The following table summarizes performance share unit (“PSU”) activity during the six months ended June 30, 2022:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2021	290,000	$4.74
Granted	—	—
Released	—	—
Forfeited	—	—
Outstanding at June 30, 2022	290,000	$4.74
The weighted average remaining contractual term for the PSUs is 2.9 years as of June 30, 2022.
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
7. Commitments and Contingencies
The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company has determined a weighted-average discount rate of 7% as of June 30, 2022 and December 31, 2021.
The operating lease right-of-use asset and operating lease liability as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	$6,431,000	$6,691,000

Operating lease liability
Current	1,757,000	1,467,000
Non-current	5,075,000	5,288,000
Total operating lease liability	$6,832,000	$6,755,000
For the three and six months ended June 30, 2022, the Company recorded $0.5 million and $1.0 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances. For the three and six months ended June 30, 2021, the Company recorded $0.3 million and $0.5 million respectively, in expense related to operating leases, including amortized tenant improvement allowances.
The finance lease right-of-use asset and finance lease liability as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Finance lease right-of-use assets	$3,810,000	$3,926,000

Finance lease liability
Current	292,000	299,000
Non-current	3,632,000	3,642,000
Total finance lease liability	$3,924,000	$3,941,000
For the three and six months ended June 30, 2022, the Company recorded $0.1 million and $0.3 million, respectively, in expense related to its finance lease. The Company did not hold a finance lease as of June 30, 2021.
The future minimum payments under non-cancellable operating and finance leases as of June 30, 2022, are as follows:

	Operating Leases	Finance Lease
Remainder of 2022	$1,036,000	$158,000
2023	2,149,000	322,000
2024	2,219,000	330,000
2025	2,305,000	338,000
2026	232,000	347,000
Thereafter	—	5,949,000
Total future lease payments	7,941,000	7,444,000
Less: imputed interest	(1,109,000)	(3,520,000)
Total lease liabilities	$6,832,000	$3,924,000

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

	Six Months Ended June 30,	Three Months Ended June 30,
	2021	2021
Revenue	$9,467,000	$5,313,000
Net loss	(30,479,000)	(19,320,000)
Basic and diluted net loss per share	$(0.11)	$(0.07)
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Commercial Paper	$56,809,000	$—	$56,809,000	$—
Corporate Notes/Bonds	100,384,000	—	100,384,000	—
Securities of Government Sponsored Entities	2,985,000	$—	2,985,000	$—
Total Investments:	$160,178,000	$—	$160,178,000	$—
Money Market Funds	$15,923,000	$15,923,000	$—	$—
Liabilities:
Contingent consideration	$9,224,000	$—	$—	$9,224,000

	December 31, 2021
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Commercial Paper	$100,860,000	$—	$100,860,000	$—
Corporate Notes/Bonds	125,181,000	—	125,181,000	—
Total Investments:	$226,041,000	$—	$226,041,000	$—
Money Market Funds	$11,126,000	$11,126,000	$—	$—
Liabilities:
Contingent consideration	$9,066,000			$9,066,000
Money Market Funds are classified as cash equivalents on the balance sheet. As of June 30, 2022 and December 31, 2021, the Company held 47 and 57 securities in an unrealized loss position, respectively.
As of June 30, 2022 and December 31, 2021, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. The credit ratings of the securities held remain of high quality, and the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. As such, the Company has not recognized any impairment in its financial statements related to its available for sale investment securities.
The fair value of the contingent consideration liability is reassessed on a quarterly basis using the income approach. Assumptions used to estimate the acquisition date fair value of the contingent consideration include the probability of achieving certain milestones and a discount rate of 3%. The fair value measurement of the contingent consideration is based on significant inputs not observed in the market (Level 3 inputs). The Company determined the fair value of the milestone consideration using a scenario-based technique, as the trigger for payment is event driven. The outcome of the milestone consideration is binary, meaning the milestone is either achieved or not achieved, and the only other variable factor is the timing of when the milestone is achieved. The Company determined it is highly likely that the milestone will be achieved and therefore used a 95% probability factor which is applied to the $10.0 million milestone consideration. The change in fair value of the contingent consideration during the three and six month period ended June 30, 2022 was due to the passage of time. During the three months ended June 30, 2022, the milestone consideration liability was reclassified from non-current liabilities to current liabilities.

Changes in estimated fair value of contingent consideration liability in the six months ended June 30, 2022 is as follows:

Contingent Consideration Liability (Level 3 Measurement)
Balance as of January 1, 2021	$9,066,000
Liability recorded as a result of current period acquisition	—
Change in estimated fair value, recorded in selling, general and administrative expenses	158,000
Cash payments	—
Balance as of June 30, 2022	$9,224,000

As of June 30, 2022, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities:

	Commercial Paper		Corporate Notes/Bonds		Securities of Government Sponsored Entities
	Amortized Cost	Unrealized gains (losses)	Amortized Cost	Unrealized gains (losses)	Amortized Cost	Unrealized gains (losses)
Less than 1 year	$57,070,000	$(261,000)	$65,045,000	$(909,000)	$2,986,000	$(1,000)
Due after one year through five years	—	—	36,997,000	(749,000)	—	—
Total	$57,070,000	$(261,000)	$102,042,000	$(1,658,000)	$2,986,000	$(1,000)

As of December 31, 2021, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities:

	Commercial Paper		Corporate Notes/Bonds		Securities of Government Sponsored Entities
	Amortized Cost	Unrealized loss	Amortized Cost	Unrealized loss	Amortized Cost	Unrealized gains (losses)
Less than 1 year	$100,929,000	$(69,000)	$41,173,000	$(61,000)	$—	$—
Due after one year through five years	—	—	84,478,000	(409,000)	—	—
Total	$100,929,000	$(69,000)	$125,651,000	$(470,000)	$—	$—

Included in interest income for the three-month period ended June 30, 2022 was interest income related to the Company’s available for sale securities of $0.2 million. Included in interest income for the six-month period ended June 30, 2022 was interest income related to the Company’s available for sale securities of $0.3 million. All available for sale securities are classified as current assets, even if the maturity when acquired by the Company is greater than one year due to the ability to liquidate within the next 12 months.
10. Related Party Transactions
Through the acquisition of BioDiscovery in October 2021, the Company inherited a building lease with a landlord owned by BioDiscovery’s former Director and Chief Executive Officer, who is now the Company’s Chief Informatics Officer. The Company recorded $0.1 million in finance lease costs related to this lease for the three-month period ended June 30, 2022. The Company recorded $0.3 million in finance lease costs related to this lease for the six-month period ended June 30, 2022.

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
We have incurred losses in each year since our inception. Our net loss was $32.2 million and $62.1 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, we had an accumulated deficit of $278.2 million.
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
•Grew our installed base to 196 as of June 30, 2022, an increase of approximately 62% from a total installed base of 121 as of June 30, 2021. Installed base represents the global number of Saphyr instruments installed at end-customer locations and therefore having the technology to process OGM.

•Sold 3,394 flowcells in the three-month period ended June 30, 2022, an increase of approximately 24% over the 2,742 flowcells sold during the same quarter of 2021. The Saphyr cartridge is the consumable that packages nanochannel arrays for DNA linearization. In its current form, the Saphyr cartridge has two configurations - one with two flowcells per cartridge and the other with three flowcells per cartridge. Flowcells sold refers to the units of genome mapping consumables used for analyzing one genome, purchased by customers to process optical genome mapping.
•We analyzed 373 samples in our Saphyr service lab during the quarter ended June 30, 2022, compared to 190 samples analyzed in the same quarter in 2021.
COVID-19 and Other Geopolitical Events
We are subject to additional risks and uncertainties as a result of the continued spread of COVID-19, adverse geopolitical and macroeconomic events, such as the ongoing conflict between Ukraine and Russia and related sanctions, and uncertain market conditions, including higher inflation and supply chain disruptions, which could continue to have a material impact on our business and financial results.
We closely monitor and comply with various applicable guidelines and legal requirements in the jurisdictions in which we operate, which may continue to result in reduced business operations in response to new or existing stay-at-home orders, travel restrictions and other social distancing measures. If restrictions related to COVID-19 persist, we could see additional supply chain disruptions that impact our ability to produce our products and may cause us to make strategic determinations regarding, among other things, the cost and quality of the components and supplies we acquire. We may also see negative effects on enrollment in our ongoing or future clinical studies. At various times throughout the pandemic, we have been unable to visit certain customer sites to support installation or service our OGM systems. Our manufacturing partners, suppliers, and customers, have implemented similar operational reductions. This overall reduction in activity has contributed to a decrease in sales which negatively impacted the Company’s financial results in the first and second quarters of 2021 and 2022. Given the continued evolution of the COVID-19 pandemic and the related complexities and uncertainties associated with the additional variants, the future effects of COVID-19 are unknown and our financial results may continue to be negatively affected in the future. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which may present strategy, operational, talent recruiting and retention and workplace culture challenges that may adversely affect our business.
Following the recent invasion of Ukraine by Russia, the U.S. and global financial markets experienced volatility, which has led to disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity globally. In response to the invasion, the United States, United Kingdom and European Union, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia and possible future punitive measures that may be implemented, as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity on acceptable terms, in both Europe and globally, and has introduced significant uncertainty into global markets. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.
During the three and six months ended June 30, 2022, we experienced supply chain challenges, which we largely attribute to the COVID-19 pandemic and the general disruptions resulting from the ongoing conflict between Ukraine and Russia and related sanctions. While neither the COVID-19 pandemic nor the Ukraine-Russia conflict prevented us from operating our business during the three and six months ended June 30, 2022, we experienced increased cost to secure certain component parts in our products and to produce our products at our contract manufacturers. We expect these increased costs to remain high as the COVID-19 pandemic, the Ukraine-Russia conflict and their respective effects persist. As global economic conditions recover from the COVID-19 pandemic, the Ukraine-Russia conflict and the related sanctions, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. For instance, product demand may be reduced due to an economic recession, a decrease in corporate capital expenditures, prolonged unemployment, rising inflation rates, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic events, or any similar negative economic condition. Further, the travel restrictions on our business have limited our ability to support our global and domestic operations, including providing installation and training and customer service, which has and may continue to slow the pace of our commercial strategy, sales and marketing efforts. These negative effects could have a material impact on our operations, business, earnings, and liquidity.

Financial Overview
Revenue
We generate product revenue from sales of our instruments and consumables. We currently sell our products for research use only applications and our customers are primarily laboratories associated with academic and governmental research institutions, academic and commercial clinical laboratories, as well as pharmaceutical, biotechnology and contract research companies. In addition, we provide instruments to certain customers under our reagent rental program, under which we provide an instrument to customers at no cost and the customers agree to purchase minimum quantities of consumables. Consumable revenue consists of sales of reagents and chips necessary to process a sample. We generate service revenue from the sale of diagnostic testing services for those with autism spectrum disorder and other neurodevelopmental disabilities through our wholly owned subsidiary Lineagen. We also generate service and product revenue through BioDiscovery’s NxClinical™ software, which provides customers with solutions for analysis, interpretation and reporting of genomics data. Other revenue consists of warranty and other service-based revenue, including services performed related to customer sample evaluations using the Saphyr system, license maintenance agreements, and support, repair and maintenance services.
The following table presents our revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenue	$3,913,000	$2,496,000	$7,029,000	$4,545,000
Service and other revenue[1]	2,757,000	1,360,000	5,337,000	2,479,000
Total	$6,670,000	$3,856,000	$12,366,000	$7,024,000

1 Includes $1.0 million and $2.2 million of revenue generated from BioDiscovery during the three and six months ended June 30, 2022, respectively.
The following table reflects total revenue by geography and as a percentage of total revenue, based on the billing address of our customers. Americas consists of North America and South America. EMEIA consists of Europe, Middle East, India and Africa. Asia Pacific includes China, Japan, South Korea, Singapore and Australia.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	$	%	$	%	$	%	$	%
Americas	$2,611,000	39%	$2,365,000	61%	$5,940,000	48%	$3,872,000	55%
EMEIA	2,609,000	39%	940,000	25%	4,348,000	35%	2,518,000	36%
Asia Pacific	1,450,000	22%	551,000	14%	2,078,000	17%	634,000	9%
Total	$6,670,000	100%	$3,856,000	100%	$12,366,000	100%	$7,024,000	100%
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

Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table sets forth our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Period-to-Period Change
	2022	2021	$	%
Revenues:
Product revenue	$3,913,000	$2,496,000	$1,417,000	57%
Service and other revenue	2,757,000	1,360,000	1,397,000	103%
Total revenue	6,670,000	3,856,000	2,814,000	73%
Cost of revenue:
Cost of product revenue	3,973,000	1,869,000	2,104,000	113%
Cost of other revenue	1,226,000	548,000	678,000	124%
Total cost of revenue	5,199,000	2,417,000	2,782,000	115%
Operating expenses:
Research and development	11,767,000	4,086,000	7,681,000	188%
Selling, general and administrative	21,783,000	13,829,000	7,954,000	58%
Total operating expenses	33,550,000	17,915,000	15,635,000	87%
Loss from operations	(32,079,000)	(16,476,000)	(15,603,000)	95%
Other income (expenses):
Interest income	192,000	58,000	134,000	231%
Interest expense	(74,000)	(268,000)	194,000	(72)%
Loss on debt extinguishment	—	(2,076,000)	2,076,000	(100)%
Other income (expenses)	(156,000)	(15,000)	(141,000)	940%
Total other income (expenses)	(38,000)	(2,301,000)	2,263,000	(98)%
Loss before income taxes	(32,117,000)	(18,777,000)	(13,340,000)	71%
Provision for income taxes	(41,000)	(9,000)	(32,000)	356%
Net loss	$(32,158,000)	$(18,786,000)	$(13,372,000)	71%
Revenue
Total revenue increased by $2.8 million, or 73%, to $6.7 million for the three months ended June 30, 2022 compared to $3.9 million for the same period in 2021. The increase in product sales was driven by increased demand for our Saphyr OGM solutions, including an increase in instrument installed base (62%) and flowcell units sold (24%), when compared to the same period last year. The increased demand for our reagent rental program continues to drive a significant portion of the increase in consumable sales. We believe increased demand for our OGM systems was primarily driven by increased market awareness and additional published data demonstrating the utility of OGM. While not immune to the negative effects caused by COVID-19 and other geopolitical events, we expect revenue to increase as market awareness and published data of OGM utility increases. The increase in service and other revenue was primarily driven by $1.0 million in revenues generated by our BioDiscovery subsidiary, which was acquired in October 2021.
Cost of Revenue
Cost of revenue increased by $2.8 million, or 115%, to $5.2 million for the three months ended June 30, 2022 compared to $2.4 million for the same period in 2021. During the three months ended June 30, 2022, gross margin was 22%, compared to 37% during the same period in 2021. Gross margin for the three months ended June 30, 2022 improved compared to gross margin for the first quarter of 2022, which was 15%. The improvement in gross margin was primarily due to improvements in chip yield during the second quarter of 2022. Cost of product revenue increased primarily due to increased instrument and flowcell sales volume, but was also negatively impacted by unfavorable flowcell yields in the production cycle, which is in part attributable to COVID-19. Our gross margins for the three months ended June 30, 2022 were affected by the unfavorable flowcell yields in the production cycle which led to increased scrap and quality control costs during the second quarter of 2022. If we are unable to solve the unfavorable flowcell yield issue, it could lead to lower gross margins in future periods. Cost of service and other revenue increased primarily due to increased maintenance and service costs on our increased installed base, as well as increased service expenses related to our laboratory services. We expect cost of product and service and other revenue to continue to increase as we continue to increase our installed base and the number of customers purchasing laboratory services
Research and Development Expenses
Research and development, or R&D, expenses increased by $7.7 million, or 188%, to $11.8 million for the three months ended June 30, 2022 compared to $4.1 million for the same period in 2021. The increase is primarily due to a $5.5 million increase in compensation expenses, of which $3.1 million relates to stock-based compensation expense, and an increase of $1.8 million in product development costs. The increase in compensation expense is primarily driven by increased headcount. We anticipate future additions to our development teams as well as continued increases to our product development costs and, thus, future increases to R&D expenses.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $8.0 million, or 58%, to $21.8 million for the three months ended June 30, 2022 compared to $13.8 million for the same period in 2021. The increase is primarily due to a $4.1 million increase in compensation expenses, of which $0.9 million relates to stock-based compensation, a $1.3 million increase in amortization of intangibles related to the acquisition of BioDiscovery, a $0.6 million increase in marketing expenses, and a $0.4 million increase in other headcount-related expenses. The increase in compensation expense is driven primarily by increased headcount. This is due to growth in our global sales, service, and back-office teams to facilitate the expanding customer base, as well as headcount additions attributed to the acquisition of BioDiscovery. We anticipate headcount additions to our global sales and back-office teams in the coming 12 months. Other headcount-related expenses included the cost of recruiting, temporary employment, and facilities expenses incurred in order to support increased product demand.
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
Interest Expense
Interest expense decreased by $0.2 million, or 72%, to $0.07 million for the three months ended June 30, 2022 compared to $0.3 million for the same period in 2021, driven by us paying off the outstanding principal balance of our outstanding term loan with Innovatus, or the Innovatus LSA, during the three months ended June 30, 2021.
Interest Income
Interest income was $0.2 million for the three months ended June 30, 2022, as compared to $58,000 for the same period in 2021 resulting from positive returns on investments. Our total available for sale securities balance was $160.2 million as of June 30, 2022.
Loss on debt extinguishment
A loss on debt extinguishment of $2.1 million was recognized during the three months ended June 30, 2021 in connection with our payment in full of the term loan under the Innovatus LSA, including all accrued interest, an end of term fee, a prepayment fee, and write-off of unamortized debt issuance costs.

Comparison of the Six Months Ended June 30, 2022 and 2021
The following table sets forth our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Period-to-Period Change
	2022	2021	$	%
Revenues:
Product revenue	$7,029,000	$4,545,000	$2,484,000	55%
Service and other revenue	5,337,000	2,479,000	2,858,000	115%
Total revenue	12,366,000	7,024,000	5,342,000	76%
Cost of revenue:
Cost of product revenue	7,549,000	3,383,000	4,166,000	123%
Cost of other revenue	2,485,000	1,159,000	1,326,000	114%
Total cost of revenue	10,034,000	4,542,000	5,492,000	121%
Operating expenses:
Research and development	22,296,000	6,765,000	15,531,000	230%
Selling, general and administrative	42,060,000	23,357,000	18,703,000	80%
Total operating expenses	64,356,000	30,122,000	34,234,000	114%
Loss from operations	(62,024,000)	(27,640,000)	(34,384,000)	124%
Other income (expenses):
Interest income	301,000	123,000	178,000	145%
Interest expense	(151,000)	(871,000)	720,000	(83)%
Loss on debt extinguishment	—	(2,076,000)	2,076,000	—%
Gain on forgiveness of Paycheck Protection Program Loan	—	1,775,000	(1,775,000)	(100)%
Other income (expenses)	(188,000)	(29,000)	(159,000)	548%
Total other income (expenses)	(38,000)	(1,078,000)	1,040,000	(96)%
Loss before income taxes	(62,062,000)	(28,718,000)	(33,344,000)	116%
Provision for income taxes	(50,000)	(15,000)	(35,000)	233%
Net loss	$(62,112,000)	$(28,733,000)	$(33,379,000)	116%
Revenue
Total revenue increased by $5.3 million, or 76%, to $12.4 million for the six months ended June 30, 2022 compared to $7.0 million for the same period in 2021. The increase in product sales was driven by increased demand for our Saphyr OGM solutions, including an increase in instrument installed base (62%) and flowcell units sold (24%), when compared to the same period last year. The increased demand for our reagent rental program continues to drive a significant portion of the increase in consumable sales. We believe increased demand for our OGM systems was primarily driven by increased market awareness and additional published data demonstrating the utility of OGM. While not immune to the negative effects caused by COVID-19 and other geopolitical events, we expect revenue to increase as market awareness and published data of OGM utility increases. The increase in service and other revenue was primarily driven by $2.2 million in revenues generated by our BioDiscovery subsidiary, which was acquired in October 2021.
Cost of Revenue
Cost of revenue increased by $5.5 million, or 121%, to $10.0 million for the six months ended June 30, 2022 compared to $4.5 million for the same period in 2021. Cost of product revenue increased primarily due to increased instrument and flowcell sales volume, but was also negatively impacted by unfavorable flowcell yields in the production cycle, which is in part attributable to COVID-19. Our gross margins for the six months ended June 30, 2022 were affected by the unfavorable flowcell yields in the production cycle which led to increased scrap and quality control costs during the first half of 2022. If we are unable to solve the unfavorable flowcell yield issue, it could lead to lower gross margins in future periods. Cost of service and other revenue increased primarily due to increased maintenance and service costs on our increased installed base, as well as increased service expenses related to our laboratory services. We expect cost of product and service and other revenue to continue to increase as we continue to increase our installed base and the number of customers purchasing laboratory services.

Research and Development Expenses
R&D expenses increased by $15.5 million, or 230%, to $22.3 million for the six months ended June 30, 2022 compared to $6.8 million for the same period in 2021. The increase is primarily due to a $11.6 million increase in compensation expenses, of which $6.3 million relates to stock-based compensation expense, and an increase of $3.1 million in product development costs. The increase in compensation expense is primarily driven by increased headcount. We anticipate future additions to our development teams as well as continued increases to our product development costs and, thus, future increases to R&D expenses.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $18.7 million, or 80%, to $42.1 million for the six months ended June 30, 2022 compared to $23.4 million for the same period in 2021. The increase is primarily due to a $9.9 million increase in compensation expenses, of which $2.4 million relates to stock-based compensation, a $2.7 million increase in amortization of intangibles related to the acquisition of BioDiscovery, a $1.8 million increase in marketing expenses, and a $1.0 million increase in other headcount-related expenses. The increase in compensation expense is driven primarily by increased headcount. This is due to growth in our global sales, service, and back-office teams to facilitate the expanding customer base, as well as headcount additions attributed to the acquisition of BioDiscovery. We anticipate headcount additions to our global sales and back-office teams in the coming 12 months. Other headcount-related expenses included the cost of recruiting, temporary employment, and facilities expenses incurred in order to support increased product demand.
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
Interest Expense
Interest expense decreased by $0.7 million, or 83%, to $0.2 million for the six months ended June 30, 2022 compared to $0.9 million for the same period in 2021, driven by us paying off the outstanding principal balance of our outstanding term loan under the Innovatus LSA during the six months ended June 30, 2021.
Interest Income
Interest income was $0.3 million for the six months ended June 30, 2022, as compared to $0.1 million for the same period in 2021 resulting from positive returns on investments. Our total available for sale securities balance was $160.2 million as of June 30, 2022.
Loss on debt extinguishment
A loss on debt extinguishment of $2.1 million was recognized during the six months ended June 30, 2021 in connection with our payment in full of the term loan under the Innovatus LSA, including all accrued interest, an end of term fee, a prepayment fee, and write-off of unamortized debt issuance costs.
Gain on forgiveness of Paycheck Protection Program loan
A gain on forgiveness of our Paycheck Protection Program loan, or PPP Loan, of $1.8 million was recognized during the six months ended June 30, 2021 in connection with the forgiveness of the PPP Loan in full, including all accrued interest.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred net losses and negative cash flows from operations. We have primarily generated cash flows from sales of equity securities and debt financings. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments, borrowings from credit facilities and revenue from our commercial operations. Revenue from our commercial operations has increased due to increased demand for our product offerings and our acquisition of revenue-positive BioDiscovery. See Note 6 to our condensed consolidated financial statements for a discussion of our recent equity activity included elsewhere in this Quarterly Report on Form 10-Q for more information. We incurred net losses of $62.1 million and $28.7 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $278.2 million, cash and cash equivalents of $27.2 million, and available for sale investment securities of $160.2 million. As of December 31, 2021, we had an accumulated deficit of $216.1 million, cash and cash equivalents of $24.6 million, and available for sale investment securities of $226.0 million.
Future Capital Requirements
We expect that our near and longer-term liquidity requirements will consist of working capital and general corporate expenses associated with the growth of our business, including, without limitation, expenses associated with scaling up our operations and continuing to increase our manufacturing capacity, sales and marketing expense, increasing market awareness of our products and services to target customers, instrument placements with customers via the reagent rental sales strategy, additional research and development expenses associated with expanding our offerings, expenses associated with continuing to build out our corporate infrastructure and expenses associated with being a public company. Our short-term capital expenditure needs relate primarily to the ongoing build out of our facilities, service lab and service-related capabilities, research and development expenses related to current and future product offerings, and enhancements to information technology. We expect such expenditures to continue throughout 2022.
Cash Flows
The following table sets forth the cash flow from operating, investing and financing activities for the periods presented:

Net cash provided by (used in):	Six Months Ended June 30,
	2022	2021

Operating activities	$(60,826,000)	$(26,323,000)
Investing activities	63,204,000	50,000
Financing activities	210,000	320,378,000
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
Net cash used in operating activities was $60.8 million during the six months ended June 30, 2022 as compared to $26.3 million during the same period in 2021. The increase in cash used in operating activities of $34.5 million was primarily attributed to an incremental headcount growth compared to our headcount as of June 30, 2021.
Investing Activities
Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure, the acquisitions of Lineagen and BioDiscovery to grow our business, and purchases of available for sale investment securities. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. During the six months ended June 30, 2022, cash provided by investing activities was $63.2 million, as compared to $0.05 million during the same period in 2021. The increase in cash provided by investing activities of $63.2 million was primarily attributed to the sale of $93.5 million in available for sale securities, offset by a purchase of $29.5 million in available for sale securities.
Financing Activities
Net cash provided by financing activities was $0.2 million during the six months ended June 30, 2022 as compared to the same period in 2021 where we had net cash provided by financing activities of $320.4 million, a decrease of $320.2 million. During the six months ended June 30, 2021, we raised approximately $328.6 million in gross proceeds from executing two follow-on offerings and sales under our at-the-market facilities with Ladenburg Thalmann & Co. Inc., or Ladenburg, and Cowen and Company, LLC, or Cowen. We did not have similar fundraising activity in the six months ended June 30, 2022.
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
Capital Resources
As of June 30, 2022, we had approximately $27.2 million in cash and cash equivalents, available for sale securities of $160.2 million, and working capital of $188.4 million.
In August 2020, we filed a shelf registration statement on Form S-3 with the SEC covering the offering, issuance and sale of up to $125.0 million of our securities, including up to $40.0 million of common stock pursuant to an At Market Issuance Sales Agreement, with Ladenburg acting as sales agent, or the Ladenburg ATM. During October 2020 through January 2021, we sold 27.0 million shares of common stock under the Ladenburg ATM and received net proceeds of $38.0 million after deducting aggregate offering costs. We terminated the Ladenburg ATM in March 2021.
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
On January 19, 2021, we filed an automatically effective shelf registration statement on Form S-3 (File No. 333-252216) with the U.S. Securities and Exchange Commission, or SEC, as a “well-known seasoned issuer.” The registration statement allows us to issue an indeterminate number or amount of common stock, preferred stock, debt securities and warrants from time to time in one or more offerings. However, there can be no assurance that we will complete any future offerings of securities. Any future offerings under this registration statement will be dependent upon, among other factors, market conditions, available pricing, our financial condition, investor perception of our prospects, our capital needs and our ability to maintain status as a well-known seasoned issuer. Further, as of June 30, 2022, as a consequence of our re-qualification as a “smaller reporting company,” we may lose “well-known seasoned issuer” status at the time we file our Annual Report on Form 10-K for the fiscal year ending December 31, 2022 if the worldwide market value of our voting and non-voting common equity held by our non-affiliates does not equal $700.0 million or more, calculated as of a date within 60 days prior to filing such report. If that were to occur and we were no longer considered a well-known seasoned issuer, we anticipate needing to amend our automatically effective shelf registration statement on Form S-3 prior to our filing of such annual report (or earlier if required by the Securities Act or the rules and regulations of the SEC) in order to sell securities under that Form S-3 on an ongoing basis.
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
On March 23, 2021, we entered into a Sales Agreement with Cowen pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $350.0 million, through or to Cowen, acting as sales agent or principal, or the Cowen ATM. In August and September 2021, the Company sold 2.3 million shares of common stock under the Cowen ATM at an average share price of $6.15 per share, and received gross proceeds of approximately $13.9 million before deducting offering costs of $0.6 million. There were no sales of common stock under the Cowen ATM from January 1, 2022 to June 30, 2022.
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

Contingent Consideration
As part of the merger agreement related to the acquisition of BioDiscovery, the Company agreed to pay a milestone payment of $10.0 million in cash contingent on the achievement of a commercial milestone within eighteen months of the acquisition date. The Company determined the fair value of the milestone consideration using a scenario-based technique, as the trigger for payment is event driven. The outcome of the milestone consideration is binary, meaning the milestone is either achieved or not achieved, and the only other variable factor is the timing of when the milestone is achieved. The Company determined it is highly likely that the milestone will be achieved and therefore used a 95% probability factor which is applied to the $10.0 million milestone consideration. Based on these valuation assumptions, the fair value of the milestone consideration was determined to be $9.2 million as of June 30, 2022. During the three months ended June 30, 2022, the milestone consideration liability was reclassified from non-current liabilities to current liabilities.
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
During the three and six months ended June 30, 2022, there have been no changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Interest Rate Risk
We had approximately $27.2 million in cash and cash equivalents and $160.2 million in available for sale securities as of June 30, 2022, which include highly liquid, investment grade debt securities. Such interest-bearing instruments are exposed to a certain degree of interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest primarily in short-term securities.
Although we are seeing, and expect to continue to see, increased interest rates, due to our investment in highly liquid and high quality government and other debt securities as well as short-term securities, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods. Due to the short holding period of our investments and the nature of our investments, a hypothetical change of 100 basis points would have approximately a $0.6 million impact on our investments.
Our liabilities for acquisition-related contingent consideration, which is adjusted to fair value each reporting period, is also impacted by changes in interest rates. The risk-free interest rate used to estimate our weighted average cost of capital is a component of the discount rate used to calculate the present value of future cash flows due upon the achievement of certain milestones. As a result, any changes in the underlying risk-free interest rate could result in material changes to the fair value of such liabilities and could materially impact the amount of non-cash expense (or income) recorded each reporting period. As a consequence of the U.S. Federal Reserve raising interest rates, the underlying risk-free interest rate we use for purposes of calculating fair value of our liabilities for acquisition-related contingent consideration has increased from our prior reporting periods, but such increase did not have a material impact on our financial statements, and we currently do not expect anticipated future changes to have a material effect in future reporting periods.
Foreign Currency Exchange Rate Risk
We conduct a portion of our business in currencies other than our U.S. dollar functional currency. These transactions give rise to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. The value of these monetary assets and liabilities are subject to changes in currency exchange rates from the time the transactions are originated until settlement in cash. Our foreign currency exposures are primarily concentrated in the British Pound, Chinese Renminbi, Euro, and Canadian dollar. Both realized and unrealized gains or losses on the value of these monetary assets and liabilities are included in the determination of net income. We do not currently participate in material foreign exchange hedging activities. As of June 30, 2022 and December 31, 2021, we had minimal assets and liabilities denominated in foreign currencies and expect similar levels of foreign currency denomination in the next 12 months. We believe a hypothetical 10% change in foreign exchange rates as of June 30, 2022 would not have a material impact on our business, financial condition, or results of operations.
Inflation
The COVID-19 pandemic and other geopolitical and macroeconomic events, including the conflict between Ukraine and Russia and related sanctions, have contributed to supply chain challenges, which we believe have resulted in inflation headwinds, particularly increased logistical costs and raw material prices. During the three and six months ended June 30, 2022, we experienced increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. However we do not believe that inflation has had a material effect on our business, financial condition or results of operations, other than its impact on the general economy, as our cost of revenue for the three and six months ended June 30, 2022 was not significantly impacted by the cost increases we experienced. While the effects of the COVID-19 pandemic and other macroeconomic events as well as other inflationary pressures, are highly uncertain, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods other than the general impacts on companies due to general economic and market conditions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
As of June 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this assessment, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q. Except as described below, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In October 2021, we acquired BioDiscovery LLC. We are in the process of integrating the internal controls of the acquired business into our overall system of internal control over financial reporting.

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
•In the near term, sales of our Saphyr system, the NxClinical software, our consumables and genome analysis services will depend on levels of research and development spending by clinical research laboratories, academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our technologies and products and adversely affect our business and operating results;
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
•If we are unable to protect our intellectual property, it may reduce our ability to maintain any technological or competitive advantage over our competitors and potential competitors, and our business may be harmed; and
•The price of our securities has been and may in the future be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment.

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
We have incurred recurring net losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.*
Since our inception, we have incurred recurring net losses. We incurred net losses of $62.1 million and $28.7 million, and used cash in operations of $60.8 million and $26.3 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $278.2 million. We cannot predict if we will be profitable in the near future or at all. We expect that our losses will continue for the foreseeable future as we plan to invest significant additional funds toward the expansion of our commercial organization, research and development efforts and capital expenditures, among other things. Our recent acquisitions have increased our expenses and we expect that any future acquisitions of businesses, assets, products or technologies will further increase our expenses, which may result in additional losses. We also expect significant increases in our stock-based compensation expense in future periods, reflecting higher stock option valuations as a public company and the issuance of additional equity awards due to increased headcount. In addition, we incur significant legal, accounting and other expenses as a result of being a public company, especially as we no longer qualify as an emerging growth company and are therefore required to comply with additional disclosure and compliance requirements. These factors, among others, will make it hard for us to achieve and sustain profitability. We may also incur significant losses in the future for a number of other reasons, many of which are beyond our control, including the level of market acceptance of our products, the introduction of competitive products and technologies, our future product development efforts, our market penetration and our margins, as well as the other risks described below.
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
•geopolitical events, such as the conflict between Ukraine and Russia and related sanctions, and macroeconomic conditions, such as inflation, increased cost of goods, supply chain issues, and global financial market conditions;
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
Our future capital needs are uncertain and we may require additional funding in the future to advance the commercialization of our Saphyr system, NxClinical software, and our other products, technologies and services, as well as continue our research and development efforts. If we fail to obtain additional funding, we will be forced to delay, reduce or eliminate our commercialization and development efforts.*
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash in order to continue the commercialization of our products and technologies, fund our research and development programs, expand headcount and execute potential strategic transactions. Although we raised $384.7 million of gross proceeds during 2021, we may need to raise additional funding, or we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Such funding may mean the sale of common or preferred equity or convertible debt securities, entry into one or more credit facilities or another form of third-party funding, or seeking other debt financing. We may also consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or for other reasons, including to:
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
•increasing interest rates;
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
However, global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of COVID-19 and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our technologies and products. We also may have to reduce marketing, customer support or other resources devoted to our products or technologies or cease operations. Any of these factors could have a material adverse effect on our financial condition, operating results and business. Any of the foregoing could significantly harm our business, prospects, financial condition and results of operation and could cause the price of our securities to decline.
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
In response to public health directives and orders implemented in response to the COVID-19 pandemic, we have implemented work-from-home policies for certain employees. We have also modified certain business practices, including those related to employee travel and cancellation of physical participation in meetings, events and conferences, and implemented new protocols to promote social distancing and enhance sanitary measures in our offices and facilities. The quarantine of our personnel and the inability to access our facilities or customer sites has adversely affected, and is expected to continue adversely affecting, our operations, namely in sales and marketing and product delivery, including providing installation and training and customer service, which has and may continue to slow the pace of our commercial strategy. For example, we experienced at various times during the pandemic the inability to visit certain customer sites to support installation or service our OGM systems. As a result, in the past, we have had to delay instrument installations or service related visits. In addition, certain members of our workforce are now performing their duties remotely and these employees have not been able to maintain the same level of productivity and efficiency due a lack of resources that would otherwise be available to them in our offices and additional demands on their time, such as increased responsibilities resulting from school closures or the illness of family members. Furthermore, our remote workforce poses increased risks to our information technology systems and data as more of our personnel leverage resources not necessarily within our control.
The effects of these public health directives and orders and our related adjustments in our business have negatively impacted productivity, disrupted our business and delayed our timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. The spread of COVID-19 has resulted in a widespread health crisis that is also adversely affecting economies and financial markets globally, including inflation higher than we have seen in decades, which may negatively affect demand for our products, technologies and services and materially affect us financially. For example, customers who have committed to order minimum quantities of consumables or to purchase our Saphyr instrument have delayed these commitments. Further, restrictions on our ability to travel, stay-at-home orders and other similar restrictions on our business have limited our ability to support our global and domestic operations, including providing installation and training and customer service, resulting in disruptions in our sales and marketing efforts and negative impacts on our commercial strategy. In addition, despite the increased availability of vaccines, due to the continuing and evolving nature of the COVID-19 pandemic and the potential for periods of increases in case numbers and emergence and spread of COVID-19 variants in markets and communities where we, our customers, and our suppliers are operating our businesses, it is not possible for us to accurately predict the duration or magnitude of the adverse impacts of the pandemic and its effects on our business, results of operations, or financial condition. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which may present strategy, operational, talent recruiting and retention, and workplace culture challenges that may adversely affect our business.
As public health directives surrounding the pandemic have relaxed, our offices have reopened and we have begun permitting travel and in-person events, taking into consideration government restrictions, employee safety and health risks. Our approach may vary among geographies depending on appropriate health protocols, and may change at any time. Additionally, our efforts to reopen our offices safely may not be successful, could expose our employees to health risks, and could involve additional costs or liability. To the extent our employees are exposed to or become ill with COVID-19, our ability to conduct our operations may be impaired from time to time.
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
As global economic conditions recover from the COVID-19 pandemic, the Ukraine-Russia conflict and the related sanctions, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that COVID-19 could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Conditions will be subject to the effectiveness of government policies, including vaccine mandates, vaccine shortages and administration rates, the emergence of new strains or variants of the virus, and other factors that are not foreseeable. Any of the foregoing could adversely affect our business, financial condition and results of operations.
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
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act, or the Tax Act, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. In addition, the Biden administration and Congress have proposed various changes to the U.S. federal tax regime. Certain of these proposals include, among other things, eliminating or modifying some of the provisions enacted in the Tax Act, a significant increase in the corporate income tax rate, a new alternative minimum tax on book income and changes in the taxation of non-U.S. income. While these proposals have not yet been enacted and it is unclear whether these proposals or similar changes will ultimately ever be enacted, the passage of any legislation as a result of these proposals or any other future changes in U.S. tax laws could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. Moreover, should the scale of our international business activities expand, any changes in the U.S. taxation of such activities or any other changes in applicable non-U.S. tax laws could increase our worldwide effective tax rate and harm our future financial position and results of operations.
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
Our ability to use net operating losses and certain other tax attributes to offset future taxable income and taxes may be subject to limitations.*
As of December 31, 2021, we had federal and state tax net operating loss carryforwards of $341.1 million and $158.4 million, respectively. The federal tax loss carryforwards include $176.8 million that do not expire, but utilization of such tax loss carryforwards is limited to 80% of our taxable income. The remaining federal tax loss carryforwards of $164.3 million and state tax loss carryforwards begin to expire in 2027 and 2023, respectively, unless previously utilized. As of December 31, 2021, we also had federal and California research credit carryforwards of $6.7 million and $6.1 million, respectively. The federal research credit carryforwards begin to expire in 2027 unless previously utilized. The California research credits carry forward indefinitely.
In addition, utilization of net operating losses and research and development credit carryforwards may be subject to limitations due to ownership changes that have occurred or that could occur in the future in accordance with applicable provisions of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law. We may have experienced one or more ownership changes in the past and we may also experience additional ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss or research and development credit carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
The issuance of shares under awards granted under existing or future employee equity benefit plans may cause immediate and substantial dilution to our existing stockholders.*
In order to provide persons who have a responsibility for our management and/or growth with additional incentive, to increase their proprietary interest in our success, and to support and increase our ability to attract and retain individuals of exceptional talent, we maintain multiple equity incentive plans. The total number of shares of our common stock available for the grant of awards under these plans is 9.6 million, 0.3 million and 0.7 million for our 2018 Equity Incentive Plan, as amended, 2018 Employee Stock Purchase Plan and 2020 Inducement Plan, respectively, subject to adjustment, including pursuant to automatic “evergreen” increases in certain of our plans. As of June 30, 2022, we had outstanding equity awards underlying those plans accounting for 5.5 million underlying shares. We may also adopt one or more additional employee equity benefit plans in the future. The issuance of shares under an employee equity benefit plan may result in substantial dilution to the interests of other stockholders. For example on February 15, 2022, our Board of Directors granted our executive officers options to purchase an aggregate of 4.3 million shares of our common stock, which represented approximately 1% of our outstanding shares of common stock based on the 290.1 million shares of common stock outstanding as of July 27, 2022. Accordingly, the issuance of shares under current or future employee equity benefit plans will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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
In the near term, sales of our Saphyr system, the NxClinical software, our consumables and our genome analysis services will depend on levels of research and development spending by clinical research laboratories, academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our technologies and products and adversely affect our business and operating results.*
In the near term, we expect that our revenue from sales of our Saphyr system, NxClinical software, consumables and OGM services will be derived primarily from sales to academic and governmental research institutions, academic and commercial clinical laboratories, as well as biopharmaceutical and contract research companies worldwide for research applications. The demand for our products and technologies will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
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
Our long-term results depend upon our ability to improve existing products and technologies and introduce and market new products and technologies successfully.*
Our business is dependent on the continued improvement of our existing products and technologies and our development of new products and technologies utilizing our current or other potential future technology. As we introduce new products or technologies or refine, improve or upgrade versions of existing products or technologies, we cannot predict the level of market acceptance or the amount of market share these products or technologies will achieve, if any. We cannot assure you that we will not experience material delays in the introduction of new products or technologies in the future.
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
We rely on a single contract manufacturer for our optical genome mapping systems and a single contract manufacturer for our chip consumables. If either of these manufacturers should fail or not perform satisfactorily, our ability to supply these products would be negatively and adversely affected.*
We currently rely on a single contract manufacturer to manufacture and supply all of our OGM-based instruments. See “Business — Key Agreements” in this Quarterly Report on Form 10-Q. In addition, we rely on a single contract manufacturer based in the United States to manufacture and supply all of our chip consumables. Since our contracts with these manufacturers do not commit them to supply quantities beyond the amounts included in our purchase orders, and do not commit them to carry inventory or make available any particular quantities, these contract manufacturers may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. If either of these manufacturers were to be unable to supply instruments or chip consumables, our business would be harmed.
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
During 2021 and the six months ended June 30, 2022, approximately 54% and 59%, respectively, of our revenue was generated from customers located outside of the United States. We believe that a substantial percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:
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
If we are unable to recruit, train, retain, motivate and integrate key personnel, we may not achieve our goals.*
Our future success depends on our ability to recruit, train, retain, motivate and integrate key personnel, including our recently expanded senior management team, as well as our research and development, manufacturing and sales and marketing personnel. Competition for qualified personnel is intense. This competition has become exacerbated by the increase in employee resignations currently taking place throughout the United States as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” We may also experience employee turnover as a result of the ongoing “great resignation.” Our growth depends, in particular, on attracting and retaining highly-trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers and develop new products and technologies. Because of the complex and technical nature of our products and technologies and the dynamic market in which we compete, any failure to attract, train, retain, motivate and integrate qualified personnel could materially harm our operating results and growth prospects. In response to competition, rising inflation rates and labor shortages, we may need to adjust employee cash compensation, which would affect our operating costs and our margins, or equity compensation, which would affect our outstanding share count, causing dilution to existing shareholders and possibly souring investor sentiment, which could in turn make it difficult to achieve our goals.
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
If our information technology systems or data or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.*
We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of our business, we collect, store, use, transmit, disclose, and otherwise process sensitive, proprietary, and confidential information, including intellectual property, trade secrets, financial information, and personal data (including protected health information) (collectively, “Sensitive Data”). We may rely upon third-party service providers and technologies to operate critical business systems to process Sensitive Data in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive data with or from third parties.
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. Moreover, these threats are becoming increasingly difficult to detect, and they come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), “hacktivists,” sophisticated nation-states, and nation-state-supported actors now engage and are expected to continue to engage in attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including as a result of the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (such as through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of Sensitive Data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our software) or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce also poses increased risks to our information technology systems and Sensitive Data, as more of our personnel work from home, utilizing network connections outside our premises. Additionally, past or future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems and Sensitive Data could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products, software and services. We may expend significant resources or modify our business activities in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, or industry-standard or reasonable security measures to protect our information technology systems and Sensitive Data.
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
We are subject to stringent and changing laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruption of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.*
In the ordinary course of business, we collect, store, use, transmit, disclose and otherwise process personal data (including protected health information) and other sensitive information, including proprietary and confidential business data, trade secrets, and intellectual property. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specific requirements relating to the privacy, security, and transmission of individually identifiable health information. As another example, the California Consumer Privacy Act of 2018, or the CCPA, imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, the California Privacy Rights Act of 2020, or the CPRA, which takes effect January 1, 2023, is anticipated to expand the CCPA’s obligations on businesses. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce relevant laws, which could increase the risk of an enforcement action. Other states have also recently enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and take effect in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which, if passed, could further complicate compliance efforts.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing the personal data of individuals. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million euros or 4% of annual global revenue, whichever is greater; or private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
In addition, privacy advocates and industry groups have proposed, and may propose in the future, standards with which we may be legally or contractually bound to comply. For example, we may also be subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We may also rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.
Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border transfers of personal data may change or be invalidated. The more reliant our business is on the ability to effectuate cross-border data transfers, the more impact we may experience in light of any changes in the legal landscape.
We may also be subject to contractual obligations and policies related to data privacy and security. Publication of our privacy policies and other statements regarding data privacy and security may subject us to investigation or enforcement actions by regulators if those policies or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices. We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.
Our data privacy and security obligations are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties on which we rely. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon which we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to, loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.
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
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.*
Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and adverse macroeconomic developments, including without limitation inflation, slowing growth, rising interest rates and recession. A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in decreased demand for our products and services, increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Risks of a prolonged global economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
Additionally, following the recent invasion of Ukraine by Russia, financial markets around the world experienced volatility. In response to the invasion, the United States, United Kingdom and European Union, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity, in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. As the adverse effects of this conflict continue to develop and potentially spread, both in Europe and throughout the rest of the world, our customers may be negatively impacted, which in turn may cause them to delay purchasing decisions and otherwise depress the level of spend conducted by such customers for our products, technologies and services. Further, a weak or declining economy could strain our suppliers, possibly resulting in additional supply disruption. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. We have operations, as well as current and potential new customers throughout Europe. If economic conditions in Europe and other key markets for our products and technologies continue to remain uncertain or deteriorate further, including as a result of COVID-19 or otherwise, we could experience adverse effects on our business, supply chain, partners or customers.
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
•state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; and
•federal, state, local and foreign laws that govern the data privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal data, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.
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
Risks Related to Intellectual Property
If we are unable to protect our intellectual property, it may reduce our ability to maintain any technological or competitive advantage over our competitors and potential competitors, and our business may be harmed.*
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of July 30, 2022, we (directly or through our wholly owned subsidiaries Lineagen, Inc and BioDiscovery, LLC) were the assignee of 29 granted U.S. patents or allowed U.S. patent applications and 22 pending U.S. patent applications. We also were the assignee of approximately 97 pending patent applications and granted patents in particular jurisdictions outside the United States. If we fail to protect and/or maintain our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, and/or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
Risks Related to Ownership of our Securities
The price of our securities has been and may in the future be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment.*
Our stock price has been and may continue to be volatile. The daily closing market price for our common stock has varied significantly in the last 12 months, ranging between a high price of $6.32 on August 6, 2021 and a low price of $1.23 on May 11, 2022. During this time, the price per share of common stock has ranged from an intra-day low of $1.16 per share to an intra-day high of $6.37 per share.
The trading price of our securities is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the risk factors discussed in this section and elsewhere in our Quarterly Report on Form 10-Q, these factors include:
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
•general economic conditions, including economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets; and
•other events or factors, many of which are beyond our control.
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
If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause adverse effects on our business and may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.*
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States. Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.
For the year ended December 31, 2020, we concluded there was a material weakness in our internal control environment over financial reporting because we did not have a sufficient number of resources to support the growth and complexity of our financial reporting requirements. This material weakness contributed to a material weakness in our control activities based on the criteria set forth in the 2013 Framework. Specifically, the design of certain controls did not adequately provide appropriate segregation of duties. The failure to maintain appropriate segregation of duties had a pervasive impact and as such, this deficiency resulted in a risk that could have impacted all financial statement account balances and disclosures and was therefore considered a material weakness. The material weakness did not result in any identified material misstatements to our financial statements, and there were no changes to previously released financial results, and as of December 31, 2021, we concluded that as of such date our controls and procedures were effective at a reasonable assurance level due to the implementation of remediation measures that we undertook.
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
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.*
We have designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal control over financial reporting, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, in connection with our Annual Report on Form 10-K for the period ended December 31, 2021, our independent registered public accounting firm was required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. As of December 31, 2022, we will re-qualify as a “non-accelerated filer” based on the market value of our common stock held by non-affiliates as of June 30, 2022 and revenue for the fiscal year ended December 31, 2021. For as long as we are a non-accelerated filer, we will not be required to obtain an independent assessment of the effectiveness of our internal controls, including in connection with our Annual Report on Form 10-K for the period ending December 31, 2022. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Consequently, if we choose not to obtain an independent assessment, there is a risk that we may not detect problems with our internal controls that otherwise might have been detected.

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
We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies could make our securities less attractive to investors.*
As of June 30, 2021, the market value of our common stock held by non-affiliates exceeded $700.0 million, causing us to no longer qualify as a “smaller reporting company” beginning with our first Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022. However, as of June 30, 2022, the market value of our common stock held by non-affiliates did not exceed $560.0 million and our revenue for the fiscal year ended December 31, 2021 did not exceed $100.0 million. As a result, we once again qualify as a smaller reporting company effective as of this Quarterly Report on Form 10-Q, although we continue to be a large accelerated filer until our next Annual Report on Form 10-K. We will qualify as a smaller reporting company and a non-accelerated filer for our 2023 reporting period, which allows us to immediately take advantage of many exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, but we still expect to incur substantial legal and financial compliance costs. If we choose to avail ourselves of the scaled disclosure requirements applicable to smaller reporting companies, the content of our disclosures may differ from period to period. We may no longer qualify as a smaller reporting company in the future should the market value of our common stock held by non-affiliates as of the end of the second quarter of any given year once again exceed $700.0 million or our revenue as of the end of any fiscal year exceed $100.0 million. There may be further variance in the content of our disclosures if we avail ourselves of the scaled disclosure requirements and subsequently no longer qualify as a smaller reporting company because we would be required provide the full disclosures required of non-smaller reporting companies. We cannot predict if investors will find our securities less attractive because we may rely on these exemptions, which could result in a less active trading market for our securities and increased volatility in the price of our securities.
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
In addition, as of the date of this Quarterly Report on Form 10-Q, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of an aggregate of 36,796,518 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. We also intend to file future registration statements on Form S-8 under the Securities Act registering the issuance of additional shares of common stock as the number of shares that may be issued under certain employee equity benefit plans automatically increase due to “evergreen” provisions. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation, as amended.
3.2 (2)	Amended and Restated Bylaws.
4.1 (3)	Form of Common Stock Certificate
4.2 (3)	Form of Warrant to Purchase Series D-1 Preferred Stock issued to Midcap Financial Trust.
4.3 (3)	Form of Warrant to Purchase Common Stock Issued to Underwriters.
4.4 (3)	Form of Warrant Certificate (included in Exhibit 4.5).
4.5 (3)	Form of Warrant Agent Agreement by and between the Registrant and American Stock Transfer & Trust Company LLC, as warrant agent.
4.6 (4)	Form of Warrant to Purchase Common Stock for Service Providers.
4.7 (5)	Registration Rights Agreement, dated March 14, 2019, by and among the Company and the Innovatus Investors.
4.8 (6)	Form of Warrant to Purchase Common Stock issued to Investors in October 2019 Public Offering.
4.9 (7)	Form of Warrant to Purchase Common Stock issued to Investors in April 2020 Public Offering.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

BIONANO GENOMICS, INC.

Dated: August 4, 2022	By: /s/ R. Erik Holmlin, Ph.D.
R. Erik Holmlin, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 4, 2022	By: /s/ Christopher Stewart
Christopher Stewart
Chief Financial Officer (Principal Financial and Accounting Officer)