Form 10-Q
period 2022-09-30
Bionano Genomics, Inc.
filed 2022-11-03
CIK 1411690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of October 26, 2022, the registrant had 296,924,500 shares of Common Stock ($0.0001 par value) outstanding.

BIONANO GENOMICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIONANO GENOMICS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$28,166,000	$24,571,000
Investments	152,024,000	226,041,000
Accounts receivable, net of allowance for doubtful accounts of $496,000 and $690,000 as of September 30, 2022 and December 31, 2021, respectively	5,829,000	4,934,000
Inventory	25,046,000	12,387,000
Prepaid expenses and other current assets	7,132,000	4,481,000
Total current assets	218,197,000	272,414,000
Property and equipment, net	15,859,000	10,318,000
Operating lease right-of-use assets	6,030,000	6,691,000
Finance lease right-of-use assets, related party	3,759,000	3,926,000
Intangible assets, net	22,585,000	26,842,000
Goodwill	56,466,000	56,160,000
Other long-term assets	802,000	749,000
Total assets	$323,698,000	$377,100,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,407,000	$9,696,000
Accrued expenses	11,742,000	9,694,000
Contract liabilities	976,000	684,000
Operating lease liability	1,784,000	1,467,000
Finance lease liability, related party	288,000	299,000
Contingent consideration	9,303,000	—
Total current liabilities	33,500,000	21,840,000
Operating lease liability, net of current portion	4,694,000	5,288,000
Finance lease liability, net of current portion, related party	3,626,000	3,642,000
Contingent consideration	—	9,066,000
Long-term contract liabilities	136,000	146,000
Total liabilities	41,956,000	39,982,000
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized at September 30, 2022 and December 31, 2021; 296,900,000 and 289,602,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	30,000	29,000
Additional paid-in capital	593,572,000	553,747,000
Accumulated deficit	(310,038,000)	(216,119,000)
Accumulated other comprehensive loss	(1,822,000)	(539,000)
Total stockholders’ equity	281,742,000	337,118,000
Total liabilities and stockholders’ equity	$323,698,000	$377,100,000
See accompanying notes to the unaudited condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Product revenue	$3,606,000	$3,300,000	$10,635,000	$7,845,000
Service and other revenue	3,615,000	1,355,000	8,952,000	3,834,000
Total revenue	7,221,000	4,655,000	19,587,000	11,679,000
Cost of revenue:
Cost of product revenue	3,708,000	2,340,000	11,257,000	5,723,000
Cost of service and other revenue	1,704,000	1,161,000	4,190,000	2,321,000
Total cost of revenue	5,412,000	3,501,000	15,447,000	8,044,000
Operating expenses:
Research and development	12,742,000	6,505,000	35,036,000	13,270,000
Selling, general and administrative	21,216,000	15,327,000	63,275,000	38,683,000
Total operating expenses	33,958,000	21,832,000	98,311,000	51,953,000
Loss from operations	(32,149,000)	(20,678,000)	(94,171,000)	(48,318,000)
Other income (expense):
Interest income	436,000	29,000	737,000	152,000
Interest expense	(73,000)	(2,000)	(223,000)	(873,000)
Gain on forgiveness of Paycheck Protection Program loan	—	—	—	1,775,000
Loss on debt extinguishment	—	—	—	(2,076,000)
Other income (expense)	5,000	(67,000)	(183,000)	(96,000)
Total other income (expense)	368,000	(40,000)	331,000	(1,118,000)
Loss before income taxes	(31,781,000)	(20,718,000)	(93,840,000)	(49,436,000)
Benefit (provision) for income taxes	(28,000)	(35,000)	(79,000)	(50,000)
Net loss	$(31,809,000)	$(20,753,000)	$(93,919,000)	$(49,486,000)
Net loss per share, basic and diluted	$(0.11)	$(0.07)	$(0.33)	$(0.18)
Weighted-average common shares outstanding basic and diluted	289,701,000	280,173,000	286,629,000	274,392,000

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30, 2022
	2022	2021	2022	2021
Net loss:	$(31,809,000)	$(20,753,000)	$(93,919,000)	$(49,486,000)
Other comprehensive loss:
Unrealized gain (loss) on investment securities	236,000	(116,000)	(1,143,000)	(116,000)
Foreign currency translation adjustments	(140,000)	—	(140,000)	—
Other comprehensive loss	$96,000	$(116,000)	$(1,283,000)	$(116,000)
Total comprehensive loss	$(31,713,000)	$(20,869,000)	$(95,202,000)	$(49,602,000)

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2021	189,953,000	$19,000	$178,747,000	$(143,684,000)	$—	$35,082,000
Stock option exercises	102,000	—	333,000	—	—	333,000
Stock-based compensation expense	—	—	371,000	—	—	371,000
Issue common stock, net of issuance costs	78,000,000	8,000	327,478,000	—	—	327,486,000
Issue stock for warrant exercises	10,739,000	1,000	9,392,000	—	—	9,393,000
Net loss	—	—	—	(9,947,000)	—	(9,947,000)
Balance at March 31, 2021	278,794,000	$28,000	$516,321,000	$(153,631,000)	$—	$362,718,000
Stock option exercises	60,000	—	89,000	—	—	89,000
Stock-based compensation expense	—	—	1,758,000	—	—	1,758,000
Issue stock for employee stock purchase plan	150,000	—	65,000	—	—	65,000
Issue stock for warrant exercises	50,000	—	22,000	—	—	22,000
Net loss	—	—	—	(18,786,000)	—	(18,786,000)
Balance at June 30, 2021	279,054,000	$28,000	$518,255,000	$(172,417,000)	$—	$345,866,000
Stock option exercises	209,000	—	242,000	—	—	242,000
Stock-based compensation expense	—	—	2,788,000	—	—	2,788,000
Issue common stock, net of issuance costs	2,178,000	—	13,537,000	—	—	13,537,000
Issue stock for warrant exercises	—	—	1,000	—	—	1,000
Net loss	—	—	—	(20,753,000)	—	(20,753,000)
Other comprehensive income (loss)	—	—	—	—	(116,000)	(116,000)
Balance at September 30, 2021	281,441,000	$28,000	$534,823,000	$(193,170,000)	$(116,000)	$341,565,000

Balance at January 1, 2022	289,602,000	$29,000	$553,747,000	$(216,119,000)	$(539,000)	$337,118,000
Stock option exercises	21,000	—	15,000	—	—	15,000
Stock-based compensation expense	—	—	5,102,000	—	—	5,102,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	65,000	—	—	—	—	—
Net loss	—	—	—	(29,952,000)	—	(29,952,000)
Other comprehensive income (loss)	—	—	—	—	(1,098,000)	(1,098,000)
Balance at March 31, 2022	289,688,000	$29,000	$558,864,000	$(246,071,000)	$(1,637,000)	$311,185,000
Stock option exercises	249,000	—	136,000	—	—	136,000
Stock-based compensation expense	—	—	5,777,000	—	—	5,777,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	(26,000)	—	—	—	—	—
Issue stock for employee stock purchase plan	150,000	—	75,000	—	—	75,000
Net loss	—	—	—	(32,158,000)	—	(32,158,000)
Other comprehensive income (loss)	—	—	—	—	(281,000)	(281,000)
Balance at June 30, 2022	290,061,000	$29,000	$564,852,000	$(278,229,000)	$(1,918,000)	$284,734,000
Stock option exercises	132,000	—	111,000	—	—	111,000

Stock-based compensation expense	—	—	6,059,000	—	—	6,059,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	67,000	—	—	—	—	—
Issue common stock, net of issuance costs	6,640,000	1,000	22,550,000	—	—	22,551,000
Net loss	—	—	—	(31,809,000)	—	(31,809,000)
Other comprehensive income (loss)	—	—	—	—	96,000	96,000
Balance at September 30, 2022	296,900,000	$30,000	$593,572,000	$(310,038,000)	$(1,822,000)	$281,742,000
See accompanying notes to the unaudited condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(93,919,000)	$(49,486,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	6,855,000	1,490,000
Amortization of financing lease right-of-use asset	168,000	—
Amortization of interest on securities	695,000	—
Non-cash lease expense	383,000	—
Non-cash interest expense	—	178,000
Stock-based compensation	16,938,000	4,917,000
Provision for bad debt expense	33,000	—
Change in fair value of contingent consideration	237,000	—
Gain on forgiveness of PPP Loan	—	(1,775,000)
Loss on debt extinguishment	—	2,076,000
Cost of leased equipment sold to customer	204,000	—
Changes in operating assets and liabilities:
Accounts receivable	(1,167,000)	(336,000)
Inventory	(18,121,000)	(10,346,000)
Prepaid expenses and other current assets	(3,439,000)	(2,072,000)
Accounts payable	(1,233,000)	4,945,000
Accrued expenses and contract liabilities	2,067,000	4,104,000
Net cash used in operating activities	(90,299,000)	(46,305,000)
Investing Activities:
BioDiscovery acquisition, return of purchase consideration from escrow	694,000	—
Purchases of property and equipment	(1,055,000)	(344,000)
Purchase of available for sale securities	(63,208,000)	(205,334,000)
Sale and maturity of available for sale securities	135,386,000	20,000,000
Construction in progress	(686,000)	—
Sale of property and equipment	26,000	126,000
Net cash provided by / (used in) investing activities	71,157,000	(185,552,000)
Financing activities:
Repayment of term-loan debt	—	(17,010,000)
Principal payments of financing lease liability	(26,000)	—
Proceeds from sale of common stock	23,128,000	342,712,000
Offering expenses on sale of common stock	(578,000)	(1,704,000)
Proceeds from sale of common stock under employee stock purchase plan	75,000	65,000
Proceeds from warrant and option exercises	262,000	10,081,000
Net cash provided by financing activities	22,861,000	334,144,000
Effect of exchange rates on cash and cash equivalents	(124,000)	—
Net increase in cash and cash equivalents	3,595,000	102,287,000
Cash and cash equivalents at beginning of period	24,571,000	38,449,000
Cash and cash equivalents at end of period	$28,166,000	$140,736,000

Supplemental cash flow disclosures:
Cash paid for interest	$222,000	$490,000
Cash paid for operating lease liabilities	$1,166,000	$660,000
Supplemental disclosure of non-cash investing and financing activities:
Transfer of instruments and servers from inventory to property and equipment, net	$5,500,000	$4,530,000
Property and equipment included in accounts payable	$857,000	$—
Construction in progress included in accounts payable	$106,000	$—

Operating lease liabilities resulting from obtaining right-of-use assets	$517,000	$2,309,000
Forgiveness of PPP Loan	$—	$1,775,000
Stock issued for services	$—	$15,000
Warrant exercise pursuant to cashless exercise	$—	$129,000
See accompanying notes to the unaudited condensed consolidated financial statements

BIONANO GENOMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Basis of Presentation
Description of Business
Bionano Genomics, Inc. (collectively, with its consolidated subsidiaries, the “Company”) is a provider of genome analysis solutions that can enable researchers and clinicians to reveal answers to challenging questions in biology and medicine. The Company’s mission is to transform the way the world sees the genome through optical genome mapping (“OGM”) solutions, diagnostic services and software. The Company offers OGM solutions for applications across basic, translational and clinical research, and for other applications including bioprocessing. Through its Lineagen, Inc. (doing business as Bionano Laboratories, “Bionano Laboratories”) business, the Company also provides diagnostic testing for patients with clinical presentations consistent with autism spectrum disorder and other neurodevelopmental disabilities. Through its BioDiscovery, LLC (“BioDiscovery”) business, the Company also offers an industry-leading, platform-agnostic software solution, which integrates next-generation sequencing and microarray data designed to provide analysis, visualization, interpretation and reporting of copy number variants, single-nucleotide variants and absence of heterozygosity across the genome in one consolidated view.
Basis of Presentation
The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting purposes. The condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, changes in equity, and comprehensive loss and cash flows for each period presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All intercompany transactions and balances have been eliminated. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Reclassifications
Certain amounts reported in prior years have been reclassified to conform with the presentation in the current year. These reclassifications had no effect on the reported results of operations.
Liquidity
As of September 30, 2022, the Company had approximately $28.2 million in cash and cash equivalents, $152.0 million in available for sale investment securities, and working capital of $184.7 million as a result of common stock offerings executed in the quarters ended December 31, 2020, March 31, 2021, September 30, 2021, and September 30, 2022.
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
COVID-19 and Other Geopolitical Events
The Company is subject to additional risks and uncertainties as a result of adverse geopolitical and macroeconomic events, such as the continued impact of COVID-19, the ongoing conflict between Ukraine and Russia and related sanctions, and uncertain market conditions, including higher inflation and supply chain disruptions, which could continue to have a material impact on the Company’s business and financial results. The Company closely monitors and complies with various applicable guidelines and legal requirements in the jurisdictions in which it operates, which may continue to result in reduced business operations in response to new or existing stay-at-home orders, travel restrictions and other social distancing measures. If restrictions related to COVID-19 persist, the Company could see additional supply chain disruptions that impact its ability to produce its products and may cause the Company to make strategic determinations regarding, among other things, the cost and quality of the components and supplies it acquires. The Company may also see negative effects on study enrollment in its ongoing or future studies. At various times throughout the pandemic, the Company has been unable to visit certain customer sites to support installation or service of its OGM systems. The Company’s manufacturing partners, suppliers, and customers, have implemented similar operational reductions. Despite reporting an increase in revenue for the three and nine months ended September 30, 2022 when compared to the same period in 2021, the Company experienced supply chain constraints that negatively impacted the Company’s first, second and third quarter 2021 and 2022 financial results. Given the continued evolution of the COVID-19 pandemic and the related complexities and uncertainties associated with the additional variants, the future effects of COVID-19 are unknown and the Company’s financial results may continue to be negatively affected in the future. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which may present strategy, operational, talent recruiting and retention and workplace culture challenges that may adversely affect its business.
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
During the three and nine months ended September 30, 2022, the Company experienced supply chain challenges, which it largely attributes to the COVID-19 pandemic and the general disruptions from the ongoing conflict between Ukraine and Russia and related sanctions. While neither the COVID-19 pandemic nor the Ukraine-Russia conflict prevented the Company from operating its business during the three and nine months ended September 30, 2022, it experienced increased cost to secure certain component parts in its products and to produce its products at its contract manufacturers. The Company expects these increased costs to remain high as the COVID-19 pandemic, the Ukraine-Russia conflict and their respective effects persist.
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
Significant Accounting Policies
During the three and nine months ended September 30, 2022, there were no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASC 842”) which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. ASC 842 establishes a right-of-use model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. ASC 842 also requires disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard was adopted on January 1, 2021, as the Company lost its status as an Emerging Growth Company effective December 31, 2021, and therefore was required to adopt the standard for the year ending December 31, 2021, using the modified retrospective method. Under this transition method, the Company recognized and measured leases that existed at the adoption date in the audited consolidated balance sheet as of January 1, 2021. In connection with the adoption of ASC 842, the Company elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases. The Company also made accounting policy elections not to apply the recognition requirements under ASC 842 to any short-term leases and to account for each separate lease and associated non-lease components as a single lease component for all the Company’s leases. The adoption of this new accounting standard resulted in increased qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. For further details, see Note 7, Commitments and Contingencies. The adoption of the new standard did not materially impact the Company’s consolidated results of operations.
In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges for Freestanding Equity-Classified Written Call Options to clarify the accounting for modifications or exchanges of equity-classified warrants. The standard is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company’s adoption of this accounting standard on January 1, 2022, did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.
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
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	September 30, 2022	September 30, 2021
Stock options	24,586,000	10,661,000
Unvested restricted stock	3,420,000	—
Warrants	4,356,000	4,361,000
RSUs	163,000	530,000
PSUs	290,000	290,000
Total	32,815,000	15,842,000
3. Revenue Recognition
Revenue by Source

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Instruments	$1,830,000	$1,468,000	$5,873,000	$3,507,000
Consumables	1,776,000	1,832,000	4,762,000	4,338,000
Total product revenue	3,606,000	3,300,000	10,635,000	7,845,000
Service and other	3,615,000	1,355,000	8,952,000	3,834,000
Total revenue	$7,221,000	$4,655,000	$19,587,000	$11,679,000

Revenue by Geographic Location

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	$	%	$	%	$	%	$	%
Americas	$3,679,000	51%	$2,557,000	55%	$9,618,000	49%	$6,419,000	55%
EMEA	1,969,000	27%	1,234,000	27%	6,317,000	32%	3,762,000	32%
Asia Pacific	1,573,000	22%	864,000	18%	3,652,000	19%	1,498,000	13%
Total	$7,221,000	100%	$4,655,000	100%	$19,587,000	100%	$11,679,000	100%

The table above provides revenue from contracts with customers by source and geographic region (based on the customer’s billing address) on a disaggregated basis. Americas consists of North America and South America. EMEA consists of Europe, the Middle East, and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, India and Australia. During the three months ended September 30, 2022, the Company changed the presentation of its revenues from India to be included in the Asia Pacific geographic region. Prior to the three months ended September 30, 2022, the Company had presented revenues from India in the EMEA geographic region. The impact of this change on prior period disclosures is immaterial.
For the three months ended September 30, 2022 and 2021, the United States represented 41.8% and 44.2% of total revenue, respectively. For the three months ended September 30, 2022 and 2021, China represented 13.4% and 17.9% of total revenue, respectively. Additionally, for the three months ended September 30, 2021, Canada represented 10.8% of total revenue. For the nine months ended September 30, 2022 and 2021, the United States represented 41.3% and 50.0% of total revenue, respectively. For the nine months ended September 30, 2022, China represented 13.1% of total revenue. No other countries represented greater than 10% of revenue during the three and nine months ended September 30, 2022 and 2021.
Remaining Performance Obligations
As of September 30, 2022, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $1.1 million. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations. The Company expects to recognize approximately 39.0% of this amount as revenue during the remainder of 2022, 51.5% in 2023, and 9.5% in 2024 and thereafter. Warranty revenue is included in service and other revenue.
The Company recognized revenue of approximately $0.1 million and $0.1 million during the three months ended September 30, 2022 and 2021, respectively, and revenue of approximately $0.6 million and $0.3 million during the nine months ended September 30, 2022 and 2021, respectively, which was included in the contract liability balance at the end of the previous year.
4. Balance Sheet Account Details
Accounts Receivable

	September 30, 2022	December 31, 2021
Accounts receivable, net:
Accounts receivable, trade	$6,325,000	$5,624,000
Less allowance for doubtful accounts	(496,000)	(690,000)
	$5,829,000	$4,934,000

Inventory
The components of inventories are as follows:

	September 30, 2022	December 31, 2021
Inventory:
Raw materials	$5,254,000	$4,649,000
Work in process	7,072,000	1,660,000
Finished goods	12,720,000	6,078,000
	$25,046,000	$12,387,000
Beginning with the third quarter for the year ended December 31, 2022, the Company revised its classification of its inventory between the categories in the table above. The Company has revised the classification for the December 31, 2021 balance sheet.
Intangible Assets
Intangible assets that are subject to amortization consisted of the following for the periods presented:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$1,630,000	$(453,000)	$1,177,000	$1,630,000	$(210,000)	$1,420,000
Customer relationships	3,950,000	(972,000)	2,978,000	3,950,000	(378,000)	3,572,000
Developed technology	22,800,000	(4,370,000)	18,430,000	22,800,000	(950,000)	21,850,000
Intangibles, net	$28,380,000	$(5,795,000)	$22,585,000	$28,380,000	$(1,538,000)	$26,842,000
Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2022	December 31, 2021
Compensation expenses	$6,756,000	$4,529,000
Goods received not invoiced	1,805,000	1,073,000
Customer deposits	6,000	826,000
Taxes payable	763,000	677,000
Insurance	970,000	1,011,000
Accrued royalties	82,000	288,000
Warranty liabilities	337,000	175,000
Accrued clinical study fees	196,000	1,000
Other	827,000	1,114,000
Total	$11,742,000	$9,694,000
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
Innovatus Loan and Security Agreement
In May 2021, the outstanding term loan with Innovatus (“Innovatus LSA”) was paid in full, including all accrued interest, the end of term fee, and a prepayment fee for a total of approximately $17.0 million. Interest expense recognized during the nine months ended September 30, 2021 totaled approximately $0.9 million.

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
Shelf Registration Statements; Ladenburg and Cowen At-the-Market Facilities
In August 2020, the Company filed a shelf registration statement on Form S-3 with the SEC covering the offering, issuance and sale of up to $125 million of the Company’s securities, including up to $40 million of common stock, pursuant to an At Market Issuance Sales Agreement, with Ladenburg Thalmann & Co. Inc. acting as sales agent (the “Ladenburg ATM”). During October 2020 through January 2021, the Company sold approximately 33.3 million shares of common stock under the Ladenburg ATM and received net proceeds of $38.0 million after deducting aggregate offering costs. The Company terminated the Ladenburg ATM in March 2021.
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
On March 23, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) which provides for the sale, in the Company’s sole discretion, of shares of common stock having an aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal (the “Cowen ATM”). The Company agreed to pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. In August and September 2021, the Company sold approximately 2.3 million shares of common stock under the Cowen ATM at an average share price of $6.15 per share, and received gross proceeds of approximately $13.9 million before deducting offering costs of $0.6 million. In August 2022, the Company sold approximately 6.6 million shares of common stock under the Cowen ATM at an average share price of $3.46 per share, and received gross proceeds of approximately $23.1 million before deducting offering costs of $0.6 million.
Stock Warrants
A summary of the Company’s warrant activity during the nine months ended September 30, 2022 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	4,356,000	$5.96	1.76	$785,000
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at September 30, 2022	4,356,000	$5.96	1.01	$397,000

Stock Options
A summary of the Company’s stock option activity during the nine months ended September 30, 2022 was as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	12,765,000	$4.97	8.9	$7,891,000
Granted	14,329,000	2.12	—	—
Exercised	(402,000)	0.66	—	362,000
Canceled	(2,106,000)	4.83	—	—
Outstanding at September 30, 2022	24,586,000	$3.39	8.89	$3,876,000
Vested and exercisable at September 30, 2022	6,248,000	$3.82	7.98	$2,288,000
For the three months ended September 30, 2022, the weighted-average grant date fair value of stock options granted was $1.43 per share. For the nine months ended September 30, 2022, the weighted-average grant date fair value of stock options granted was $1.34 per share.
Stock-Based Compensation
The Company recognized stock-based compensation expense for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$3,606,000	$745,000	$10,401,000	$1,209,000
General and administrative	2,453,000	2,043,000	6,537,000	3,708,000
Total stock-based compensation expense	$6,059,000	$2,788,000	$16,938,000	$4,917,000
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants during the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	3.1%	0.9%	2.2%	1.1%
Expected volatility	71.0%	71.4%	70.3%	78.3%
Expected term (in years)	6.1	6.0	6.0	6.0
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Restricted Stock
Restricted Stock
A restricted stock award in the amount of 5.0 million shares with a grant date fair value of $5.20 a share was granted as part of the acquisition of BioDiscovery. One-third of the Restricted Shares will vest on October 18, 2022 and one-twelfth of the Restricted Shares shall vest every three months following October 18, 2022, subject to continuous service of a key employee. The weighted average remaining contractual term for the restricted stock is 2.1 years as of September 30, 2022. The fair value of the restricted stock award is based on the market value of common stock as of the date of grant and is amortized to expense over the respective vesting period or the service period.
On October 4, 2022, the restricted stock award was modified due to the change in employment status of the key employee from full time to emeritus. As a result of the modification, the restricted stock award vested in full on October 4, 2022. The award was revalued on the modification date, resulting in a modified grant date fair value of $2.04 a share.
Restricted Stock Units and Performance Stock Units
The following table summarizes restricted share unit (“RSU”) activity during the nine months ended September 30, 2022:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2022	361,000	$4.74
Granted	—	—
Released	(198,000)	4.74
Forfeited	—	—
Outstanding at September 30, 2022	163,000	$4.74
The total intrinsic value of the RSUs that vested during the nine months ended September 30, 2022 was $0.9 million, determined as of the date of vesting. The weighted average remaining contractual term for the RSUs is 0.6 years as of September 30, 2022.
The following table summarizes performance share unit (“PSU”) activity during the nine months ended September 30, 2022:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2021	290,000	$4.74
Granted	—	—
Released	—	—
Forfeited	—	—
Outstanding at September 30, 2022	290,000	$4.74
The weighted average remaining contractual term for the PSUs is 2.6 years as of September 30, 2022.
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
7. Commitments and Contingencies
The Company discounts its lease payments using its incremental borrowing rate as of the commencement of the lease. The Company has determined a weighted-average discount rate of 7% as of September 30, 2022 and December 31, 2021.
The operating lease right-of-use asset and operating lease liability as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	$6,030,000	$6,691,000

Operating lease liability
Current	1,784,000	1,467,000
Non-current	4,694,000	5,288,000
Total operating lease liability	$6,478,000	$6,755,000
For the three and nine months ended September 30, 2022, the Company recorded $0.5 million and $1.5 million, respectively, in expense related to operating leases, including amortized tenant improvement allowances. For the three and nine months ended

September 30, 2021, the Company recorded $0.3 million and $0.8 million respectively, in expense related to operating leases, including amortized tenant improvement allowances.
The finance lease right-of-use asset and finance lease liability as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Finance lease right-of-use assets	$3,759,000	$3,926,000

Finance lease liability
Current	288,000	299,000
Non-current	3,626,000	3,642,000
Total finance lease liability	$3,914,000	$3,941,000
For the three and nine months ended September 30, 2022, the Company recorded $0.1 million and $0.4 million, respectively, in expense related to its finance lease. The Company did not hold a finance lease as of September 30, 2021.
The future minimum payments under non-cancellable operating and finance leases as of September 30, 2022, are as follows:

	Operating Leases	Finance Lease
Remainder of 2022	$518,000	$79,000
2023	2,149,000	322,000
2024	2,219,000	330,000
2025	2,305,000	338,000
2026	232,000	347,000
Thereafter	—	5,948,000
Total future lease payments	7,423,000	7,364,000
Less: imputed interest	(945,000)	(3,450,000)
Total lease liabilities	$6,478,000	$3,914,000
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
Contingent Consideration
See Note 9 to our unaudited condensed consolidated financial statements for a discussion of the contingent consideration liability.
8. Acquisitions
BioDiscovery Acquisition
In October 2021, the Company completed the acquisition of BioDiscovery, LLC, for a combination of approximately $52.3 million in cash, $40.0 million in shares of Company common stock, and $10.0 million in cash payable based on the achievement of certain milestones. Of the $40.0 million in shares of Company common stock, approximately $26.0 million is subject to vesting based on continuous service. See Note 6 to our unaudited condensed consolidated financial statements for a discussion of the restricted stock vesting terms and accounting treatment.
The purchase price allocation for the acquisition of BioDiscovery is preliminary and subject to revision as additional information about the fair value of assets and liabilities becomes available. As permitted under ASC 805, the Company is allowed a measurement period, which may not exceed one year, in which to complete its accounting for the acquisition. During the first quarter of 2022, the Company recorded an increase to the value of acquired contract liabilities in the amount of $0.1 million, with the offset recorded to goodwill. During the three months ended September 30, 2022, the Company recorded an increase to the value of acquired contract liabilities in the amount of $0.2 million, with the offset recorded to goodwill. The purchase price is still subject to adjustment for the final determination of deferred and current tax assets and liabilities.
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
The total purchase price was allocated to BioDiscovery’s tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded as goodwill, as follows:

Cash and cash equivalents	$3,205,000
Accounts receivable	1,782,000
Right-of-use assets	3,987,000
Other assets	213,000
Intangible assets	26,800,000
Goodwill	49,294,000
Accounts payable and other accrued liabilities	(193,000)
Right-of-use liabilities (short-term and long-term)	(3,987,000)
Deferred tax liability	(5,777,000)
Contract liabilities	(568,000)
Net assets acquired	$74,756,000
The acquisition date fair values of identifiable intangible assets acquired are as follows:

Customer relationships	$3,000,000
Developed technology	22,800,000
Tradename	1,000,000
Fair value of identifiable intangible assets	$26,800,000
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

	Nine Months Ended September 30,	Three Months Ended September 30,
	2021	2021
Revenue	$15,986,000	$6,519,000
Net loss	(51,390,000)	(20,911,000)
Basic and diluted net loss per share	$(0.19)	$(0.07)
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Commercial paper	$48,349,000	$—	$48,349,000	$—
Corporate notes/bonds	95,695,000	—	95,695,000	—
Securities of government sponsored entities	7,980,000	—	7,980,000	—
Total investments:	$152,024,000	$—	$152,024,000	$—
Money market funds	$12,578,000	$12,578,000	$—	$—
Liabilities:
Contingent consideration	$9,303,000	$—	$—	$9,303,000

	December 31, 2021
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Commercial paper	$100,860,000	$—	$100,860,000	$—
Corporate notes/bonds	125,181,000	—	125,181,000	—
Total investments:	$226,041,000	$—	$226,041,000	$—
Money market funds	$11,126,000	$11,126,000	$—	$—
Liabilities:
Contingent consideration	$9,066,000	$—	$—	$9,066,000
Money Market Funds are classified as cash equivalents on the balance sheet. As of September 30, 2022 and December 31, 2021, the Company held 51 and 57 securities in an unrealized loss position, respectively.
As of September 30, 2022 and December 31, 2021, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. The credit ratings of the securities held remain of high quality, and the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. As such, the Company has not recognized any impairment in its financial statements related to its available for sale investment securities.
The fair value of the contingent consideration liability is reassessed on a quarterly basis using the income approach. Assumptions used to estimate the acquisition date fair value of the contingent consideration include the probability of achieving certain milestones and a discount rate of 3%. The fair value measurement of the contingent consideration is based on significant inputs not observed in the market (Level 3 inputs). The Company determined the fair value of the milestone consideration using a scenario-based technique, as the trigger for payment is event driven. The outcome of the milestone consideration is binary, meaning the milestone is either achieved or not achieved, and the only other variable factor is the timing of when the milestone is achieved. The Company determined it is highly likely that the milestone will be achieved and therefore used a 95% probability factor which is applied to the $10.0 million milestone consideration. The change in fair value of the contingent consideration during the three and nine month period ended September 30, 2022 was due to the passage of time. During the nine months ended September 30, 2022, the milestone consideration liability was reclassified from non-current liabilities to current liabilities.
Changes in estimated fair value of contingent consideration liability in the nine months ended September 30, 2022 is as follows:

Contingent Consideration Liability (Level 3 Measurement)
Balance as of January 1, 2022	$9,066,000
Liability recorded as a result of current period acquisition	—
Change in estimated fair value, recorded in selling, general and administrative expenses	237,000
Cash payments	—
Balance as of September 30, 2022	$9,303,000

As of September 30, 2022, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities:

	Commercial Paper		Corporate Notes/Bonds		Securities of Government Sponsored Entities
	Amortized Cost	Unrealized gains (losses)	Amortized Cost	Unrealized gains (losses)	Amortized Cost	Unrealized gains (losses)
Less than 1 year	$48,477,000	$(128,000)	$78,864,000	$(1,220,000)	$5,993,000	$(2,000)
Due after one year through five years	—	—	18,376,000	(325,000)	1,997,000	(8,000)
Total	$48,477,000	$(128,000)	$97,240,000	$(1,545,000)	$7,990,000	$(10,000)

As of December 31, 2021, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities:

	Commercial Paper		Corporate Notes/Bonds		Securities of Government Sponsored Entities
	Amortized Cost	Unrealized loss	Amortized Cost	Unrealized loss	Amortized Cost	Unrealized gains (losses)
Less than 1 year	$100,929,000	$(69,000)	$41,173,000	$(61,000)	$—	$—
Due after one year through five years	—	—	84,478,000	(409,000)	—	—
Total	$100,929,000	$(69,000)	$125,651,000	$(470,000)	$—	$—

Included in interest income for the three-month period ended September 30, 2022 was interest income related to the Company’s available for sale securities of $0.4 million. Included in interest income for the nine-month period ended September 30, 2022 was interest income related to the Company’s available for sale securities of $0.7 million. All available for sale securities are classified as current assets, even if the maturity when acquired by the Company is greater than one year due to the ability to liquidate within the next 12 months.
10. Related Party Transactions
Through the acquisition of BioDiscovery in October 2021, the Company inherited a building lease with a landlord owned by BioDiscovery’s former Director and Chief Executive Officer, who served as the Company’s Chief Informatics Officer from the date of the acquisition through October 2022, and now serves as Chief Informatics Officer, Emeritus. The Company recorded $0.1 million in finance lease costs related to this lease for the three-month period ended September 30, 2022. The Company recorded $0.4 million in finance lease costs related to this lease for the nine-month period ended September 30, 2022.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, or our Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 1, 2022. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Bionano Genomics, Inc. and its subsidiaries or, as the context may require, Bionano Genomics, Inc. only.
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
Overview
We are a provider of genome analysis solutions that can enable researchers and clinicians to reveal answers to challenging questions in biology and medicine. Our mission is to transform the way the world sees the genome through optical genome mapping, or OGM, solutions, diagnostic services and software. We offer OGM solutions for applications across basic, translational and clinical research, and for other applications including bioprocessing. Through our Lineagen, Inc. (doing business as Bionano Laboratories, “Bionano Laboratories”) business, we also provide diagnostic testing for patients with clinical presentations consistent with autism spectrum disorder and other neurodevelopmental disabilities. Through our BioDiscovery, LLC, or BioDiscovery, business, we also offer an industry-leading, platform-agnostic software solution, which integrates next-generation sequencing and microarray data designed to provide analysis, visualization, interpretation and reporting of copy number variants, single-nucleotide variants and absence of heterozygosity across the genome in one consolidated view.
We expect to see OGM adoption in cytogenomics, discovery research and cell bioprocessing quality control. Within cytogenetics and molecular pathology, we estimate the number of cytogenetic labs on a worldwide basis to be approximately 6,000 and the number of samples being analyzed on a worldwide basis to be approximately 4.2 million per year. We estimate there are approximately 15,000 sequencers installed worldwide, each representing an opportunity to add OGM. Based on these estimates, we believe the economic potential for OGM in these markets is currently in the range of $2.8-4.2 billion annually. We have also identified several potential future market opportunities including newborn screening, population genomics, and neurological and cardiological risk assessment. Together with cell bioprocessing quality control, we estimate these markets represent an additional $4.0 billion of opportunity for OGM.
We have incurred losses in each year since our inception. Our net loss was $31.8 million and $93.9 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, we had an accumulated deficit of $310.0 million.

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
•Grew our installed base to 217 as of September 30, 2022, an increase of approximately 54% from a total installed base of 141 as of September 30, 2021. Installed base represents the global number of Saphyr instruments installed at end-customer locations and therefore having the technology to process OGM.
•Sold 3,975 flowcells in the three-month period ended September 30, 2022, which is comparable to the 3,969 flowcells sold during the same quarter of 2021. Flowcells sold in the nine-month period ended September 30, 2022 totaled 10,594, compared to 9,314 sold in the nine-month period ended September 30, 2021. The Saphyr cartridge is the consumable that packages nanochannel arrays for DNA linearization. In its current form, the Saphyr cartridge has two configurations - one with two flowcells per cartridge and the other with three flowcells per cartridge. Flowcells sold refers to the units of genome mapping consumables used for analyzing one genome, purchased by customers to process optical genome mapping.
•We analyzed 369 samples in our Saphyr service lab during the quarter ended September 30, 2022, compared to 309 samples analyzed in the same quarter in 2021.
•In the cytogenomics and molecular pathology markets, several sites in the United States have introduced OGM based laboratory developed tests (LDTs,), have obtained proprietary laboratory analyses (PLA) codes and have established pricing for those codes. In addition, the 2022 Gapfill Final Recommendations were released by the Center for Medicare and Medicaid Services (CMS) for use in constitutional genetic testing. These include reimbursements of $1,263.53 for two OGM PLA codes and reimbursement of $6,739.33 for another OGM PLA code. These mark the first time in the United States that a payor has assigned reimbursement amounts for OGM in a Clinical Diagnostic Laboratory Fee Schedule. There are also multiple sites in Europe that have validated OGM LDTs and are receiving reimbursement through the local healthcare systems.
COVID-19 and Other Geopolitical Events
We are subject to additional risks and uncertainties as a result of adverse geopolitical and macroeconomic events, such as the the continued impact of COVID-19, the ongoing conflict between Ukraine and Russia and related sanctions, and uncertain market conditions, including higher inflation and supply chain disruptions, which could continue to have a material impact on our business and financial results.
We closely monitor and comply with various applicable guidelines and legal requirements in the jurisdictions in which we operate, which may continue to result in reduced business operations in response to new or existing stay-at-home orders, travel restrictions and other social distancing measures. If restrictions related to COVID-19 persist, we could see additional supply chain disruptions that impact our ability to produce our products and may cause us to make strategic determinations regarding, among other things, the cost and quality of the components and supplies we acquire. We may also see negative effects on enrollment in our ongoing or future clinical studies. At various times throughout the pandemic, we have been unable to visit certain customer sites to support installation or service our OGM systems. Our manufacturing partners, suppliers, and customers, have implemented similar operational reductions. This overall reduction in activity has contributed to a decrease in sales which negatively impacted the Company’s financial results in the first, second and third quarters of 2021 and 2022. Given the continued evolution of the COVID-19 pandemic and the related complexities and uncertainties associated with the additional variants, the future effects of COVID-19 are unknown and our financial results may continue to be negatively affected in the future. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which may present strategy, operational, talent recruiting and retention and workplace culture challenges that may adversely affect our business.
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
During the three and nine months ended September 30, 2022, we experienced supply chain challenges, which we largely attribute to the COVID-19 pandemic and the general disruptions resulting from the ongoing conflict between Ukraine and Russia and related sanctions. While neither the COVID-19 pandemic nor the Ukraine-Russia conflict prevented us from operating our business during the three and nine months ended September 30, 2022, we experienced increased cost to secure certain component parts in our products and to produce our products at our contract manufacturers. We expect these increased costs to remain high as the COVID-19 pandemic, the Ukraine-Russia conflict and their respective effects persist. As global economic conditions recover from the COVID-19 pandemic, the Ukraine-Russia conflict and the related sanctions, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. For instance, product demand may be reduced due to an economic recession, a decrease in corporate capital expenditures, prolonged unemployment, rising inflation rates, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic events, or any similar negative economic condition. Further, the travel restrictions on our business have limited our ability to support our global and domestic operations, including providing installation and training and customer service, which has and may continue to slow the pace of our commercial strategy, sales and marketing efforts. These negative effects could have a material impact on our operations, business, earnings, and liquidity.
Financial Overview
Revenue
We generate product revenue from sales of our instruments and consumables. We currently sell our products for research use only applications and our customers are primarily laboratories associated with academic and governmental research institutions, academic and commercial clinical laboratories, as well as pharmaceutical, biotechnology and contract research companies. In addition, we provide instruments to certain customers under our reagent rental program, under which we provide an instrument to customers at no cost and the customers agree to purchase minimum quantities of consumables. Consumable revenue consists of sales of reagents and chips necessary to process a sample. We generate service revenue from the sale of diagnostic testing services for those with autism spectrum disorder and other neurodevelopmental disabilities through Bionano Laboratories, as well as services performed related to customer sample evaluations using the Saphyr system. We also generate service revenue through BioDiscovery’s NxClinical™ software, which provides customers with solutions for analysis, interpretation and reporting of genomics data. Other revenue consists of warranty and other service-based revenue, including support, repair and maintenance services.
The following table presents our revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenue	$3,606,000	$3,300,000	$10,635,000	$7,845,000
Service and other revenue	3,615,000	1,355,000	8,952,000	3,834,000
Total	$7,221,000	$4,655,000	$19,587,000	$11,679,000

1 Includes $1.8 million and $4.0 million of revenue generated from BioDiscovery during the three and nine months ended September 30, 2022, respectively.

The following table reflects total revenue by geography and as a percentage of total revenue, based on the billing address of our customers. Americas consists of North America and South America. EMEA consists of Europe, the Middle East, and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, India and Australia.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	$	%	$	%	$	%	$	%
Americas	$3,679,000	51%	$2,557,000	55%	$9,618,000	49%	$6,419,000	55%
EMEA	1,969,000	27%	1,234,000	27%	6,317,000	32%	3,762,000	32%
Asia Pacific	1,573,000	22%	864,000	18%	3,652,000	19%	1,498,000	13%
Total	$7,221,000	100%	$4,655,000	100%	$19,587,000	100%	$11,679,000	100%
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

Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table sets forth our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Period-to-Period Change
	2022	2021	$	%
Revenues:
Product revenue	$3,606,000	$3,300,000	$306,000	9%
Service and other revenue	3,615,000	1,355,000	2,260,000	167%
Total revenue	7,221,000	4,655,000	2,566,000	55%
Cost of revenue:
Cost of product revenue	3,708,000	2,340,000	1,368,000	58%
Cost of other revenue	1,704,000	1,161,000	543,000	47%
Total cost of revenue	5,412,000	3,501,000	1,911,000	55%
Operating expenses:
Research and development	12,742,000	6,505,000	6,237,000	96%
Selling, general and administrative	21,216,000	15,327,000	5,889,000	38%
Total operating expenses	33,958,000	21,832,000	12,126,000	56%
Loss from operations	(32,149,000)	(20,678,000)	(11,471,000)	55%
Other income (expenses):
Interest income	436,000	29,000	407,000	1,403%
Interest expense	(73,000)	(2,000)	(71,000)	3,550%
Other income (expenses)	5,000	(67,000)	72,000	(107)%
Total other income (expenses)	368,000	(40,000)	408,000	(1,020)%
Loss before income taxes	(31,781,000)	(20,718,000)	(11,063,000)	53%
Provision for income taxes	(28,000)	(35,000)	7,000	(20)%
Net loss	$(31,809,000)	$(20,753,000)	$(11,056,000)	53%
Revenue
Total revenue increased by $2.6 million, or 55%, to $7.2 million for the three months ended September 30, 2022 compared to $4.7 million for the same period in 2021. The increase in product sales was driven by increased demand for our Saphyr OGM solutions, including an increase in instrument installed base (54%) when compared to the same period last year. The increased demand for our reagent rental program continues to drive a significant portion of the increase in consumable sales. We believe increased demand for our OGM systems was primarily driven by increased market awareness and additional published data demonstrating the utility of OGM. While not immune to the negative effects caused by geopolitical and macroeconomic events, such as COVID-19, we expect revenue to increase as market awareness and published data of OGM utility increases. The increase in service and other revenue was primarily driven by $1.8 million in revenues generated by our BioDiscovery subsidiary, which was acquired in October 2021, as well as by increased volume through the Bionano Laboratories sample analysis business.
Cost of Revenue
Cost of revenue increased by $1.9 million, or 55%, to $5.4 million for the three months ended September 30, 2022 compared to $3.5 million for the same period in 2021. During the three months ended September 30, 2022, gross margin was 25%, compared to 25% during the same period in 2021. Gross margin for the three months ended September 30, 2022 improved compared to gross margin for the first and second quarters of 2022, which were 15% and 22%, respectively. The improvement in gross margin was primarily due to improvements in chip yield during the second and third quarters of 2022, as well as an increase in high-margin software revenues from BioDiscovery. Cost of product revenue increased primarily due to increased instrument and flowcell sales volume, but was also negatively impacted by unfavorable flowcell yields in the production cycle, which is in part attributable to COVID-19. Our gross margins for the three months ended September 30, 2022 were affected by the unfavorable flowcell yields in the production cycle which led to increased scrap and quality control costs. If we are unable to solve the unfavorable flowcell yield issue, it could lead to lower gross margins in future periods. Cost of service and other revenue increased primarily due to increased maintenance and service costs on our increased installed base, as well as increased service expenses related to our laboratory services. We expect cost of product and service and other revenue to continue to increase as we continue to increase our installed base and the number of customers purchasing laboratory services
Research and Development Expenses
Research and development, or R&D, expenses increased by $6.2 million, or 96%, to $12.7 million for the three months ended September 30, 2022 compared to $6.5 million for the same period in 2021. The increase is primarily due to a $5.4 million increase in compensation expenses, of which $2.9 million relates to stock-based compensation expense, and an increase of $0.5 million in product development costs. The increase in compensation expense is primarily driven by increased headcount. We anticipate future additions to our development teams as well as continued increases to our product development costs and, thus, future increases to R&D expenses.
We expect R&D expenses to increase in the remainder of 2022 relative to 2021 as we have added headcount in order to support our efforts to develop more scalable and efficient manufacturing workflows, expand the utility of Saphyr, and develop the next versions of OGM products – including integration of OGM data into our NxClinical software.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $5.9 million, or 38%, to $21.2 million for the three months ended September 30, 2022 compared to $15.3 million for the same period in 2021. The increase is primarily due to a $4.1 million increase in compensation expenses, of which $0.4 million relates to stock-based compensation, a $1.4 million increase in amortization of intangibles related to the acquisition of BioDiscovery, a $0.2 million increase in marketing expenses, and a $0.4 million increase in other headcount-related expenses. The increase in compensation expense is driven primarily by increased headcount. This is due to growth in our global sales, service, and back-office teams to facilitate the expanding customer base, as well as headcount additions attributed to the acquisition of BioDiscovery. We anticipate headcount additions to our global sales, service and back-office teams in the coming 12 months. While we expect headcount to continue to grow, we anticipate that headcount will grow at a slower pace than the trailing twelve months. Other headcount-related expenses included the cost of recruiting, temporary employment, and facilities expenses incurred in order to support increased product demand.
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
Interest Income
Interest income was $0.4 million for the three months ended September 30, 2022, as compared to $0.03 million for the same period in 2021 resulting from positive returns on investments. We did not hold available for sale securities until August 2021. Our total available for sale securities balance was $152.0 million as of September 30, 2022.

Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table sets forth our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Period-to-Period Change
	2022	2021	$	%
Revenues:
Product revenue	$10,635,000	$7,845,000	$2,790,000	36%
Service and other revenue	8,952,000	3,834,000	5,118,000	133%
Total revenue	19,587,000	11,679,000	7,908,000	68%
Cost of revenue:
Cost of product revenue	11,257,000	5,723,000	5,534,000	97%
Cost of other revenue	4,190,000	2,321,000	1,869,000	81%
Total cost of revenue	15,447,000	8,044,000	7,403,000	92%
Operating expenses:
Research and development	35,036,000	13,270,000	21,766,000	164%
Selling, general and administrative	63,275,000	38,683,000	24,592,000	64%
Total operating expenses	98,311,000	51,953,000	46,358,000	89%
Loss from operations	(94,171,000)	(48,318,000)	(45,853,000)	95%
Other income (expenses):
Interest income	737,000	152,000	585,000	385%
Interest expense	(223,000)	(873,000)	650,000	(74)%
Loss on debt extinguishment	—	(2,076,000)	2,076,000	(100)%
Gain on forgiveness of Paycheck Protection Program Loan	—	1,775,000	(1,775,000)	(100)%
Other income (expenses)	(183,000)	(96,000)	(87,000)	91%
Total other income (expenses)	331,000	(1,118,000)	1,449,000	(130)%
Loss before income taxes	(93,840,000)	(49,436,000)	(44,404,000)	90%
Provision for income taxes	(79,000)	(50,000)	(29,000)	58%
Net loss	$(93,919,000)	$(49,486,000)	$(44,433,000)	90%
Revenue
Total revenue increased by $7.9 million, or 68%, to $19.6 million for the nine months ended September 30, 2022 compared to $11.7 million for the same period in 2021. The increase in product sales was driven by increased demand for our Saphyr OGM solutions, including an increase in instrument installed base (54%) and flowcell units sold (14%), when compared to the same period last year. The increased demand for our reagent rental program continues to drive a significant portion of the increase in consumable sales. We believe increased demand for our OGM systems was primarily driven by increased market awareness and additional published data demonstrating the utility of OGM. While not immune to the negative effects caused by geopolitical and macroeconomic events, such as COVID-19, we expect revenue to increase as market awareness and published data of OGM utility increases. The increase in service and other revenue was primarily driven by $4.0 million in revenues generated by our BioDiscovery subsidiary, which was acquired in October 2021, as well by increased volume through the Bionano Laboratories sample analysis business.
Cost of Revenue
Cost of revenue increased by $7.4 million, or 92%, to $15.4 million for the nine months ended September 30, 2022 compared to $8.0 million for the same period in 2021. Cost of product revenue increased primarily due to increased instrument and flowcell sales volume, but was also negatively impacted by unfavorable flowcell yields in the production cycle, which is in part attributable to COVID-19. Our gross margins for the nine months ended September 30, 2022 were affected by the unfavorable flowcell yields in the production cycle which led to increased scrap and quality control costs during the first half of 2022. If we are unable to solve the unfavorable flowcell yield issue, it could lead to lower gross margins in future periods. Cost of service and other revenue increased primarily due to increased maintenance and service costs on our increased installed base, as well as increased service expenses related to our laboratory services. We expect cost of product and service and other revenue to continue to increase as we continue to increase our installed base and the number of customers purchasing laboratory services.

Research and Development Expenses
R&D expenses increased by $21.8 million, or 164%, to $35.0 million for the nine months ended September 30, 2022 compared to $13.3 million for the same period in 2021. The increase is primarily due to a $17.0 million increase in compensation expenses, of which $9.2 million relates to stock-based compensation expense, and an increase of $4.2 million in product development costs. The increase in compensation expense is primarily driven by increased headcount. We anticipate future additions to our development teams as well as continued increases to our product development costs and, thus, future increases to R&D expenses.
We expect R&D expenses to increase in the remainder of 2022 relative to 2021 as we have added headcount in order to support our efforts to develop more scalable and efficient manufacturing workflows, expand the utility of Saphyr, and develop the next versions of OGM products – including integration of OGM data into our NxClinical software.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $24.6 million, or 64%, to $63.3 million for the nine months ended September 30, 2022 compared to $38.7 million for the same period in 2021. The increase is primarily due to a $13.9 million increase in compensation expenses, of which $2.8 million relates to stock-based compensation, a $4.2 million increase in amortization of intangibles related to the acquisition of BioDiscovery, a $2.1 million increase in marketing expenses, and a $1.2 million increase in other headcount-related expenses. The increase in compensation expense is driven primarily by increased headcount. This is due to growth in our global sales, service, and back-office teams to facilitate the expanding customer base, as well as headcount additions attributed to the acquisition of BioDiscovery. We anticipate headcount additions to our global sales, service and back-office teams in the coming 12 months. While we expect headcount to continue to grow, we anticipate that headcount will grow at a slower pace than the trailing twelve months. Other headcount-related expenses included the cost of recruiting, temporary employment, and facilities expenses incurred in order to support increased product demand.
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
Interest Expense
Interest expense decreased by $0.7 million, or 74%, to $0.2 million for the nine months ended September 30, 2022 compared to $0.9 million for the same period in 2021, driven by us paying off the outstanding principal balance of our outstanding term loan under the Innovatus LSA during the nine months ended September 30, 2021.
Interest Income
Interest income was $0.7 million for the nine months ended September 30, 2022, as compared to $0.2 million for the same period in 2021 resulting from positive returns on investments. We did not hold available for sale securities until August 2021. Our total available for sale securities balance was $152.0 million as of September 30, 2022.
Loss on debt extinguishment
A loss on debt extinguishment of $2.1 million was recognized during the nine months ended September 30, 2021 in connection with our payment in full of the term loan under the Innovatus LSA, including all accrued interest, an end of term fee, a prepayment fee, and write-off of unamortized debt issuance costs.
Gain on forgiveness of Paycheck Protection Program loan
A gain on forgiveness of our Paycheck Protection Program loan, or PPP Loan, of $1.8 million was recognized during the nine months ended September 30, 2021 in connection with the forgiveness of the PPP Loan in full, including all accrued interest.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred net losses and negative cash flows from operations. We have primarily generated cash flows from sales of equity securities and debt financings. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments, borrowings from credit facilities and revenue from our commercial operations. Revenue from our commercial operations has increased due to increased demand for our product offerings and our acquisition of revenue-positive BioDiscovery. See Note 6 to our unaudited condensed consolidated financial statements for a discussion of our recent equity activity included elsewhere in this Quarterly Report on Form 10-Q for more information. We incurred net losses of $93.9 million and $49.5 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $310.0 million, cash and cash equivalents of $28.2 million, and available for sale investment securities of $152.0 million. As of December 31, 2021, we had an accumulated deficit of $216.1 million, cash and cash equivalents of $24.6 million, and available for sale investment securities of $226.0 million.
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
Cash Flows
The following table sets forth the cash flow from operating, investing and financing activities for the periods presented:

Net cash provided by (used in):	Nine Months Ended September 30,
	2022	2021

Operating activities	$(90,299,000)	$(46,305,000)
Investing activities	71,157,000	(185,552,000)
Financing activities	22,861,000	334,144,000
Operating Activities
We derive cash flows from operations primarily from the sale of our products and services. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses to support the growth of our business. We have historically experienced negative cash flows from operating activities as we have developed our technology, expanded our business and built our infrastructure, and this may continue in the future. We anticipate our use of cash in operating activities to increase in the next 12 to 24 months due to anticipated increases in headcount and ongoing support of our growing operations, including R&D operations. As discussed below, we anticipate our available cash balance will be sufficient to fund those increases in cash used in operating activities for at least the next 12 months, but we may consider funding those increases or increases beyond the next 12 months with the methods discussed in the section below entitled “Capital Resources.”
Net cash used in operating activities was $90.3 million during the nine months ended September 30, 2022 as compared to $46.3 million during the same period in 2021. The increase in cash used in operating activities of $44.0 million was primarily attributed to an incremental headcount growth compared to our headcount as of September 30, 2021, as well as additional spending to support ongoing business operations and increase our international presence, including increased marketing costs and professional fees.
Investing Activities
Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure, the acquisitions of Bionano Laboratories and BioDiscovery to grow our business, and purchases of available for sale investment securities. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. During the nine months ended September 30, 2022, cash provided by investing activities was $71.2 million, as compared to $185.6 million used in investing activities during the same period in 2021. The increase in cash provided by investing activities of $256.7 million was primarily attributed to the maturity of $135.4 million in available for sale securities during the nine months ended September 30, 2022, which was partially offset by a purchase of $63.2 million of available for sale securities during the same period. During the nine months ended September 30, 2021, cash used in investing activities primarily related to the purchase of $205.3 million in available for sale securities, which was offset by the maturity of $20.0 million in available for sale securities.
Financing Activities
Net cash provided by financing activities was $22.9 million during the nine months ended September 30, 2022 as compared to the same period in 2021 where we had net cash provided by financing activities of $334.1 million, a decrease of $311.3 million. During the nine months ended September 30, 2021, we raised approximately $342.7 million in gross proceeds from executing two follow-on offerings and sales under our at-the-market facilities with Ladenburg Thalmann & Co. Inc., or Ladenburg, and

Cowen and Company, LLC, or Cowen. During the nine months ended September 30, 2022, we raised approximately $23.1 million in gross proceeds from sales under the Cowen ATM.
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
The PPP Loan is also described in Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Capital Resources
As of September 30, 2022, we had approximately $28.2 million in cash and cash equivalents, available for sale securities of $152.0 million, and working capital of $184.7 million.
In August 2020, we filed a shelf registration statement on Form S-3 with the SEC covering the offering, issuance and sale of up to $125.0 million of our securities, including up to $40.0 million of common stock pursuant to an At Market Issuance Sales Agreement, with Ladenburg acting as sales agent, or the Ladenburg ATM. During October 2020 through January 2021, we sold 33.3 million shares of common stock under the Ladenburg ATM and received net proceeds of $38.0 million after deducting aggregate offering costs. We terminated the Ladenburg ATM in March 2021.
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
On March 23, 2021, we entered into a Sales Agreement with Cowen pursuant to which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $350.0 million, through or to Cowen, acting as sales agent or principal, or the Cowen ATM. In August and September 2021, the Company sold 2.3 million shares of common stock under the Cowen ATM at an average share price of $6.15 per share, and received gross proceeds of approximately $13.9 million before deducting offering costs of $0.6 million. In August 2022, the Company sold approximately 6.6 million shares of common stock under the Cowen ATM at an average share price of $3.46 per share, and received gross proceeds of approximately $23.1 million before deducting offering costs of $0.6 million.

We believe that our cash, cash equivalents, and available for sale securities will be sufficient to fund our planned operations, obligations as they become due and capital investments for at least the next twelve months. This estimate is based on our current business plan. This estimate does not reflect any additional expenditures resulting from potential acquisitions or strategic transactions. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. See Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Contingent Consideration
As part of the merger agreement related to the acquisition of BioDiscovery, the Company agreed to pay a milestone payment of $10.0 million in cash contingent on the achievement of a commercial milestone within eighteen months of the acquisition date. The Company determined the fair value of the milestone consideration using a scenario-based technique, as the trigger for payment is event driven. The outcome of the milestone consideration is binary, meaning the milestone is either achieved or not achieved, and the only other variable factor is the timing of when the milestone is achieved. The Company determined it is highly likely that the milestone will be achieved and therefore used a 95% probability factor which is applied to the $10.0 million milestone consideration. Based on these valuation assumptions, the fair value of the milestone consideration was determined to be $9.3 million as of September 30, 2022. During the nine months ended September 30, 2022, the milestone consideration liability was reclassified from non-current liabilities to current liabilities.
Contractual Obligations
There were no material changes to our contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We have discussed the development, selection and disclosure of the accounting estimates with our audit committee. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Historically, revisions to our estimates have not resulted in a material change to our financial statements.
During the three and nine months ended September 30, 2022, there have been no changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Recent Accounting Pronouncements
See Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information concerning recent accounting pronouncements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of business. These risks primarily relate to interest rates, foreign currency exchange rates and inflation.
Interest Rate Risk
We had approximately $28.2 million in cash and cash equivalents and $152.0 million in available for sale securities as of September 30, 2022, which include highly liquid, investment grade debt securities. Such interest-bearing instruments are exposed to a certain degree of interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest primarily in short-term securities.
Although we are seeing, and expect to continue to see, increased interest rates, due to our investment in highly liquid and high quality government and other debt securities as well as short-term securities, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods. Due to the short holding period of our investments and the nature of our investments, a hypothetical change of 100 basis points would have approximately a $0.5 million impact on our investments.
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
Foreign Currency Exchange Rate Risk
We conduct a portion of our business in currencies other than our U.S. dollar functional currency. Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in foreign currency translation adjustments in the unaudited condensed consolidated statements of comprehensive loss. Our foreign currency exposures are primarily concentrated in the British Pound, Chinese Renminbi, Euro, and Canadian dollar. We do not currently participate in material foreign exchange hedging activities.
Additionally, we have operations outside of the United States. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. As of September 30, 2022 and December 31, 2021, we had minimal assets and liabilities denominated in foreign currencies and expect similar levels of foreign currency denomination in the next 12 months. We believe a hypothetical 10% change in foreign exchange rates as of September 30, 2022 would not have a material impact on our business, financial condition, or results of operations.
Inflation
Geopolitical and macroeconomic events, including the COVID-19 pandemic, the conflict between Ukraine and Russia and related sanctions, have contributed to supply chain challenges, which we believe have resulted in inflation headwinds, particularly increased logistical costs and raw material prices. During the three and nine months ended September 30, 2022, we experienced increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. However we do not believe that inflation has had a material effect on our business, financial condition or results of operations, other than its impact on the general economy, as our cost of revenue for the three and nine months ended September 30, 2022 was not significantly impacted by the cost increases we experienced. While the effects of geopolitical and macroeconomic events such as the COVID-19 pandemic, as well as other inflationary pressures, are highly uncertain, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods other than the general impacts on companies due to general economic and market conditions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.
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
As of September 30, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this assessment, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q. Except as described below, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In October 2021, we acquired BioDiscovery LLC. We have integrated the internal controls of the acquired business into our overall system of internal control over financial reporting as of September 30, 2022.
During the quarter ended September 30, 2022, we completed the implementation of a new ERP across our business units. As a result of this implementation, certain internal controls over financial reporting have been automated, modified or implemented to address the new control environment associated with this ERP.

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
•We are an early commercial-stage company and have a limited commercial history, which may make it difficult to evaluate our current business and predict our future performance;
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
•Our future capital needs are uncertain and we may require additional funding in the future to advance the commercialization of our Saphyr system, NxClinical software and our other products, technologies, and services, as well as continue our research and development efforts. If we fail to obtain additional funding, we will be forced to delay, reduce or eliminate our commercialization and development efforts;
•Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations;
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
•The size of the markets for our products and technologies may be smaller than we estimate, and new markets may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products and technologies.
•We are currently limited to “research use only,” or RUO, with respect to many of the materials and components used in our consumable products including our assays;
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
We are an early commercial-stage company and have a limited commercial history. Our limited commercial history may make it difficult to evaluate our current business and, especially when combined with the other risk factors listed in this section, makes predictions about our future success or viability subject to significant uncertainty. In particular, we have significantly increased our headcount through recent acquisitions of other businesses and the expansion of our sales, marketing and research and development teams, which has increased our operating costs in a manner not historically reflected in our unaudited consolidated financial statements, and plan to further increase headcount as we expand our operations. Our business model has evolved over time, and combined with our recent acquisitions, this has impacted the composition and concentration of our revenues, which we expect to continue to change with any future acquisitions and further expansion of our operations. These changes, among others, may make it difficult to evaluate our current business, assess our future performance relative to prior performance and accurately predict our future performance. We have encountered in the past, and will continue to encounter in the future, risks and difficulties frequently experienced by early commercial-stage companies, including those associated with scaling up our infrastructure, increasing the size of our organization and integrating acquired businesses. If we do not address these risks successfully, or if our assumptions regarding these risks and uncertainties are incorrect or change over time, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be materially and adversely affected.
We have incurred recurring net losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.*
Since our inception, we have incurred recurring net losses. We incurred net losses of $93.9 million and $49.5 million, and used cash in operations of $90.3 million and $46.3 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $310.0 million. We cannot predict if we will be profitable in the near future or at all. We expect that our losses will continue for the foreseeable future as we plan to invest significant additional funds toward the expansion of our commercial organization, research and development efforts and capital expenditures, among other things. Our recent acquisitions have increased our expenses and we expect that any future acquisitions of businesses, assets, products or technologies will further increase our expenses, which may result in additional losses. We also expect significant increases in our stock-based compensation expense in future periods, reflecting higher stock option valuations as a public company and the issuance of additional equity awards due to increased headcount. In addition, we incur significant legal, accounting and other expenses as a result of being a public company, especially as we no longer qualify as an emerging growth company and are therefore required to comply with additional disclosure and compliance requirements. These factors, among others, will make it hard for us to achieve and sustain profitability. We may also incur significant losses in the future for a number of other reasons, many of which are beyond our control, including the level of market acceptance of our products, the introduction of competitive products and technologies, our future product development efforts, our market penetration and our margins, as well as the other risks described below.
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
•the successful integration of our Bionano Laboratories and BioDiscovery businesses;
•execution on our commercial and reimbursement strategy involving Bionano Laboratories;
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
•geopolitical and macroeconomic events, such as the conflict between Ukraine and Russia and related sanctions, such as inflation, increased cost of goods, supply chain issues, and global financial market conditions;
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
•add operational, financial and management information systems; and
•cover increased costs incurred as a result of continued operation as a public company, including costs resulting from our no longer qualifying as an emerging growth company and a smaller reporting company and, if applicable, becoming a large accelerated filer.
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
Our business, and that of our customers, has been adversely affected by the effects of public health crises, including the COVID-19 pandemic. In particular, the COVID-19 pandemic has materially affected our operations globally, including at our headquarters in San Diego, California, as well as the business or operations of our research partners, customers and other third parties with whom we conduct business.*
Our business could be adversely affected by health crises in regions where we have operations, concentrations of sales and marketing teams, contractors, distributors or other business operations. Such health crises could also affect the business or operations of our research partners, customers and other third parties with whom we conduct business. In particular, the evolving effects of the COVID-19 pandemic and government measures taken in response have had significant impacts, both direct and indirect, on businesses and commerce, as significant reductions in business-related activities have occurred, supply chains have been disrupted, manufacturing and clinical development activities have been curtailed or suspended and enrollment in studies has been limited or made more difficult. Continued remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions, or the perception of such orders, shutdowns, or other restrictions have materially affected and may continue to materially affect how we, our customers, and our suppliers are operating our businesses.
In response to public health directives and orders implemented in response to the COVID-19 pandemic, we have implemented work-from-home policies for certain employees. We have also modified certain business practices, including those related to employee travel and cancellation of physical participation in meetings, events and conferences, and implemented new protocols to promote social distancing and enhance sanitary measures in our offices and facilities. The quarantine of our personnel and the inability to access our facilities or customer sites has adversely affected, and is expected to continue adversely affecting, our global and domestic operations, namely in sales and marketing and product delivery, including providing installation and training and customer service, which has and may continue to slow the pace of our marketing efforts and negatively impact our commercial strategy. For example, we experienced at various times during the pandemic the inability to visit certain customer sites to support installation or service our OGM systems. As a result, in the past, we have had to delay instrument installations or service related visits. In addition, certain members of our workforce are now performing their duties remotely and these employees have not been able to maintain the same level of productivity and efficiency due a lack of resources that would otherwise be available to them in our offices and additional demands on their time, such as increased responsibilities resulting from school closures or the illness of family members. Furthermore, our remote workforce poses increased risks to our information technology systems and data as more of our personnel leverage resources not necessarily within our control.
The effects of these public health directives and orders and our related adjustments in our business have negatively impacted productivity, disrupted our business and delayed our timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Any actual or perceived disruption in our product distribution channel could alter customer buying decisions, prompting customers to delay or cancel their orders, which would negatively impact our sales revenue and could harm our reputation. For example, customers who have committed to order minimum quantities of consumables or to purchase our Saphyr instrument have delayed these commitments. In addition, we anticipate that ongoing disruptions in our supply chain will cause shortages in the materials required to operate our instruments, therefore limiting our ability to process customer samples and the ability of users of our systems to operate our system.
As public health directives surrounding the pandemic have relaxed, our offices have reopened and we have begun permitting travel and in-person events, taking into consideration government restrictions, employee safety and health risks. Our approach may vary among geographies depending on appropriate health protocols, and may change at any time. Additionally, our efforts to reopen our offices safely may not be successful, could expose our employees to health risks, and could involve additional costs or liability. To the extent our employees are exposed to or become ill with COVID-19, our ability to conduct our operations may be impaired from time to time. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which may present strategy, operational, talent recruiting, and retention, and workplace culture challenges that may adversely affect our business
The spread of COVID-19 has resulted in a widespread health crisis that is also adversely affecting economies and financial markets globally, including inflation higher than we have seen in decades, which may negatively affect demand for our products, technologies and services and materially affect us financially. Disruption of global financial markets as a result of COVID-19 may limit our ability to access capital, which could negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 could also materially affect our business and the value of our securities even after the outbreak of COVID-19 has subsided due to, among other things, unforeseen adverse impacts on us or our third-party manufacturers, vendors and customers. Such a recession could also cause product demand to be reduced, a decrease in corporate capital expenditures, prolonged unemployment, reduction in consumer confidence and similar negative economic conditions.
In connection with our Bionano Laboratories diagnostic services, COVID-19 poses the risk that we or our employees, contractors, suppliers, courier delivery services and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. The continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain of materials needed for our diagnostic tests, interrupt our ability to receive specimens, impair our ability to perform or deliver the results from our tests, impede patient movement or interrupt healthcare services causing a decrease in test volumes, delay coverage decisions from Medicare and third-party payors, delay ongoing and planned clinical studies involving our tests, negatively affect enrollment in our ongoing or future studies, cause us to make strategic determinations regarding, among other things, the cost and quality of the components and supplies we acquire, and have a material adverse effect on our business, financial condition and results of operations. For example, COVID-19 related disruptions to the global supply chain created challenges in getting sufficient components and raw materials for production of our OGM systems and consumables, as well as resulted, at least in part, in the unfavorable flowcell yields. If the pandemic persists, these disruptions could reoccur or persist.
As global economic conditions recover from the COVID-19 pandemic or similar epidemics, the Ukraine-Russia conflict and the related sanctions, business activity may not recover as quickly as anticipated or at all, and it is not possible at this time to estimate the long-term impacts that these factors could have on our business, or the global economy as a whole, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Conditions will be subject to the effectiveness of government policies, including vaccine mandates, vaccine shortages and administration rates, the emergence of new strains or variants of the virus in markets and communities where we, our customers, and our suppliers are operating our business and other factors that are not foreseeable. Any of the foregoing could adversely affect our business, financial condition and results of operations. In addition, these factors may also have the effect of heightening many of the other risks and uncertainties described in this Quarterly Report on Form 10-Q.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*
New income, sales, use, excise or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation informally titled the Tax Cuts and Jobs Act; Coronavirus Aid, Relief, and Economic Security Act; and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. These developments, along with any other future changes in U.S. tax laws could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation.
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
In addition, in connection with any such transactions, we may also issue equity securities in a dilutive manner, incur additional debt, assume contractual obligations or liabilities or expend significant cash. Such transactions could harm our operating results and cash position, negatively affect the price of our stock and cause dilution to our current stockholders. For example, in connection with our acquisition of Bionano Laboratories, a U.S.-based provider of proprietary molecular diagnostics services for individuals presenting with certain neurodevelopmental disorders, we issued 6.2 million shares of our common stock, and in our acquisition of BioDiscovery, a U.S.-based software company with solutions for analysis, interpretation and reporting of genomics data, we paid upfront consideration consisting of a combination of approximately $52.3 million in cash and 2.7 million shares of our common stock. In connection with the acquisition of BioDiscovery, we issued an additional 5.0 million shares of our common stock subject to vesting based on continued service of a key employee. These shares vested in full on October 4, 2022. The issuances of shares in connection with the Bionano Laboratories and BioDiscovery acquisitions resulted in dilution to our existing stockholders, the payment of cash in the BioDiscovery acquisition reduced our cash by approximately $52.3 million and our headcount increased by more than 50 employees as a result of both acquisitions. Accordingly, in addition to transaction costs, these acquisitions have increased our operating expenses, further increasing our net losses. We cannot predict the number, timing or size of any future strategic transactions, or the effect that any such transactions might have on our operating results.
Although we conducted extensive business, financial and legal due diligence in connection with our evaluation of our recent acquisitions, our due diligence investigations may not have identified every matter that could adversely affect our business, operating results and financial condition, and such investigations may have identified matters that, in the opinion of our management based on information available at the time, bore an acceptable level of risk that they, individually or in the aggregate, might or might not adversely affect our business, operating results or financial condition. We may be unable to adequately address the financial, legal and operational risks introduced by our recent acquisitions and may have difficulty developing experience with the industries in which Bionano Laboratories and/or BioDiscovery operate. Accordingly, we cannot guarantee that our recent acquisitions will yield the results we have anticipated and unforeseen complexities and expenses may arise. In addition, we may not achieve the revenues, growth prospects and synergies expected from these recent acquisitions, and any such benefits we do achieve may not offset our increased costs, resulting in a potential impairment of goodwill or other assets that were acquired. For any future acquisitions, we may similarly be unable to achieve revenue, growth prospects and synergies in a manner consistent with our expectations. Our failure to do so could adversely affect our business, operating results and financial condition.
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
For example, on August 13, 2020, we entered into an At Market Issuance Sales Agreement with Ladenburg Thalmann & Co. Inc., as sales agent, or Ladenburg, under which we were eligible to offer and sell up to $40.0 million of shares of our common stock from time to time through Ladenburg. In the first half of the fiscal year ended December 31, 2021, we sold approximately 6.3 million shares of common stock through Ladenburg for aggregate gross proceeds of approximately $16.9 million and exhausted our capacity under this sales agreement. In January 2021, we completed two underwritten public offerings pursuant to which we issued an aggregate of approximately 71.7 million shares of our common stock for gross proceeds, before deducting underwriting discounts and commissions and offering expenses, of approximately $331.8 million. In March 2021, we entered into a new at-the-market facility with Cowen and Company, LLC, or Cowen, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal. In August and September 2021, we sold 2.3 million shares of common stock through Cowen for gross proceeds of approximately $13.9 million before deducting offering costs. In August 2022, we sold 6.6 million shares of common stock under the Cowen ATM for gross proceeds of approximately $23.1 million before deducting offering costs. In addition, we issued shares of our common stock in connection with our recent acquisitions of Bionano Laboratories and BioDiscovery. Any future significant sales of our capital stock or strategic transactions in which we use equity as consideration would result in further dilution to our current stockholders. As a result of these issuances, our investors experienced dilution of their ownership interests.
The issuance of shares under awards granted under existing or future employee equity benefit plans may cause immediate and substantial dilution to our existing stockholders.*
In order to provide persons who have a responsibility for our management and/or growth with additional incentive, to increase their proprietary interest in our success, and to support and increase our ability to attract and retain individuals of exceptional talent, we maintain multiple equity incentive plans. The total number of shares of our common stock available for the grant of awards under these plans is 8.4 million, 0.3 million and 0.7 million for our 2018 Equity Incentive Plan, as amended, 2018 Employee Stock Purchase Plan and 2020 Inducement Plan, respectively, subject to adjustment, including pursuant to automatic “evergreen” increases in certain of our plans. As of September 30, 2022, we had outstanding equity awards underlying those plans accounting for 6.7 million underlying shares. We may also adopt one or more additional employee equity benefit plans in the future. The issuance of shares under an employee equity benefit plan may result in substantial dilution to the interests of other stockholders. For example on February 15, 2022, our Board of Directors granted our executive officers options to purchase an aggregate of 4.3 million shares of our common stock, which represented approximately 1% of our outstanding shares of common stock based on the 296.9 million shares of common stock outstanding as of October 26, 2022. Accordingly, the issuance of shares under current or future employee equity benefit plans will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.
If we are unable to execute our sales and marketing strategy for our Bionano Laboratories products and services, including diagnostic assays, and are unable to gain acceptance in the market, we may be unable to generate sufficient revenue to sustain our Bionano Laboratories business.
Our Bionano Laboratories business provides molecular diagnostics services and has engaged in only limited sales and marketing activities for the diagnostic assays currently offered through our CLIA-certified laboratory. To date, the revenue generated by our Bionano Laboratories business has been insufficient to fund operations.
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
Our current customer base for our products and technologies is primarily composed of academic and governmental research institutions and biopharmaceutical and contract research companies and, for our Bionano Laboratories diagnostic services, physicians and their patients. Our success will depend upon our ability to respond to the evolving needs of, and increase our market share among, existing customers and additional potential customers, marketing new products, technologies and services as we develop them. Identifying, engaging and marketing to customers who are unfamiliar with our current products and technologies requires substantial time, expertise and expense and involves a number of risks, including:
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
The size of the markets for our products and technologies may be smaller than we estimate, and new markets may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products and technologies.
The market for our OGM-based products and technologies is evolving, making it difficult to predict with any accuracy the market opportunity for our current and future products and technologies. Our estimates of the total addressable market for our current and future products and technologies are based on a number of internal and third-party estimates and assumptions. Both our current market opportunity estimates for cytogenomics and discovery research and our potential future market opportunity estimates, including newborn screening, population genomics, neurological and cardiological risk assessment, cell bioprocessing quality control, are forward-looking statements and are subject to significant risks and uncertainties. While these were prepared in good faith, we cannot provide assurances as to future results or events. These estimates are dependent on, among other things, anticipated demand for OGM instruments, complementary capabilities of OGM and NGS, expected consumption of chips and sample prep and labeling kits. In particular, these estimates are based on current and projected selling prices for instruments and consumables, each of which is subject to change over time and may be drastically affected without warning due to geopolitical and macroeconomic events outside of our control. These estimates and assumptions underlying our addressable market opportunities involve significant judgments with respect to, among other things, future economic, competitive, regulatory, market and financial conditions, as well as future customer demand, business decisions and corporate opportunities that may not be realized, and that are inherently subject to significant business, economic, competitive and regulatory risks and uncertainties, all of which are difficult to predict and many of which are outside of our control. For example, as interest rates continue to rise, our customers may be unable to deploy additional capital to purchase, or re-prioritize their budget away from, our products and technologies. Our underlying assumptions and estimates may prove to be inaccurate and our financial objectives may not be realized, and therefore our actual results may differ materially from our estimated addressable market opportunities. In addition, any addressable market opportunities identified in this Quarterly Report should not be construed as financial guidance and should not otherwise be relied upon as being necessarily indicative of future results, and you are cautioned not to place undue reliance on our estimated addressable opportunities. In preparing our estimated addressable opportunities, we have relied upon and assumed, without independent verification, the accuracy and completeness of certain industry and market information provided to us by third parties or through publicly available sources, which information involves assumptions and limitations, and you should not give undue weight to such information.
We are currently limited to RUO with respect to many of the materials and components used in our consumable products including our assays.*
Our instruments, consumable products and assays are purchased from suppliers with a restriction that they be used for RUO. While we have focused initially on the life sciences research market and RUO products only, part of our business strategy is to expand our product line to encompass products that are intended to be used for the diagnosis of disease and precision healthcare, either alone or in collaboration with third parties. The use of our RUO products for any such diagnostic purposes would require that we obtain regulatory clearance or approval to market our products for those purposes and also that we acquire the materials and components used in such products from suppliers without an RUO restriction. There can be no assurance that we will be able to acquire these materials and components for use in diagnostic products on acceptable terms, if at all. If we are unable to do so, we would not be able to expand our non-Bionano Laboratories product offerings beyond RUO, and our business and prospects would suffer.
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
If, in the future, we choose to commercialize our RUO products for clinical diagnostic use, we will be required to comply with the FDA’s premarket review and post-market control requirements for in-vitro diagnostics, or IVDs, products, as may be applicable. Complying with the FDA’s PMA and/or 510(k) clearance requirements may be expensive, time-consuming, and subject us to significant and/or unanticipated delays. Our efforts may never result in an approved PMA or 510(k) clearance for our products. Even if we obtain a PMA or 510(k) clearance, where required, such authorization may not be for the use or uses we believe are commercially attractive and/or are critical to the commercial success of our products. As a result, being subject to the FDA’s premarket review and/or post-market control requirements for our products could materially and adversely affect our business, financial condition and results of operations.
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
During the three and nine months ended September 30, 2022, approximately 58% and 59%, respectively, of our revenue was generated from customers located outside of the United States. We believe that a substantial percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:
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
If our information technology systems or data or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.*
We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of our business, we collect, store, use, transmit, disclose, and otherwise process sensitive, proprietary, and confidential information, including intellectual property, trade secrets, financial information, and personal data (including protected health information) (collectively, “Sensitive Data”). We may rely upon third-party service providers and technologies to operate critical business systems to process Sensitive Data in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. We may share or receive sensitive data with or from third parties.
Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. Moreover, these threats are becoming increasingly difficult to detect, and they come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), “hacktivists,” sophisticated nation-states, and nation-state-supported actors now engage and are expected to continue to engage in attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including as a result of the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (such as through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of Sensitive Data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our software) or the third-party information technology systems that support us and our services. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit, and in public locations. Additionally, past or future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems and Sensitive Data could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.
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
We are subject to stringent and changing laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruption of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.*
In the ordinary course of business, we collect, store, use, transmit, disclose and otherwise process personal data (including protected health information) and other sensitive information, including proprietary and confidential business data, trade secrets, and intellectual property. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specific requirements relating to the privacy, security, and transmission of individually identifiable health information. As another example, the California Consumer Privacy Act of 2018, or the CCPA, imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, the California Privacy Rights Act of 2020, or the CPRA, operative January 1, 2023, is anticipated to expand the CCPA’s obligations on businesses. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce relevant laws, which could increase the risk of an enforcement action, and applies to personal information of business representatives and employees. Other states have also recently enacted data privacy laws, as well as at the federal and local levels. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and take effect in 2023.
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
The life sciences research and diagnostic markets are highly competitive. If we fail to effectively compete, our business, financial condition and operating results will suffer.*
We face significant competition in the life sciences research and diagnostic markets. We currently compete with both established and early stage companies that design, manufacture and market systems and consumable supplies. We believe our principal competitors in the life sciences research and genome mapping markets include PacBio, Oxford Nanopore Technologies, Genomic Vision, and Dovetail Genomics (now part of Cantata Bio).. In addition, there are a number of new market entrants in the process of developing novel technologies for the life sciences research, diagnostic and screening markets.

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
Risks related to government regulation and diagnostic product reimbursement
If the FDA determines that our RUO products are medical devices or if we seek to market our RUO products for clinical diagnostic or health screening use, we will be required to obtain regulatory clearance(s) or approval(s), and may be required to cease or limit sales of our then marketed products, which could materially and adversely affect our business, financial condition and results of operations. Any such regulatory process would be expensive, time-consuming and uncertain both in timing and in outcome.*
Our RUO products are focused on the life sciences research market. This includes laboratories associated with academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies. Accordingly, our products are labeled as RUO, and are not intended for diagnostic use. While we have focused initially on the life sciences research market and RUO products only, our strategy is to expand our product line to encompass products that are intended to be used for the diagnosis of disease, either alone or in collaboration with third parties. Such IVD products will be subject to regulation by the FDA as medical devices, or comparable international agencies, including requirements for regulatory clearance or approval of such products before they can be marketed. If the FDA were to determine that our products are intended for clinical use or if we decided to market our products for such use, we would be required to obtain FDA 510(k) clearance or premarket approval in order to sell our products in a manner consistent with FDA laws and regulations. Such regulatory approval processes or clearances are expensive, time-consuming and uncertain; our efforts may never result in any approved premarket approval application, or PMA, or 510(k) clearance for our products; and failure by us or a collaborator to obtain or comply with such approvals and clearances could have an adverse effect on our business, financial condition or operating results.
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
Laboratory developed tests, or LDTs, are a subset of IVD tests that are designed, manufactured and used within a single laboratory. Our Bionano Laboratories diagnostic services are provided as LDTs. The FDA maintains that LDTs are medical devices and has for the most part exercised enforcement discretion for most LDTs. A significant change in the way that the FDA regulates any LDTs that we, our collaborators or our customers market or develop using our technology could affect our business. If the FDA requires laboratories to undergo premarket review and comply with other applicable FDA requirements in the future, the cost and time required to commercialize an LDT will increase substantially, and may reduce the financial incentive for us to continue to offer our Bionano Laboratories genetic diagnostic services or for our customer laboratories to develop LDTs, which could reduce demand for our RUO instruments and our other products. In addition, if the FDA were to change the way that it regulates LDTs to require that we undergo pre-market review or comply with other applicable FDA requirements before we can sell our RUO instruments or our other products to clinical cytogenetics laboratories, our ability to sell our RUO instruments and other products to this addressable market would be delayed, thereby impeding our ability to penetrate this market and generate revenue from sales of our instruments and our other products.
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
Billing for our Bionano Laboratories diagnostic testing procedures is complex and requires substantial time and resources to collect payment.
Billing for clinical laboratory testing services in connection with our Bionano Laboratories diagnostic services is complex, time-consuming and expensive. Depending on the billing arrangement and applicable law, we bill various payors, including Medicare, Medicaid, private insurance companies, private healthcare institutions, and patients, all of which have different billing requirements. We generally bill third-party payors for our diagnostic testing services and pursue reimbursement on a case-by-case basis where pricing contracts are not in place. To the extent laws or contracts require us to bill patient co-payments or co-insurance, we must also comply with these requirements. We may also face increased risk in our collection efforts, including potential write-offs of accounts receivable and long collection cycles, which could adversely affect our business, results of operations and financial condition.
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
If our Bionano Laboratories diagnostic testing procedures are subject to unfavorable pricing regulations or third-party payor coverage and reimbursement policies, our business could be harmed.
Our Bionano Laboratories-related revenue depends on achieving and maintaining broad coverage and adequate reimbursement for our Bionano Laboratories products and diagnostic assays from third-party payors, including both government and commercial third-party payors. If third-party payors do not provide coverage of, or do not provide adequate reimbursement for, a substantial portion of the list price of our Bionano Laboratories products and diagnostic assays, we may need to seek additional payment from the patient beyond any co-payments and deductibles, which may adversely affect demand for our Bionano Laboratories products and diagnostic assays. Coverage determinations by a third-party payor may depend on a number of factors, including, but not limited to, a third-party payor’s determination of whether our products or services are appropriate, medically necessary or cost-effective. If we are unable to provide third-party payors with sufficient evidence of the clinical utility and validity of our Bionano Laboratories products and diagnostic assays, they may not provide coverage, or may provide limited coverage, which will adversely affect our revenues and our ability to succeed.
Since each third-party payor makes its own decision as to whether to establish a policy to cover our Bionano Laboratories products and diagnostic assays, enter into a contract with us and set the amount it will reimburse for a product, these negotiations are a time-consuming and costly process, and they do not guarantee that the third-party payor will provide coverage or adequate reimbursement for our Bionano Laboratories products and diagnostic assays. In addition, the determinations by a third-party payor whether to cover our Bionano Laboratories products and diagnostic assays and the amount it will reimburse for them are often made on an indication-by-indication basis.
In cases where there is no coverage policy or we do not have a contracted rate for reimbursement as a participating provider, the patient is typically responsible for a greater share of the cost of the product, which may result in further delay of our revenue, increase our collection costs or decrease the likelihood of collection.
Our claims for reimbursement from third-party payors may be denied upon submission, and we may need to take additional steps to receive payment, such as appealing the denials. Such appeals and other processes are time-consuming and expensive, and may not result in payment. Third-party payors may perform audits of historically paid claims and attempt to recoup funds years after the funds were initially distributed if the third-party payors believe the funds were paid in error or determine that our

Bionano Laboratories products and diagnostic assays were medically unnecessary. If a third-party payor audits our claims and issues a negative audit finding, and we are not able to overturn the audit findings through appeal, the recoupment may result in a material adverse effect on our revenue. Additionally, in some cases commercial third-party payors for whom we are not a participating provider may elect at any time to review claims previously paid and determine the amount they paid was too much. In these situations, the third-party payor will typically notify us of their decision and then offset whatever amount they determine they overpaid against amounts they owe us on current claims. We cannot predict when, or how often, a third-party payor might engage in these reviews and we may not be able to dispute these retroactive adjustments.
Additionally, coverage policies and third-party payor reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future that may adversely affect the coverage and reimbursement of our Bionano Laboratories products and diagnostic assays.
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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. Recently, on August 16, 2022, President Biden signed the Inflation Reduction Act into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the coverage gap under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. In addition, on April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed into law, which, among other things, significantly altered the payment methodology under the Medicare Clinical Laboratory Fee Schedule, or CLFS. PAMA requires certain laboratories performing clinical diagnostic laboratory tests to report to CMS the amounts paid by private payors for laboratory tests. Such reporting has been subject to numerous delays. Beginning on January 1, 2018, CMS has begun using reported private payor pricing to periodically revise payment rates under the CLFS. Based on current law, between January 1, 2023 and March 31, 2023, applicable laboratories will be required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2024 to 2026 CLFS rates.
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
Risks Related to Intellectual Property
If we are unable to protect our intellectual property, it may reduce our ability to maintain any technological or competitive advantage over our competitors and potential competitors, and our business may be harmed.*
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. As of October 26, 2022, we (directly or through our wholly owned subsidiaries Lineagen, Inc and BioDiscovery, LLC) were the assignee of 29 granted U.S. patents or allowed U.S. patent applications and 25 pending U.S. patent applications. We also were the assignee of approximately 97 pending patent applications and granted patents in particular jurisdictions outside the United States. If we fail to protect and/or maintain our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, and/or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
Risks Related to Ownership of our Securities
The price of our securities has been and may in the future be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment.*
Our stock price has been and may continue to be volatile. The daily closing market price for our common stock has varied significantly in the last 12 months, ranging between a high price of $6.12 on November 3, 2021 and a low price of $1.23 on May 11, 2022. During this time, the price per share of common stock has ranged from an intra-day low of $1.16 per share to an intra-day high of $6.28 per share.
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
•the failure to obtain and/or maintain coverage and adequate reimbursement for our Bionano Laboratories products and diagnostic assays and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement;
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
We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies could make our securities less attractive to investors.*
As of June 30, 2021, the market value of our common stock held by non-affiliates exceeded $700.0 million, causing us to no longer qualify as a “smaller reporting company” beginning with our first Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022. However, as of June 30, 2022, the market value of our common stock held by non-affiliates did not exceed $560.0 million and our revenue for the fiscal year ended December 31, 2021 did not exceed $100.0 million. As a result, we once again qualified as a smaller reporting company effective as of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, although we continue to be a large accelerated filer until our next Annual Report on Form 10-K. We will qualify as a smaller reporting company and a non-accelerated filer for our 2023 reporting period, which allows us to immediately take advantage of many exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, but we still expect to incur substantial legal and financial compliance costs. If we choose to avail ourselves of the scaled disclosure requirements applicable to smaller reporting companies, the content of our disclosures may differ from period to period. We may no longer qualify as a smaller reporting company in the future should the market value of our common stock held by non-affiliates as of the end of the second quarter of any given year once again exceed $700.0 million or our revenue as of the end of any fiscal year exceed $100.0 million. There may be further variance in the content of our disclosures if we avail ourselves of the scaled disclosure requirements and subsequently no longer qualify as a smaller reporting company because we would be required provide the full disclosures required of non-smaller reporting companies. We cannot predict if investors will find our securities less attractive because we may rely on these exemptions, which could result in a less active trading market for our securities and increased volatility in the price of our securities.
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

BIONANO GENOMICS, INC.

Dated: November 3, 2022	By: /s/ R. Erik Holmlin, Ph.D.
R. Erik Holmlin, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 3, 2022	By: /s/ Christopher Stewart
Christopher Stewart
Chief Financial Officer (Principal Financial and Accounting Officer)