Form 10-K
period 2022-12-31
Bionano Genomics, Inc.
filed 2023-03-09
CIK 1411690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $400,284,000 based on the closing price of the registrant’s common stock on June 30, 2022 of $1.38 per share, as reported by the Nasdaq Capital Market.

As of March 6, 2023, the Registrant had 306,239,000 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement, or the Proxy Statement, for the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2022.

As used in this Form 10-K, “Bionano,” the “Company,” “we,” “our,” and “us” refer to Bionano Genomics, Inc. and its subsidiaries or, as the context may require, Bionano Genomics, Inc. only. “Lineagen” (doing business as “Bionano Laboratories"), "BioDiscovery" and “Purigen” refer to our wholly owned subsidiaries, Lineagen, Inc., BioDiscovery, LLC and Purigen Biosystems, Inc., respectively.
Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this Annual Report) contains forward-looking statements and information within the meaning of the safe harbor provisions for the U.S. Private Securities Litigation Reform Act of 1955. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.
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
•the impact of geopolitical and macroeconomic developments, such as the ongoing conflict between Ukraine and Russia, related sanctions and the COVID-19 pandemic on our business and operations, as well as the business or operations of our suppliers, customers, manufacturers, research partners and other third parties with whom we conduct business and our expectations with respect to the duration of such impacts and the resulting effects on our business;
•our ability to realize the anticipated benefits and synergies of our recent and any future acquisitions or other strategic transactions;
•our ability to continue as a going concern within 12 months of this Annual Report and our ability to obtain funding for our operations; and
•our ability to attract collaborators and strategic partnerships.
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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be
4

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
•Our future capital needs are uncertain and we may require additional funding in the future to advance the commercialization of our Saphyr system, Ionic Purification system, NxClinical software, and our other products, technologies and services, as well as continue our research and development efforts. If we fail to obtain additional funding, we will be forced to delay, reduce or eliminate our commercialization and development efforts;
•Unfavorable geopolitical and macroeconomic developments could adversely affect our business, financial condition or results of operations;
•The COVID-19 pandemic has materially affected and could continue to materially affect our operations globally, including at our headquarters in San Diego, California, as well as the business or operations of our research partners, customers and other third parties with whom we conduct business;
•Acquisitions, joint ventures and other strategic transactions could disrupt or otherwise harm our business and may cause dilution to our stockholders;
•If our products or technologies fail to achieve and sustain sufficient market acceptance, our revenue will be adversely affected;
•In the near term, sales of our Saphyr system, Ionic Purification system, NxClinical software, consumables and genome analysis services will depend on levels of research and development spending by clinical research laboratories, academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our technologies and products and adversely affect our business and operating results;
•If we do not successfully manage the development and launch of new products and technologies, our financial results could be adversely affected;
•Our future success is dependent upon our ability to further penetrate our existing customer base, attract new customers and retain the customers of our acquired businesses;
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
5

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

PART I
ITEM 1. BUSINESS
Overview
We are a global genomics company focused on elevating the health and wellness of all people. We are pioneers of optical genome mapping (OGM) for genome analysis and provide a suite of genome analysis solutions designed to enable researchers and clinicians to reveal answers to challenging questions in biology and medicine. Our mission is to transform the way the world sees the genome. Through our OGM solutions, our nucleic acid isolation and purification solutions, our genomic analysis and interpretation software, and our clinical testing and laboratory services, we believe that we have a suite of products that will drive new discoveries, elevate health and wellness, and increase our understanding of the genome in transformative ways.
We market and sell the Saphyr® system, which delivers OGM data to enable ultra-sensitive and ultra-specific detection of all classes of structural variation (SV). The Saphyr system is used to identify structural changes in chromosomes, known as cytogenetics, and to accelerate the search for answers in genetic disease and cancer applications. The Saphyr system is comprised of an instrument, chip consumables, reagents and software containing a suite of data analysis and visualization tools. The Saphyr system has been shown to outperform the current gold standard methods for cytogenetics and molecular genetics including karyotyping, fluorescence in-situ hybridization (FISH), Southern blot and chromosomal microarray (CMA). The Saphyr system has also been shown to identify structural changes in chromosomes that cannot be identified using current commercially available solutions for gene sequencing.
We market and sell the Ionic® Purification system, which is able to deliver high quality DNA in a more natural, native form and with fewer contaminants when compared to other isolation and purifications solutions. The Ionic Purification system is used to extract, purify, and concentrate DNA or RNA from a variety of sample types, and is comprised of an instrument, consumables, and reagents.
Our software delivers genomic data interpretation solutions tailored for research use in cytogenomics and molecular pathology labs in genetic disease and cancer research markets, with an emphasis on structural variation. This industry leading, platform agnostic software solution is designed to provide analysis, visualization, interpretation and reporting of SVs, single-nucleotide variants and absence of heterozygosity across the genome in one consolidated view. Our software currently enables analysis of next-generation sequencing (NGS) and microarray data, and we are developing a version that we expect to be able to incorporate OGM data to make our software a more comprehensive offering for analysis of genomic data. We believe the integration of OGM with data types common in the industry, such as Variant Call Format (VCF), and Binary Alignment Map (BAM), should accelerate and broaden our position in digital cytogenetics and comprehensive genome analysis by enabling us to simplify the assessment of clinically relevant variants in cytogenomics applications, potentially reducing interpretation time per sample and expanding our reach into the discovery and translational research markets through the combination of OGM and NGS.
Our Bionano Laboratories business provides proprietary genetic clinical testing services for individuals demonstrating clinical presentations consistent with neurodevelopmental disorders (NDDs), including autism spectrum disorders (ASDs) and other disorders of childhood development. Their comprehensive genetic testing services include reporting for known NDD-causing genome variations, including testing for proprietary variations, and combines testing with our Proprietary Variant Index (PRISM) which uses a proprietary database of over 35,000 individuals with NDDs tested with over 60,000 tests that provides additional evidence for candidate genes associated with NDDs. This testing is a CLIA-certified diagnostic testing service, and we have expertise in selling cytogenetic assays to physicians, providing genetic counseling services to individuals undergoing testing and their families, and contracting with third-party payors for reimbursement. Additionally, Bionano Laboratories has developed OGM-based laboratory developed tests (LDTs) for facioscapulohumeral muscular dystrophy type 1 (FSHD1), which is a progressive disorder that primarily affects the muscles of the face, shoulder blades (scapula), upper arms, and lower legs, and for detecting SVs in individuals with hematologic malignancies.
Bionano Laboratories also provides laboratory services to clinicians, scientists, pharmaceutical companies, and others who are seeking to incorporate OGM into their genomics research without the need to bring our Saphyr system in house. Laboratory services for OGM are performed in our laboratory facilities in San Diego, California and at partner laboratories in the United States and Europe, and serve as solutions for researchers and clinicians who would like to use OGM for various applications in genomics but have yet to acquire the Saphyr system.
Over the past year, we believe we have transformed our business from an instrument company to a provider of a full suite of genomic solutions. We expanded into molecular genetic clinical testing services through our August 2020 acquisition of Lineagen. We furthered our transformation through the expansion into software solutions, made possible by our October 2021 acquisition of BioDiscovery and continued with our November 2022 acquisition of Purigen bringing their leading nucleic acid isolation and purification technology to Bionano. We believe that these acquisitions, along with internal investments in research and development and the build out of our commercial teams, have positioned us well to provide solutions to our customers that we believe will make OGM the standard of care for many constitutional genetic disorders and cancers.

Recent Highlights
Achievement of 2022 ELEVATE! Milestones
Bionano executed on its 2022 ELEVATE! milestones and achieved or exceeded all publicly stated milestones outlined at the beginning of 2022.
•Reimbursement: We applied for a category 1 Current Procedural Terminology (CPT) code for OGM.
•Clinical Studies: We received institutional review board (IRB) approval for our hematological study. Site selection was completed, and enrollment commenced for our hematological study. Data generation for our prenatal study commenced. We completed our postnatal study. We had an interim publication for our prenatal study.
•Expand Awareness: We achieved an installed base of 240 Saphyr systems.
•Planned Product Developments: We released a pre-commercial version of NxClinical software, version 7.0, enabling OGM data analysis in the field. We released labeling protocol 2.0 and the SP Next DNA isolation protocol. We placed a pre-commercial version of our next-generation OGM system in the field. Our Bionano Laboratories business launched an OGM test menu for genetic disease and hematologic malignancies.
Commercial Adoption of Offerings for Saphyr
Bionano executed on its commercialization strategy, expanded the utilization of its Saphyr system and increased the amount of Bionano data generated across the globe, driving commercial momentum.
•Grew our installed base of Saphyr systems to 240 as of December 31, 2022, an increase of approximately 46% from a total installed base of 164 as of December 31, 2021. Installed base represents the global number of Saphyr instruments installed at end-customer locations to perform optical genome mapping.
•Sold 4,781 flowcells in the fourth quarter of 2022, an increase of approximately 49% over the 3,204 flowcells sold during the fourth quarter of 2021. For the year ended December 31, 2022, total flowcells sold reached 15,375, an increase of approximately 23% over the 12,518 flowcells sold during the year ended December 31, 2021. The Saphyr chip is the consumable that packages nanochannel arrays for DNA linearization. In its current form, each Saphyr chip has three flowcells. Flowcells sold refers to the units of genome mapping consumables used for analyzing one genome, purchased by customers to process optical genome mapping.
Continued to Validate the Utility of OGM for Applications in Clinical Research with Benchmarking, Scientific Publication and Adoption
Rigorous and extensive benchmarking of our Saphyr system against traditional cytogenetic methods and long read sequencing has continued and these results were published and validated in several key publications, presentations and announcements including:
•Researchers from The University of Texas MD Anderson Cancer Center published the first study to evaluate the utility of OGM for myelodysplastic syndrome (MDS) prognostication. The publication reported that when OGM was used instead of karyotyping, 17 to 21% of study subjects had different prognostic risk scores depending on the scoring system used, and in 13% of study subjects additional pathogenic variants were revealed.
•In a study published in Blood Cancer Journal, researchers found that in 33% of MDS samples and 54% of acute myeloid leukemia (AML) samples, more clinically relevant variants were detected using OGM than were found by traditional cytogenetic methods and these variants were reported to be highly relevant to the understanding of pathogenesis of these disorders.
•Researchers from eight research institutes analyzed OGM’s utility for detection of cytogenetic abnormalities in AML samples, finding that OGM identified pathogenic variants in 12% of cases that altered European LeukemiaNet (ELN) risk-level or identified eligibility for clinical trials.
•The first published validation study to evaluate the performance of OGM versus traditional cytogenetic techniques for the analysis of hematological neoplasms showed that OGM’s technical performance resulted in a 100% first-pass rate, with concordance to traditional methods showing a sensitivity of 98.7%, a specificity of 100%, and an accuracy of 99.2%.
•A study demonstrated the utility of OGM as part of a workflow to evaluate the quality of hypoimmunogenic induced pluripotent stem cells (iPSCs) which could be used in regenerative medicine. This research provides scientific and practical support for OGM’s ability to detect cryptic and balanced SVs in CRISPR-edited cells, some of which were not detected by karyotyping, and which may impact the genomic integrity of iPSCs.

Macroeconomic and Geopolitical Developments
We are subject to additional risks and uncertainties as a result of adverse geopolitical and macroeconomic developments, such as any lingering effects of COVID-19, the ongoing conflict between Ukraine and Russia and related sanctions, and uncertain market conditions, including inflation and supply chain disruptions, which could continue to have a material impact on our business and financial results.
For a more detailed discussion of the impacts of macroeconomic and geopolitical developments on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Macroeconomic and Geopolitical Developments.”
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
Genome structure refers to the way in which the various functional elements of the genome such as genes, reading frames, promoters and others are ordered, oriented and organized across the 23 pairs of chromosomes. SVs represent differences in the amount or location of genomic DNA from one individual compared to a reference genome. SV is one of the most biologically important aspects of the human genome and is a major factor for the cause of genetic disorders and cancer. Each SV involves the rearrangement or repetition of as few as several hundred base pairs to as many as tens of millions of base pairs. SVs may be inherited or arise spontaneously. SVs are well-known to cause diseases such as constitutional genetic disorders and cancer. Many researchers and clinicians now agree that despite major advances in the speed and cost-effectiveness of DNA sequencing, it fails to reliably detect SVs. OGM enables the detection of all known classes of SVs, and we believe no methodology exists that can detect SVs more comprehensively or cost efficiently than OGM with the Saphyr system.
We believe the traditional cytogenomic methods of detecting SVs for research and clinical applications, such as karyotyping, CMA, and FISH are antiquated and cumbersome and can only detect a small proportion of the SVs across an entire genome. OGM is designed to offer cytogeneticists the ability to fully digitize and replace these traditional methods with one simplified, cost effective and scalable workflow using the Saphyr system.
We believe that DNA isolation is the critical first step in the analysis of DNA. Short and long read sequencing applications typically require nucleotide lengths of 150 and, generally, 10,000 to 20,000 base pairs, respectively. OGM, conversely, optimally requires DNA lengths of greater than 100,000 base pairs. Due to market needs, the vast majority of DNA isolation and preparation technologies have been directed to meeting the requirements for short and long read sequencing applications. We believe that DNA isolation and purification processes that allow long segments of DNA (ultra-high molecular weight (UHMW) DNA) to remain intact are important for the success of OGM. Our Ionic Purification system has the capability to isolate and purify UHMW DNA that is ideal for OGM applications. We believe that the system’s ease of use, reproducibility, and cost per sample profile has the potential to accelerate the adoption of OGM across a broad spectrum of applications.
We believe that software is necessary for genome analysis and should be the primary interface for how cytogeneticists interact with the data and report their findings. We believe the software’s ease of use, core analysis functionality and the time necessary to obtain a reportable result are the most important factors to customers when considering a platform adoption decision and that data interpretation is typically a critical bottleneck in methods of genome analysis and therefore software is a key component in the entire workflow. The majority of software solutions on the market today have been developed with NGS as the primary application with the focus on the interpretation and reporting of single nucleotide variants (SNVs) instead of SVs. Our software solution, NxClinical™, was developed with CNV as the core focus and has become established as an industry leading solution for interpretation and reporting of CNVs for CMA and NGS. To the extent we are successful in integrating OGM into our NxClinical software, we anticipate that our software will be the first software solution delivering a fully integrated interpretation capability for SVs from OGM as well as seamless integration with NGS, with the potential to enable complementary OGM and NGS workflows through one software solution.
Our Solutions
We believe that an end-to-end OGM solution begins with the sample and ends with data analysis. The OGM workflow includes several steps: DNA isolation, DNA labeling, DNA mapping, data processing and data analysis. At each step we have either organically developed a solution or partnered with a third party to enable and provide a solution. We highly value our relationships with third parties that enable us to provide these solutions and will continue to work with others to ensure our customers’ needs are being met. We are constantly on the look-out for opportunities to better meet the needs of our customers whether that is through partnerships, organic development, or strategic acquisitions that accelerate and up-shift our capabilities. To that end, we have recently engaged in two transactions, which we believe will substantially benefit our customers and their adoption of OGM as a solution of choice for SV and CNV analysis. In 2021 we acquired BioDiscovery and its leading NxClinical software for data analysis, and in 2022 we acquired Purigen, and its proprietary isolation and purification technology. We believe that each of these acquisitions, together with our organic development, will significantly enhance the customer experience with OGM.
OGM Systems
Our system uses a proprietary approach to measure genome structure and SV through OGM. The OGM workflow is novel, comprehensive, scalable, cost effective and highly differentiated. OGM data is currently generated using the Saphyr system, which directly measures sequence specific patterns (SSPs) along UHMW DNA molecules in an unbiased approach without any amplification. Using the SSPs, software constructs a detailed physical map of the genome that accurately assigns the chromosomal location, order, orientation and quantity of sequence and in-turn, all the genome’s functional elements. We believe OGM is capable of comprehensive, cost-effective and efficient detection of all classes of SVs and CNVs. Today, these SVs cannot be reliably detected by genome sequencing, from existing high throughput sequencers, which is focused on identifying genomic differences involving a few base pairs or SNVs, which the Saphyr system does not identify. We believe the Saphyr system is ideally suited to be adopted alongside the installed base of high throughput sequencers as a complement that is designed to give users the ability to see a much wider scope of genome variation, from single bases of DNA to full chromosomes.
OGM was built upon four key elements:
•Extremely long molecules for analysis (or UHMW DNA). The Saphyr system is capable of analyzing single molecules that are on average approximately 250,000 base pairs in length and can be as long as millions of base pairs. These lengths are over 1,000 times longer than the average short read length with Illumina sequencing systems and approximately 10-20 times longer than the average long read lengths with Pacific Biosciences of California (PacBio), and Oxford Nanopore systems. We believe these long read lengths overcome the inherent challenges of genome complexity and are the key to the Saphyr system’s unprecedented sensitivity and specificity.
•Proprietary nanotechnology for massively parallel linearization and analysis of long molecules with single molecule imaging. Analyzing UHMW DNA required invention. We invented, patented, developed and commercialized nanochannel arrays to capture long single molecules of DNA from a solution and unwind and linearize them for SV analysis. Each molecule is imaged separately, making it possible to deconvolute complex mixtures including haplotypes and heterogeneous tumors.
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
•Bioinformatic tools for SV analysis. Finally, our approach includes a novel bioinformatics platform that we developed from the ground-up to take advantage of the unique benefits of our solution. It comprises proprietary algorithms for the construction of a structurally accurate physical map of the genome to assign structure. Physical maps of a test subject are then compared to a reference or other subjects in cross-mapping analysis that allows our system to detect genome wide SV, including the most complex balanced events.
The Saphyr system provides a solution for comprehensive SV analysis at a higher resolution than traditional techniques allowing for more answers that matter to be obtained in genetic disease and cancer applications. We believe that the Saphyr system is the only product capable of detecting SVs at high sensitivity and specificity with a workflow that is cost-effective and time efficient.
Our customers include researchers and clinicians who seek to identify and understand the biological implications of genome variation. We believe that the Saphyr system can replace more traditional cytogenetic tools which are expensive, slow and labor-intense, with an advanced solution designed to simplify workflow, reduce cost, and increase assay success rates. We believe the Saphyr system has the potential to significantly increase success rates and provide more answers across a wide range of applications in genomics.
Nucleic Acid Isolation and Purification Systems
Our nucleic acid isolation and purification system uses a novel and proprietary application of isotachophoresis (ITP) to isolate nucleic acid molecules in a gentle and efficient process. The process involves the gentle lysis of biological samples followed by the addition of the sample and buffer to an Ionic® fluid chip. An electric field is applied to the chip and the nucleic acid is isolated in its natural, native form. Traditional methods of isolating nucleic acid, including column-based isolation and bead-based isolation, can be laborious, and result in molecules that are denatured, dehydrated and fragmented, and solutions that are contaminated and have low purity. An additional limitation of many of the traditional isolation processes is the number of cells that are required to be processed in order to obtain sufficient nucleic acid molecules for OGM analysis. Current methodologies require upwards of 1.5 million cells in order to isolate sufficient DNA for use on the Saphyr system. Our Ionic Purification system, employing ITP technology, addresses many of these deficiencies and yields high purity nucleic acid that is not denatured, dehydrated or fragmented. Additionally, the Ionic Purification system is capable of isolating sufficient quantities of DNA for use in OGM applications from far fewer cells in contrast to traditional methods. We believe the addition of the Ionic Purification system to the OGM workflow will provide a more efficient yield of DNA at higher quality than can be achieved with current processes.
Although OGM is our primary focus, the Ionic Purification system has a current customer base of non-OGM users that use the system to isolate and purify nucleic acid molecules from sample types including formalin-fixed, paraffin-embedded (FFPE) sample, tissue, cells, and viral. We anticipate continuing to support and expanding this customer base.
Software Solutions
We offer industry leading genome analysis software that enables genomics labs to analyze and interpret data across a wide range of platforms to generate highly informative data visualizations for streamlined and simple reporting of causal variants. Today, NxClinical software is among the most comprehensive solutions for analysis and interpretation of any microarray or NGS generated data integrating CNVs, absence of heterozygosity (AOH) and loss of heterozygosity (LOH), as well as SNVs from sequencing data into a single well integrated interface that is used across the globe by renowned academic and commercial clinical laboratories.
Our acquisition of BioDiscovery has expanded our portfolio into providing data analysis and interpretation solutions across NGS, CMA and we are working to add OGM. These software solutions are expected to allow us to leverage and expand our network of Bionano customers and to potentially enable future adoption of OGM. We believe integrating OGM data into the NxClinical software should substantially improve the analysis and reporting capabilities of our current Saphyr system, making OGM easier to adopt and use by our customers. Through BioDiscovery, we can now serve the NGS and array markets directly though software with an industry leading data interpretation solution for revealing more answers with delivery of copy number variants across the genome. Our software monetization strategy is predicated on a pay-per-sample model where customers running NGS and/or array today can adopt, which sets the stage for future OGM adoptions. Software is a way for us to participate directly in the NGS market while also enabling OGM data to be seamlessly integrated with NGS in one view for a comprehensive analysis, which is unique to Bionano.
Testing and Laboratory Services
Our Bionano Laboratories business offers tests that use CMA for evaluation of patients suspected of having certain genetic diseases, which is recommended by the American College of Medical Genetics and Genomics (ACMG), the American Academy of Pediatrics (AAP), and the American Academy of Neurology (AAN), among other renowned societies. We are actively performing research to determine whether OGM with the Saphyr system can replace CMA as the front-line test for children with developmental disorders. As the scientific, peer-reviewed literature supports this claim, the coding entities such as CMS and the AMA would need to adopt the proper procedural codes to allow for insurance reimbursement of new testing methodologies before they become mainstream clinical diagnostic instruments. Importantly, OGM is expected to be able to detect full mutations consistent with fragile X syndrome, which is another front-line test for children, especially males, with autism spectrum disorder and intellectual disability. Studies are ongoing to determine the sensitivity and specificity for OGM as it relates to fragile X syndrome. Bionano Laboratories also employs Whole Exome Sequencing (WES), which aims to detect genome SNVs that are different from genome SVs and are not detectable by OGM.
We believe that Bionano Laboratories is uniquely positioned to develop LDT’s that can improve upon the existing SOC for diagnostic testing for NDDs. Bionano Laboratories is working with payers to secure reimbursement alternatives for OGM-based testing. If reimbursements can be established, Bionano Laboratories intends to share its strategies with other labs which may drive demand for the Saphyr system. Bionano Laboratories plans to expand its testing menu with inclusion of OGM to demonstrate workflow implementation in a clinical setting in order to drive adoption as well as serve as a conduit for enabling access for those customers unable to make a capital equipment expenditure. Bionano Laboratories is working to enable access, demonstrate excellence of the OGM workflow as a model within a CLIA setting for educational purposes, and drive advancements in product development for clinical grade testing of OGM at scale.
Our Commercial Offerings
The Saphyr System and Consumables

We develop and market the Saphyr system, a complete sample-to-result solution for SV analysis by OGM that empowers comprehensive genome analysis and facilitates a deeper understanding of genetic variation and function. We believe the Saphyr system is capable of addressing the needs for SV analysis because it is:
•Highly sensitive. We believe Saphyr is the most sensitive detector of SV larger than 500 base pairs currently on the market.
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
The Saphyr Instrument
The Saphyr instrument is a single-molecule imager that includes high performance optics, automated sample loading based on machine learning algorithms and computational hardware and control software. The instrument’s high-performance optics simultaneously image DNA linearized in hundreds of thousands of nanochannels. The instrument’s control interface is the user’s primary control center to design and monitor experiments as they occur in real time. The computational hardware is responsible for the secondary processing of the image data being produced on the Saphyr instruments. The Saphyr instrument is currently capable of analyzing up to 5,000 human genomes per year at 30x coverage. At the end of 2022 we announced the placement of a pre-commercial unit that we expect to significantly increase the throughput.
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

Saphyr Sample Prep and Labeling Kits
Our Bionano Prep™ kits and DNA labeling kits provide the reagents and protocols needed to extract and label UHMW DNA for use with the Saphyr system. These kits are optimized for performing our genome mapping applications on a variety of sample types.
Our workflow begins with the isolation of UHMW DNA. Our Bionano Prep kits are optimized for isolating and purifying UHMW DNA in a process that is gentler than existing DNA extraction methods. The resulting purified DNA is up to millions of base pairs long and optimal for use with our systems. Our kits and protocols enable the extraction of UHMW DNA from a variety of sample types including human or animal tissue and tumors, plant tissue, cell lines, bone marrow aspirates and human blood.
Our labeling reagents are optimized for applications on our genome mapping systems. Starting with UHMW DNA purified using the appropriate Bionano Prep kit, fluorescent labels are attached to specific sequence motifs. The result is uniquely identifiable genome-specific label patterns that enable de novo map assembly, anchoring sequencing contigs and discovery of SVs as small as 500 base pairs to up to chromosome arm lengths.
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
The Ionic Purification System
We acquired the Ionic Purification system through our November 2022 acquisition of Purigen. The Ionic Purification system uses a proprietary ITP method to isolate and purify nucleic acid molecules. The technology was initially developed at Stanford University and intellectual property from that development was exclusively licensed to Purigen. The technology was further developed and commercialized by Purigen. The system includes an instrument, consumable and reagents necessary to process samples. The system works by applying an electric field to specially formulated reagents in a consumable. The electric field electrophoretically focuses nucleic acid into a narrow band and purifies the molecules away from other potential inhibitors. This results in a higher yield of pure nucleic acid than traditional bind-and-strip approaches that is also less fragmented and free from bead or wash buffer contamination.
We offer reagents to isolate DNA and RNA from FFPE, tissue, and cells. We are optimizing the system with the intent it be used in an OGM workflow. We believe that the isolation and purification of DNA using the Ionic system in an OGM workflow will create a number of opportunities, including, enabling additional sample types not currently available to OGM, increasing sample throughput, decreasing sample preparation complexity.

Software Solutions
Our data solutions offering includes a complete suite of hardware and software for end-to-end experiment management, algorithms for assembling genome maps and algorithms and databases for bioinformatics processing, all of which is driven through convenient web-based management and monitoring tools.
We have a suite of proprietary algorithms and databases that fully enable our proprietary bioinformatic and SV analysis pipelines. Using pairwise alignment of the single molecule images, consensus genome maps are constructed, refined, extended and merged. Molecules are then clustered into two alleles, and a diploid assembly is created to allow for heterozygous SV detection. Genome maps typically span entire chromosome arms in single, contiguous maps. Comparative analysis of maps reveals SV. Our customers use our variant annotation workflow to specifically uncover rare and sample-specific mutations.
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
Our NxClinical software is among the most comprehensive and up-to-date solutions for cytogenetics and molecular genetics, providing one solution for analysis and interpretation of all genomic variants from microarray and NGS data. We are developing a version of NxClinical to incorporate OGM data, which is expected to become our software solution once completed.
Testing and Laboratory Services
Our Bionano Laboratories business offers OGM data to researchers seeking access to OGM data. Bionano Laboratories intends to build a menu of LDTs using OGM solutions, and in 2022 Bionano Laboratories introduced their first two OGM-based tests, one for hematological malignancy and another for genetic disorder applications. Additionally, Bionano Laboratories offers molecular genetic clinical testing services for individuals demonstrating clinical presentations consistent with NDDs, including ASDs and other disorders of childhood development, including:
•FirstStepDx PLUS is a CMA designed to identify an underlying genetic cause in individuals with autism spectrum disorder, developmental delay, and intellectual disability;
•Fragile X syndrome (FXS) testing is designed to detect individuals (both males and females) with FXS, as well as carriers of the condition;
•NextStepDx PLUS is a whole exome sequencing test designed to identify genetic variants that are associated with disorders of childhood development;
•EpiPanelDx PLUS is a genetic testing panel designed for patients who have experienced seizures, infantile spasms, encephalopathy, or febrile seizures; and
•PGx test identifies over 60 alleles in 11 genes. PGx testing is one aspect of personalized medicine and is used to aid health care providers with medications and dosage.
Market Opportunity
According to Markets and Markets, the worldwide market for genomics products and services is expected to reach approximately $54.4 billion by 2025, up from approximately $22.7 billion in 2020, representing a compound annual growth rate of 19%.
We expect to see OGM adoption in cytogenomics, discovery research and cell bioprocessing quality control (QC). Within cytogenetics and molecular pathology, we estimate the number of cytogenetic labs on a worldwide basis (excluding India and developing countries) to be approximately 10,000. We estimate that these labs analyze approximately 10.0 million samples per year. Additionally, we estimate the number of pharmaceutical and biotech companies that are engaged in research and development of various cell therapies that rely on methods, including cytogenetics, for QC of the cell modification and manufacturing process to be approximately 1,400. Based on these estimates, we believe the economic potential for OGM in these markets is approximately $10.0 billion annually, $3.0 billion of which we attribute to cell bioprocessing QC. We believe there are additional potential future market opportunities for OGM including newborn screening, population genomics, and neurological and cardiological risk assessment which are not included in our estimates above.
We believe the three areas of the genomics market that are driving demand for the Saphyr system today:
•Consolidation of traditional cytogenetics techniques in constitutional and cancer applications. To provide a robust clinical analysis, cytogenetic assays detect known SVs that are linked to specific diseases or therapeutic responses. The technologies used for detecting SVs are expensive and involve cumbersome workflows with relatively limited ability to scale to higher volumes or more complex testing panels. Sequencers tend not to be used for cytogenetics due to their inability to reliably detect SVs. Cytogenetics laboratories are beginning to adopt the Saphyr system as a more effective, scalable and efficient approach to finding the SVs causative to genetic diseases and cancer. For this segment, the Saphyr system can be used as the sole tool for providing comprehensive and accurate detection of all classes of SVs and enable clinically relevant calls without the need for any sequencing or legacy cytogenetic technology. We estimate that approximately 10,000 cytogenetics labs exist worldwide (excluding India and developing countries).
•Combining OGM with sequencing for molecular genetics and discovery research applications. In discovery research across patient cohorts, sequencing is primarily used to find SNVs responsible for disease or therapeutic response. Sequencing alone, however, is significantly limited due to its inability to reveal SV. Our Saphyr system has been expanding this market segment by complementing sequencing to expand the scope of genome variation that can be analyzed in studies to achieve a more comprehensive view of the genome.
•Cell bioprocessing QC applications. An important part of cell bioprocessing applications is to ensure that genomic modifications did not introduce any SVs into the cell population. As a QC step, our Saphyr system has been used by researchers to evaluate the ability of OGM to detect SVs that may impact cellular stability. Several studies have been published showing the OGM can be used to evaluate cellular stability. We believe that this is an emerging market opportunity and could be up to $3.0 billion annually.
We believe that if our OGM-based solutions can successfully penetrate these addressable market opportunities, this should spur additional basic and translational research creating new areas where the Saphyr instrument (or successor instruments) and OGM data can be used to improve the standard of care and patient management. These may include preconception, products of conception and prenatal genetic applications, uses to advance gene editing techniques and precision medicine. In the long term, we anticipate potential opportunities in population screening, newborn screening, biopharma applications in cell quality control and oncology.
Our Strategy
We are primarily focused on driving adoption of OGM through the Saphyr system (and successor instruments). Our goal is to streamline SV identification and enable new research in genomics to allow greater insight into their role in human health in ways that have not been possible with any other current research and diagnostic technologies.
Our strategy to achieve this includes:
•Demonstrate that Saphyr is a superior alternative to traditional techniques in constitutional genetic disorders and hematologic malignancy applications. Optical genome mapping has demonstrated superior detection sensitivity for all classes of SVs relative to karyotyping, FISH and CMA in numerous peer-reviewed publications over the past several years and offers benefits of improved assay success rates, faster time to result and a lower total cost. The value proposition and competitive differentiation for OGM in cytogenetics market is exceptionally strong with an immediate opportunity to digitize legacy microscope techniques (karyotyping) with a superior approach using the Saphyr system.
•Complement NGS with OGM in translational, applied and discovery research markets. We believe the combination of NGS and OGM can provide the most comprehensive and cost-effective analysis of genome variants from SNVs to whole chromosomes. NGS is an accurate technique for measuring genome variants below 500 bp while OGM bridges the gap by enabling detection of all SVs above 500 bp to reveal more answers and resolve previously unresolved cases from using NGS alone. There are over 15,000 NGS instruments installed globally and our vision is for each of these sequencers to be complemented with an OGM system to provide a more comprehensive picture of the genome for more discoveries, publications and translation into molecular genetics.
•Accelerate broad reimbursement for OGM and establish it as the SOC in guidelines by professional medical societies. We are investing in four multi-center clinical studies for postnatal, prenatal, hematologic malignancies and solid tumor analyses relative to SOC. Each study is designed with an expectation for recruitment of 1,000 subjects and will assess sensitivity, specificity, reproducibility, concordance and incremental clinically relevant findings relative to SOC. We are investing in these programs to build the necessary evidence to establish reimbursement and to pave the way for inclusion in professional society guidelines to advance SOC.
•Support the publication of findings with OGM by our customers beyond the more than 687 papers published to date. The annual number of publications featuring data generated by the Saphyr system and its predecessor system has steadily increased since 2010 when the first publication appeared. Recently, the overall number of these publications has grown significantly. For example, of the 521 peer-reviewed and pre-print papers published since 2019, 173 were published in 2022 alone. We intend to continue to support and foster our customer base to help grow the number of publications featuring our systems’ data. We believe that these publications are impactful as our customers’ studies cover SVs in areas of high unmet medical need, such as rare and undiagnosed pediatric diseases, neurological and muscular diseases, developmental delays and disorders, prostate cancer and leukemia.
•Continue to innovate our products and technologies. We designed the Saphyr system to accommodate performance enhancements without the need for replacement of the entire instrument. For example, hardware upgrades and new consumables are made available to purchase by customers. We intend for these performance enhancements to be delivered on a regular basis. In addition, we periodically make available software upgrades to customers through download at no charge. We expect to continue developing and refining our technologies to improve the ease of use of our Saphyr system and enable our existing installed systems to meaningfully increase sample throughput and sensitivity and specificity of SV detection. A high throughput version is currently in development is expected to significantly increase the throughput and lower the cost per sample. Compared to the Saphyr system, which images DNA at a rate of approximately 205 Gbp per hour, the new system is expected to image nearly 820 Gbp per hour and we announced the placement of a pre-commercial beta system at a customer facility in December 2022.
•Partner with industry-leading companies and laboratories to expand adoption in clinical markets. Establish additional collaborations with customers to help drive validating studies. Expand partnership efforts with clinical diagnostic companies to commercialize LDTs in the U.S. as well as LDTs and approved tests outside the U.S.
Sales and Marketing
As of December 31, 2022, our commercial team consisted of 168 individuals in sales, sales support and marketing. Our sales support personnel include individuals in customer solutions, field service engineers and field application specialists. This commercial staff is primarily located in North America, Europe, and China. Most of our sales support team is located at our headquarters in San Diego and some work remotely throughout the U.S., Europe, and China.
We sell our products through a direct sales force based in North America and Europe. Our sales strategy involves the use of a combination of sales managers and sales representatives. We intend to increase our sales, support, and marketing efforts in the future by continuing to expand our direct footprint in North America and Europe as well as developing a more comprehensive support network in China and India, where we believe significant market opportunities exist, as we expand our business.
We sell our products through a network of distributors in the Asia-Pacific region and select other markets outside of North America and Europe. Specifically, we distribute our instruments and reagents via third-party distributors in markets such as China, Japan, South Korea, Singapore, Australia, India and South Africa. Three of our distributors are in China, one in Australia, one in Italy, one in Sweden, one in Japan, and one in South Korea.
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

Bionano Laboratories primarily sells a suite of LDTs to pediatric physicians through a physician-directed “in-person” sales model. This commercial staff is located in North America, and the sales personnel primarily work remotely in U.S. states where Bionano Laboratories has obtained insurance reimbursement. The sales and marketing efforts are targeted primarily on specialty pediatricians, including pediatric neurologists, medical geneticists, and developmental and behavioral pediatricians. Bionano Laboratories also targets general pediatricians with large numbers of patients. Their managed care efforts are directed to establishing contracts and/or credentialing with private and governmental insurance carriers that provide coverage for patients with ASD and other forms of NDDs.
Instruments
Our instruments are manufactured by a third-party medical device manufacturer. Complete or nearly complete instruments are shipped by the manufacturer to us for final assembly and quality control testing. Upon completion, we ship directly to our customers’ locations globally, or distributors’ locations in the case of certain systems sold in the Asia-Pacific region. Installation of, and training on, our products is provided by our employees in the markets where we conduct direct sales, and by distributors in those markets where we operate with distributors.
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
Consumables
All of our chip consumables for both OGM and ITP applications are produced by third-party manufacturers at their facilities; however, we have established procedures for a replacement manufacturer if required. We complete final assembly and quality control assessments of our chips at our headquarters in San Diego and our facility in Pleasanton.
Our OGM reagents are sourced from a limited number of suppliers, including certain single source suppliers. Our ITP reagents are sourced from a limited number of suppliers, including certain single source suppliers and also prepared in-house at our facility in Pleasanton. The OGM reagents include all components required to run a sample on OGM, such as capture and detector reagents, enzyme reagents and enzyme substrate. The ITP reagents include all the components required to run a sample for isolation and purification of nucleic acid. Although we believe that alternatives would be available, it would take time to identify and validate replacement reagents for our assay kits, which could negatively affect our ability to supply assay kits on a timely basis. Some reagents are supplied through a single source supplier. This supplier requires a sufficient notification period to allow for supply continuity and the identification and technology transfer to a new supplier in the event either party wishes to terminate the relationship.
We actively manage component obsolescence by subscribing to our vendors’ end-of-life notifications. If a vendor is unable to provide sufficient notification, we keep safety stock of the component to minimize disruption to operations
Manufacturing and Supply
Our manufacturing strategy is to outsource instrument and chip manufacturing and internally develop and assemble reagent kits in our own facility.
Software
Our fundamental long-term software strategy is based on our goal of making OGM ubiquitous. We believe that simplified data interpretation and a seamless integration with NGS and array data to provide the most compressive genome analysis will increase utilization. In addition, we can participate directly in the NGS and array markets for genetic disease and cancer applications independent of OGM using a monetization model with a pay-per-sample NxClinical software offering. In this manner we can expand our network of Bionano customers into our software ecosystem with among the most comprehensive platform-agnostic genome interpretation solution where our proprietary original content in OGM can be adopted when needed to obtain a more comprehensive view of the genome by revealing all classes of SVs.
Testing and Laboratory Services
Bionano Laboratories’ OGM testing is performed at our lab in San Diego, or at our partner labs in the United States and Europe. Bionano Laboratories intends to increase its testing capacity, and expand its menu of testing. Bionano Laboratories has CLIA certification for its San Diego lab.
For diagnostic testing, Bionano Laboratories maintains contracts with a network of laboratories to perform the wet work on various non-OGM LDT tests in order to conserve capital and maintain flexibility of adjusting contract labs to seek the best-in-class/most updated technology and customer service. As of December 31, 2022, Bionano Laboratories has established contracts with four primary laboratories to perform wet lab services. All third-party laboratories have met stringent criteria and are CLIA-

certified. Bionano Laboratories obtains raw data from contracted laboratories for select tests and then performs its own interpretation and reporting. In addition to its current menu, Bionano Laboratories’ plans to add OGM-based LDTs to be performed at its San Diego facility, the first two of which have been announced.
Key Agreements
License Agreement with Princeton University
In January 2004, we entered into a license agreement (the Princeton License Agreement) with Princeton University (Princeton). Pursuant to the Princeton License Agreement, we received a worldwide, exclusive right and license to, among other things, manufacture and market products or services utilizing patents and inventions related to our sample preparation, DNA imaging and genomic data analysis platform and other key technology.
We are obligated to pay Princeton an annual license maintenance fee in the mid-four digits, which can be reduced by royalties paid to Princeton during the preceding 12 month period. We are also obligated to make royalty payments to Princeton equal to (i) a percentage in the mid-single digits of our and any of our sub-licensees’ net sales of products covered by the Princeton License Agreement and (ii) a percentage in the low-single digits of our and any of our sub-licensees’ revenue from services covered by the Princeton License Agreement. Our royalty obligations continue on a licensed product-by-licensed product and licensed service-by-licensed service basis, in every country of the world, until the later of the last sale of a licensed product or service or the expiration of all the Princeton patent rights covering such products or services.
The term of the Princeton License Agreement will continue until all of our royalty payment obligations have expired, unless terminated earlier. Princeton may terminate the Princeton License Agreement upon written notice in the event of our material breach of the Princeton License Agreement if such breach remains uncured for 60 days. We may terminate the Princeton License Agreement without cause upon 60 days’ advance written notice to Princeton.
License Agreement with Stanford University
In connection with our November 2022 acquisition of Purigen, we acquired an amended and restated license agreement (the Stanford License Agreement) between Purigen and the Board of Trustees of the Leland Stanford Junior University (Stanford). Pursuant to the Stanford License Agreement, we received a worldwide, exclusive right and license to, among other things, make, have made, use, import, offer to sell and sell certain products utilizing patents and inventions related to our ITP-based sample preparation platform.
We are obligated to pay Stanford an annual license maintenance fee in the low-five digits, which can be reduced by royalties paid to Stanford during the preceding 12 month period. We are also obligated to make royalty payments to Stanford equal to a percentage in the low-single digits of our and any of our sub-licensees’ annual net sales of products covered by the Stanford License Agreement. Our royalty obligations continue on a licensed product-by-licensed product basis, in every country of the world, until the later of the last sale of a licensed product or the expiration of all the Stanford patent rights covering such products.
The term of the Stanford License Agreement will continue until all of our royalty payment obligations have expired, unless terminated earlier. Stanford may terminate the Stanford License Agreement upon written notice in the event of our material breach of the Stanford License Agreement if such breach remains uncured for 60 days. We may terminate the Stanford License Agreement without cause upon 30 days’ advance written notice to Stanford.
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

Intellectual Property
Genome Analysis
Our core technology for nucleic acid research is related to methods and devices for non-sequencing based analysis of macromolecules such as nucleic acids. Using this technology, long (UHMC) nucleic acids can be suitably labeled and elongated in order to ascertain structural information such as scaffold organization, copy number, and genomic repeats that is not readily obtained with current sequencing-based approaches. We recently added a portfolio of patents and patent applications related to ITP through the Purigen acquisition, which we plan to continue to pursue and develop. We have secured and continue to pursue intellectual property rights globally, including rights related to isolation, purification and analysis of nucleic acid molecules, as well as innovations in the molecular biology and bioinformatics spaces. Additionally, our portfolio includes patents and patent applications directed to related parts of our business, including certain diagnostic tests and methods of diagnosis and analysis of microarray and image data.
We have developed a global patent portfolio that includes more than 160 issued patents or allowed applications across approximately 35 patent families that are either owned or exclusively licensed. The owned and licensed patent families contain issued patents and pending applications that relate to devices, systems, and methods for macromolecular analysis, isolation and purification of molecules, genetic testing, computer software systems and reflect our active and ongoing research programs.
In addition to pursuing patents, we have taken steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, as applicable, advisors.
In addition to a robust and active patent portfolio, we believe that our software and algorithms for analysis, visualization and interpretation of genomic data represent a valuable asset that we continue to develop and exploit through current and planned software offerings.
Government Regulation
Our business is subject to and impacted by extensive and frequently changing laws and regulations in the United States (at both the federal and state levels) and internationally. These include laws and regulations particular to our business and laws and regulations relating to conducting business generally (e.g., export controls laws, U.S. Foreign Corrupt Practices Act and similar laws of other jurisdictions). We also are subject to inspections and audits by governmental agencies. Set forth below are highlights of certain key regulatory schemes applicable to our business. Below are discussions concerning government regulation of our Optical Genome Mapping, or OGM, products and services and, separately, the Diagnostic Services performed by Bionano Laboratories.
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
Clinical Trials
Clinical trials are usually required to support a PMA and are sometimes required for a 510(k). In the U.S., if the device is determined to present a “significant risk,” the manufacturer may not begin a clinical trial until it submits an investigational device exemption application, or IDE, and obtains approval of the IDE from the FDA. These clinical trials are also subject to the review, approval and oversight of an IRB at each clinical trial site. The clinical trials must be conducted in accordance with the FDA’s IDE regulations and good clinical practices. A clinical trial may be suspended by the FDA, the sponsor or an IRB at its institution at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the trial. Even if a clinical trial is completed, the results may not demonstrate the safety and efficacy of a device to the satisfaction of the FDA, or may be equivocal or otherwise not be sufficient to obtain approval of a device.
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
•Registration of the establishments where the devices are produced and listing of the devices with the FDA;
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

Coverage and Reimbursement
Currently, our OGM products are for research use only, but clinical laboratories may acquire our instrumentation through a capital purchase or capital lease and use the Saphyr system and direct label and stain chemistry to create their own diagnostic tests and potentially seek reimbursement for such tests. Our customers may generate revenue for these testing services by seeking the necessary approval of their product from the FDA or CMS, along with coverage and reimbursement from third-party payors, including government health programs and private health plans. The ability of our customers to commercialize diagnostic tests based on our technology will depend in part on the extent to which coverage and reimbursement for these tests will be available from such third-party payors.
In the U.S., molecular testing laboratories have multiple options for reimbursement coding, but we expect that the primary codes used will be the genomic sequencing procedure codes, or GSPs. The American Medical Association, or AMA, added GSPs to its clinical laboratory fee schedule in 2015. In addition, CMS issued a coverage determination providing for the reimbursement of next-generation sequencing for certain cancer diagnostics using an FDA-approved in vitro diagnostic test. Private health plans often follow CMS coverage and reimbursement guidelines to a substantial degree, and it is difficult to predict what CMS will decide with respect to the coverage and reimbursement of any products or services our customers try to commercialize.
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
Diagnostic Services
Clinical Laboratory Improvement Amendments of 1988 and State Regulation
As a clinical laboratory, Bionano Laboratories is required to hold certain federal and state licenses, certifications and permits to conduct is business. As to federal certifications, in 1988, Congress passed the CLIA, establishing more rigorous quality standards for all commercial laboratories that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention, or treatment of disease or the assessment of the health or impairment of human beings. CLIA requires such laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure the accuracy, reliability and timeliness of patient test results. CLIA certification is also a prerequisite to be eligible to bill state and federal healthcare programs, as well as many commercial third-party payers, for laboratory testing services. Both of Bionano Laboratories’ facilities, one located in Salt Lake City, Utah and the other in San Diego, California are CLIA certified. These laboratories must comply with all applicable CLIA requirements. If a clinical laboratory is found to be out of compliance with CLIA standards, CMS may impose sanctions, limit or revoke the laboratory’s CLIA certificate (and prohibit the owner, operator or laboratory director from owning, operating, or directing a laboratory for two years following license revocation), a directed plan of correction, on-site monitoring, civil monetary penalties, civil actions for injunctive relief, criminal penalties, or suspension or exclusion from the Medicare and Medicaid programs.
CLIA provides that a state may adopt laboratory licensure requirements and regulations that are more stringent than those under federal law and requires compliance with such laws and regulations. The State of Utah follows all CLIA regulations for laboratory facility and personnel requirements. Utah does not have any additional licensure and regulations. The State of California follows CLIA regulations for in-state laboratory facilities, but requires additional licensing requirements for laboratory personnel established by the California Department of Public Health (CDPH). CAP accreditation for the San Diego facility is pending.
Additionally, certain states require clinical laboratories to obtain out-of-state licenses to test specimens from patients, or to receive orders from physicians, within those states. Our Salt Lake City facility currently holds such out-of-state laboratory licenses in Pennsylvania and Maryland.

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
As a result of the clinical diagnostic services offered by Bionano Laboratories, Bionano Laboratories, is currently subject to HIPAA and maintains an active compliance program that is designed to identify security incidents and other issues in a timely fashion and enable us to remediate, mitigate harm or report if required by law. Bionano Laboratories is subject to prosecution and/or administrative enforcement and increased civil and criminal penalties for non-compliance, including a new, four-tiered system of monetary penalties adopted under HITECH. Bionano Laboratories is also subject to enforcement by state attorneys general who were given authority to enforce HIPAA under HITECH. To mitigate penalties under the HITECH breach notification provisions, Bionano Laboratories must ensure that breaches of protected health information are promptly detected and reported within the company, so that Bionano Laboratories can make all required notifications on a timely basis. However, even if Bionano Laboratories makes required reports on a timely basis, Bionano Laboratories may still be subject to penalties for the underlying breach.
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
The General Data Protection Regulation (“GDPR”), which applies to all EU member states from May 25, 2018, also applies to some of our operations. The GDPR is discussed in more detail elsewhere in this report. The GDPR applies not only to organizations within the EU, but also applies to organizations outside of the EU that offer goods or services to EU data subjects or that process or hold personal data of EU data subjects. Additionally, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR (“UK GDPR”), which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in the United Kingdom national law. Both the GDPR and the UK GDPR regulations specify potential liabilities for certain data protection violations, and we anticipate that it will result in a greater compliance burden for us as we conduct our business in the European Union. Fines for non-compliance can range from the greater of 2% of annual global revenues or €10 million, up to the greater of 4% of annual global revenues or €20 million. The GDPR is discussed in more detail under the heading “International Regulations” below.

Reimbursement and Billing
Reimbursement and billing for diagnostic services is highly complex. Laboratories must bill various payors, such as private third-party payors, including managed care organizations (“MCO”), and state and federal health care programs, such as Medicare and Medicaid, and each may have different billing requirements. Additionally, the audit requirements Bionano Laboratories must meet to ensure compliance with applicable laws and regulations, as well as our internal compliance policies and procedures, add further complexity to the billing process. Other factors that complicate billing include:
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
Presently, approximately 90% of the diagnostic service revenue for Bionano Laboratories is paid by private third-party payors.
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

Other Regulatory Requirements
Our laboratories, and the laboratories of Bionano Laboratories, are subject to federal, state and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste and biohazardous waste, including chemical, biological agents and compounds, blood and bone marrow samples and other human tissue. Typically, we use outside vendors who are contractually obligated to comply with applicable laws and regulations to dispose of such waste. These vendors are licensed or otherwise qualified to handle and dispose of such waste.
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
There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, such as removing penalties, effective January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.
Further, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the coverage gap under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In addition, on April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed into law, which, among other things, significantly altered the payment methodology under the Medicare Clinical Laboratory Fee Schedule, or CLFS. PAMA requires certain laboratories performing clinical diagnostic laboratory tests to report to CMS the amounts paid by private payors for laboratory tests. Beginning on January 1, 2018, CMS has begun using reported private payor pricing to periodically revise payment rates under the CLFS. Based on current law, between January 1, 2023 and March 31, 2023, applicable laboratories will be required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2024 to 2026 CLFS rates.
We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services. In addition, sales of our tests outside of the U.S. will subject us to foreign regulatory requirements, which may also change over time.
Acquisitions
We acquired BioDiscovery in October 2021 and Purigen in November 2022. For a further discussion of these acquisitions, please refer to Note 14, Acquisitions, to our consolidated financial statements included in this Annual Report.
Human Capital Management
As of December 31, 2022, we had 405 employees, of which 168 work in sales, sales support and marketing, 130 work in research and development, and 107 work in general and administrative. As of December 31, 2022, of our 405 employees, 342 were located in the U.S. and 63 were employed outside the U.S. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.
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
We value diversity, equity, and inclusion across our workforce, in our communities, and in the work that we do. We will continue to focus on diversity, equity, and inclusion initiatives that support a culture that is centered on belonging while aligning with our shared corporate mission and values.
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
Risks related to our financial condition and need for additional capital
We are an early commercial-stage company and have a limited commercial history, which may make it difficult to evaluate our current business and predict our future performance.
We are an early commercial-stage company and have a limited commercial history. Our limited commercial history may make it difficult to evaluate our current business and, especially when combined with the other risk factors listed in this section, makes predictions about our future success or viability subject to significant uncertainty. In particular, we have significantly increased our headcount through recent acquisitions of other businesses and the expansion of our sales, marketing and research and development teams, which has increased our operating costs in a manner not historically reflected in our unaudited consolidated financial statements, and plan to further increase headcount as we expand our operations. Because our business model has evolved over time, and combined with our recent acquisitions, this has impacted the composition and concentration of our revenues, which we expect to continue to change with any future acquisitions and further expansion of our operations. These changes, among others, may make it difficult to evaluate our current business, assess our future performance relative to prior performance and accurately predict our future performance. We have encountered in the past, and will continue to encounter in the future, risks and difficulties frequently experienced by early commercial-stage companies, including those associated with scaling up our infrastructure, increasing the size of our organization and integrating acquired businesses. If we do not address these risks successfully, or if our assumptions regarding these risks and uncertainties are incorrect or change over time, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be materially and adversely affected.
We have incurred recurring net losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.
Since our inception, we have incurred recurring net losses. We incurred net losses of $132.6 million and $72.4 million, and used cash in operations of $124.8 million and $71.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $348.7 million.We cannot predict if we will be profitable in the near future or at all. We expect that our losses will continue for the foreseeable future as we plan to invest significant additional funds toward the expansion of our commercial organization, research and development efforts and capital expenditures, among other things. Our recent acquisitions have increased our expenses and we expect that any future acquisitions of businesses, assets, products or technologies will further increase our expenses, which may result in additional losses. We also expect significant increases in our stock-based compensation expense in future periods, reflecting higher stock option valuations as a public company and the issuance of additional equity awards due to increased headcount. In addition, we incur significant legal, accounting and other expenses as a result of being a public company, especially as we no longer qualify as an emerging growth company and are therefore required to comply with additional disclosure and compliance requirements. These factors, among others, will make it hard for us to achieve and sustain profitability. We may also incur significant losses in the future for a number of other reasons, many of which are beyond our control, including the level of market acceptance of our products, the introduction of competitive products and technologies, our future product development efforts, our market penetration and our margins, as well as the other risks described below.
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
Our operating results have varied in the past. In addition to other risk factors listed in this section, some of the important factors that, alone or together, may cause fluctuations in our quarterly and annual operating results include:
•adoption of our OGM solutions on our Saphyr system, Ionic Purification system or successor systems;
•our successful creation of an end-to-end solution for OGM;
•the successful integration of our Bionano Laboratories, BioDiscovery and Purigen businesses;
•execution on our commercial and reimbursement strategy involving Bionano Laboratories;
•customer demand for current BioDiscovery software solutions, including NxClinical software, and future software solutions developed through BioDiscovery’s platform;
•the position of our Purigen business in the DNA isolation space of genome analysis and customer demand for our Ionic Purification system;
•the timing of customer orders and payments and our ability to recognize revenue;
•the rate of utilization of consumables by our customers;
•reductions in or other difficulties relating to staffing, capacity, shutdowns or slowdowns of laboratories and other institutions in our customer base, such as reduced or delayed investment in new technologies or spending on products, technologies or consumables;
•differences in purchasing patterns across our customer base, including potential differences in consumables spending between earlier adopters of our technologies and more recent customers and variances in rates of increase of consumables spending following new technology purchases;

•geopolitical and macroeconomic developments, such as the conflict between Ukraine and Russia and related sanctions, such as the COVID-19 pandemic, inflation, increased cost of goods, supply chain issues, and global financial market conditions;
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
In addition, a significant portion of our operating expenses are relatively fixed in nature, including our existing and recently acquired leases, and planned expenditures are based in part on expectations regarding future revenue. Accordingly, unexpected revenue shortfalls could decrease our gross margins and cause significant changes in our operating results from quarter to quarter. If this occurs, the trading price of our securities could fall substantially. This variability and unpredictability caused by factors such as those described above and elsewhere in this section could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our securities could decline substantially. Such a stock price decline could occur even when we have met or exceeded any previously publicly stated guidance or expectations.
If we are unable to maintain adequate revenue growth or do not successfully manage such growth, our business and growth prospects will be harmed.
We may not achieve substantial growth rates in future periods. Investors should not rely on our operating results for any prior periods as an indication of our future operating performance. To effectively manage our anticipated future growth, we must continue to maintain and enhance our financial, accounting, manufacturing, customer support and sales administration systems, processes and controls, and to integrate such systems, processes and controls into our newly acquired businesses. Failure to effectively manage our anticipated growth could lead us to over-invest or under-invest in development, operational and administrative infrastructure; result in weaknesses in our infrastructure, systems, or controls; give rise to operational mistakes, losses, loss of customers, productivity or business opportunities; and result in loss of employees and reduced productivity of remaining employees.
Our continued growth could require significant capital expenditures and might divert financial resources from other projects such as the development or integration of new products, technologies and services. As additional products and technologies are commercialized, we may need to incorporate new equipment, implement new technology systems, or hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher product costs, declining product quality, deteriorating customer service, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and technologies, and could damage our reputation and the prospects for our business.
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
Our future capital needs are uncertain and we may require additional funding in the future to advance the commercialization of our Saphyr system, Ionic Purification system, NxClinical software, and our other products, technologies and services, as well as continue our research and development efforts. If we fail to obtain additional funding, we will be forced to delay, reduce or eliminate our commercialization and development efforts.
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash in order to continue the commercialization of our products and technologies, fund our research and development programs, expand headcount and execute potential strategic transactions. In connection with the preparation of our financial statements for the fiscal year ended December 31, 2022, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient for the next twelve months from the issuance of this report. Our ability to execute our operating plan depends on our ability to generate sales and obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. For example, we will likely need to raise substantial additional capital to:

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
•add operational, financial and management information systems; and
•cover increased costs incurred as a result of continued operation as a public company, including costs resulting from our no longer qualifying as an emerging growth company and, if applicable, in the future, loss of our status as a smaller reporting company or changes in our status from a non-accelerated filer to an accelerated filer or large accelerated filer.
Our future funding requirements will be influenced by many factors, including:
•the cost of integrating our newly acquired businesses or of acquiring future businesses;
•market acceptance of our products, technologies and services, and the variability in costs to achieve such acceptance;
•the cost and timing of establishing additional sales, marketing and distribution capabilities;
•the cost of our research and development activities;
•our ability to satisfy any outstanding or future debt obligations;
•increasing interest rates;
•supply chain disruptions;
•the success of our existing distribution and marketing arrangements and our ability to enter into additional arrangements in the future;
•the effects of geopolitical or macroeconomic developments, such as the ongoing military conflict between Russia and Ukraine, related sanctions or the COVID-19 pandemic; and
•the effect of competing technological and market developments.
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
Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of ongoing geopolitical or macroeconomic developments. If these conditions persist or worsen, we could experience an inability to access additional capital. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our technologies and products. We also may have to reduce marketing, customer support or other resources devoted to our products or technologies or cease operations. Any of these factors could have a material adverse effect on our financial condition, operating results and business. Any of the foregoing could significantly harm our business, prospects, financial condition and results of operation and could cause the price of our securities to decline.

If we are not able to increase the number of authorized shares of our common stock or our trading price does not increase, we may be limited in our ability to issue and sell our shares, and, as a result, our operations and financial condition may be materially and adversely affected.
We will need to seek the additional capital necessary to fund our operations through public or private equity offerings, debt financings, and collaborative and licensing arrangements. We have limited shares of our common stock currently available and authorized for issuance. Investors in prior transactions have purchased our shares of common stock or our convertible securities, such as warrants, for which we must reserve unissued shares of our common stock. We therefore will likely need to increase the number of authorized shares of our common stock, which requires stockholder approval, in order to issue shares of our common stock or securities convertible, exercisable or exchangeable into shares of our common stock to investors and other strategic partners, in capital raising transactions. If our trading price does not increase or if we are unable to increase the authorized shares of our common stock, we will be limited in our efforts to raise additional capital. As a result, our operations and financial condition may be materially and adversely affected.
Unfavorable geopolitical and macroeconomic developments could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and adverse geopolitical and macroeconomic developments, including without limitation inflation, slowing growth, rising interest rates and recession. A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in decreased demand for our products and services, increases in our operating costs (including our labor costs), prolonged unemployment, reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Risks of a prolonged global economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy, regardless of the reason for the decline, could also strain our suppliers, possibly resulting in supply disruption. Any actual or perceived disruption in our product distribution channel could alter customer buying decisions, prompting customers to delay or cancel their orders, which would negatively impact our sales revenue and could harm our reputation. For example, during the COVID-19 pandemic, customers that committed to order minimum quantities of consumables or to purchase our Saphyr instrument delayed such commitments. In addition, we anticipate that ongoing disruptions in our supply chain due to lingering COVID-19 and general macroeconomic effects may cause shortages in the materials required to operate our instruments, therefore limiting our ability to process customer samples and the ability of users of our systems to operate our system. We have experienced supply chain disruptions, some of which have delayed shipment of products to our customers. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
Additionally, following the invasion of Ukraine by Russia, financial markets around the world experienced volatility. In response to the invasion, the United States, United Kingdom and European Union, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted, and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity, in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. As the adverse effects of this conflict continue to develop and potentially spread, both in Europe and throughout the rest of the world, our customers may be negatively impacted, which in turn may cause them to delay purchasing decisions and otherwise depress the level of spend conducted by such customers for our products, technologies and services. Further, a weak or declining economy could strain our suppliers, possibly resulting in additional supply disruption. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. We have operations, as well as current and potential new customers throughout Europe. If economic conditions in Europe and other key markets for our products and technologies continue to remain uncertain or deteriorate further, including as a result of COVID-19 or otherwise, we could experience adverse effects on our business, supply chain, partners or customers.

The COVID-19 pandemic has materially affected and could continue to materially affect our operations globally, including at our headquarters in San Diego, California, as well as the business or operations of our research partners, customers and other third parties with whom we conduct business.
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
As public health directives surrounding the pandemic have relaxed, we have modified our work-from-home policies for certain employees and certain of our business practices, including reopening our offices and permitting travel and in-person events, taking into consideration government restrictions, employee safety and health risks. Our approach may vary among geographies depending on appropriate health protocols, and may change at any time. Additionally, our efforts to reopen our offices safely may not be successful, could expose our employees to health risks, and could involve additional costs or liability. To the extent our employees are exposed to or become ill with COVID-19, our ability to conduct our global and domestic operations may be impaired from time to time. For example, we experienced at various times during the pandemic the inability to visit certain customer sites to support installation of, training on or service to our OGM systems. As a result, in the past, we have had to delay instrument installations or service related visits. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which may present strategy, operational, talent recruiting and retention, worker productivity and efficiency, and workplace culture challenges that may adversely affect our business. Furthermore, our remote workforce poses increased risks to our information technology systems and data as more of our personnel leverage resources not necessarily within our control.
In connection with our Bionano Laboratories diagnostic services, COVID-19 poses the risk that we or our employees, contractors, suppliers, courier delivery services and other partners may be prevented from conducting business activities, including due to, among other things, spread of the disease within these groups or shutdowns that may be requested or mandated by governmental authorities. The continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain of materials needed for our diagnostic tests, interrupt our ability to receive specimens, impair our ability to perform or deliver the results from our tests, impede patient movement or interrupt healthcare services causing a decrease in test volumes, delay coverage decisions from Medicare and third-party payors, delay ongoing and planned clinical studies involving our tests, negatively affect enrollment in our ongoing or future studies, cause us to make strategic determinations regarding, among other things, the cost and quality of the components and supplies we acquire, and have a material adverse effect on our business, financial condition and results of operations. For example, COVID-19 related disruptions to the global supply chain created challenges in getting sufficient components and raw materials for production of our OGM systems and consumables, as well as resulted, at least in part, in unfavorable flowcell yields in 2021 and part of 2022. If the pandemic persists, these disruptions could reoccur or persist.
As global economic conditions recover, business activity may not recover as quickly as anticipated or at all, and it is not possible at this time to estimate the long-term impacts that these factors could have on our business, or the global economy as a whole, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Conditions will be subject to the effectiveness of government policies, including vaccine mandates, vaccine shortages and administration rates, the emergence of new strains or variants of the virus in markets and communities where we, our customers, and our suppliers are operating our business and other factors that are not foreseeable. Any of the foregoing could adversely affect our business, financial condition and results of operations. In addition, these factors may also have the effect of heightening many of the other risks and uncertainties described in this Annual Report on Form 10-K.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use, excise or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation informally titled the Tax Cuts and Jobs Act; the Coronavirus Aid, Relief, and Economic Security Act; and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. These developments, along with any other future changes in U.S. tax laws could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation.
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
As of December 31, 2022, we had federal and state tax net operating loss carryforwards of $463.8 million and $197.6 million, respectively. The federal tax loss carryforwards include $282.9 million that do not expire, but utilization of such tax loss carryforwards is limited to 80% of our taxable income. The remaining federal tax loss carryforwards of $180.9 million and state tax loss carryforwards begin to expire in 2027 and 2023, respectively, unless previously utilized. As of December 31, 2022, we also had federal and California research credit carryforwards of $9.4 million and $8.8 million, respectively. The federal research credit carryforwards begin to expire in 2027 unless previously utilized. The California research credits carry forward indefinitely.
In addition, utilization of our net operating losses and research and development credit carryforwards may be subject to limitations due to ownership changes that have occurred or that could occur in the future in accordance with applicable provisions of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law. We may have experienced one or more ownership changes in the past and we may also experience additional ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss or research and development credit carryforwards is materially limited, it would harm our future operating results by increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
As part of our growth strategy, we have acquired and may continue to acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses or assets. We may not be able to locate or make suitable acquisitions on acceptable terms, and future acquisitions may not be effectively and profitably integrated into our business. Our failure to successfully complete the integration of any business or assets that we acquire could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. Integration challenges may include the following:
•disruption in our relationships with our pre-acquisition customers, distributors or suppliers, or in the relationships of our acquired businesses with their pre-acquisition customers, distributors or suppliers, as a result of such a transaction;
•unanticipated expenses and liabilities related to acquired companies or assets;
•disputes with the seller(s) of any acquired companies or assets or litigation with the seller(s) or third parties resulting from acquired companies or assets;
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
•difficulties developing and marketing new products, technologies and services or integrating new products, technologies and services into our commercial plan;
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
In addition, in connection with any such transactions, we may also issue equity securities in a dilutive manner, incur additional debt, assume contractual obligations or liabilities or expend significant cash. Such transactions could harm our operating results and cash position, negatively affect the price of our stock and cause dilution to our current stockholders. For example, in connection with our acquisition of Lineagen, a U.S.-based provider of proprietary molecular diagnostics services for individuals presenting with certain neurodevelopmental disorders, we issued 6.2 million shares of our common stock, in our acquisition of BioDiscovery, a U.S.-based software company with solutions for analysis, interpretation and reporting of genomics data, we paid upfront consideration consisting of a combination of approximately $52.3 million in cash and 2.7 million shares of our common stock, and in our acquisition of Purigen, a U.S-based DNA and RNA extraction company, we paid upfront consideration of approximately $32.0 million in cash. In connection with the acquisition of BioDiscovery, we issued an additional 5.0 million shares of our common stock subject to vesting based on continued service of a key employee. These shares vested in full on October 4, 2022.
The issuances of shares in connection with the Lineagen and BioDiscovery acquisitions resulted in dilution to our existing stockholders, the payment of cash in the BioDiscovery acquisition reduced our cash by approximately $52.3 million, the payment of cash in the Purigen acquisition reduced our cash by approximately $32.0 million, our headcount increased by more than 75 employees as a result of all three acquisitions, and we acquired new leases in each acquisition. Accordingly, in addition to transaction costs, these acquisitions have increased our operating expenses, further increasing our net losses. We cannot predict the number, timing or size of any future strategic transactions, or the effect that any such transactions might have on our operating results.
Although we conducted extensive business, financial and legal due diligence in connection with our evaluation of our recent acquisitions, our due diligence investigations may not have identified every matter that could adversely affect our business, operating results and financial condition, and such investigations may have identified matters that, in the opinion of our management based on information available at the time, bore an acceptable level of risk that they, individually or in the aggregate, might or might not adversely affect our business, operating results or financial condition. We may be unable to adequately address the financial, legal and operational risks introduced by our recent acquisitions and may have difficulty developing experience with the industries in which Lineagen, BioDiscovery and/or Purigen operate. Accordingly, we cannot guarantee that our recent acquisitions will yield the results we have anticipated and unforeseen complexities and expenses may arise. In addition, we may not achieve the revenues, growth prospects and synergies expected from these recent acquisitions, and any such benefits we do achieve may not offset our increased costs, resulting in a potential impairment of goodwill or other assets that were acquired. For any future acquisitions, we may similarly be unable to achieve revenue, growth prospects and synergies in a manner consistent with our expectations. Our failure to do so could adversely affect our business, operating results and financial condition.
If our products or technologies fail to achieve and sustain sufficient market acceptance, our revenue will be adversely affected.
Our success depends on our ability to develop and market products and technologies that are recognized and accepted as reliable, enabling and cost-effective. Most of the potential customers for our products and technologies already use expensive research systems in their laboratories that they have used for many years and may be reluctant to replace those systems with ours. Market acceptance of our systems will depend on many factors, including our ability to demonstrate to potential customers that our technology is an attractive alternative to existing technologies. Compared to some competing technologies, our technology is new and complex, and many potential customers have limited knowledge of, or experience with, our products and technologies. Prior to adopting our systems, some potential customers may need to devote time and effort to testing and validating our systems. Any failure of our systems to meet these customer benchmarks could result in potential customers choosing to retain their existing systems or to purchase systems other than ours. In addition, it is important that our gene mapping and DNA isolation systems be perceived as accurate and reliable by the scientific and medical research community as a whole.

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
For example, in January 2021, we completed two underwritten public offerings pursuant to which we issued an aggregate of approximately 71.7 million shares of our common stock for gross proceeds, before deducting underwriting discounts and commissions and offering expenses, of approximately $331.8 million. In March 2021, we entered into an at-the-market facility with Cowen and Company, LLC, or Cowen, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal, which we amended in March 2023 to provide for sales of up to $200.0 million going forward. In August and September 2021, we sold 2.3 million shares of common stock through Cowen for gross proceeds of approximately $13.9 million before deducting offering costs. In the fiscal year ended December 31, 2022, we sold 6.6 million shares of common stock under the Cowen ATM for gross proceeds of approximately $23.1 million before deducting offering costs. In January and February 2023, we sold approximately 9.5 million shares of common stock under the Cowen ATM for gross proceeds of approximately $15.2 million before deducting offering costs. In addition, we issued shares of our common stock in connection with our acquisitions of Lineagen and BioDiscovery. Any future significant sales of our capital stock or strategic transactions in which we use equity as consideration would result in further dilution to our current stockholders. As a result of these issuances, our investors experienced dilution of their ownership interests.
The issuance of shares under awards granted under existing or future employee equity benefit plans may cause immediate and substantial dilution to our existing stockholders.
In order to provide persons who have a responsibility for our management and/or growth with additional incentive, to increase their proprietary interest in our success, and to support and increase our ability to attract and retain individuals of exceptional talent, we maintain multiple equity incentive plans. The total number of shares of our common stock available for the grant of awards under these plans is 8.6 million, 0.1 million and 2.1 million for our 2018 Equity Incentive Plan, as amended, 2018 Employee Stock Purchase Plan and 2020 Inducement Plan, as amended, respectively, subject to adjustment, including pursuant to automatic “evergreen” increases in certain of our plans. As of December 31, 2022, we had outstanding equity awards underlying those plans accounting for 24.4 million underlying shares. We may also adopt one or more additional employee equity benefit plans in the future. The issuance of shares under an employee equity benefit plan may result in substantial dilution to the interests of other stockholders. For example on February 15, 2023, our Board of Directors granted our executive officers options to purchase an aggregate of 3.3 million shares of our common stock, and 0.7 million restricted stock units (RSUs), which represented approximately 1% of our outstanding shares of common stock based on the 306.2 million shares of common stock outstanding as of March 6, 2023. Accordingly, the issuance of shares under current or future employee equity benefit plans will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.
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
Although we believe that our current assays and our planned future assays represent a promising commercial opportunity, our products or assays may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to further establish a market for our products and diagnostic assays and build that market through physician education, awareness programs and the publication of clinical trial results. Gaining acceptance in medical communities requires, among other things, publications in leading peer-reviewed journals of results from studies using our current products, assays and services and/or our planned future products, assays and services. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals would limit the adoption of our current products, assays and services and our planned future products, assays and services.
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
Geopolitical and macroeconomic developments, such as the COVID-19 pandemic may also increase the risk and uncertainty of the events described above and delay our development timelines. Failure to achieve widespread market acceptance of our current products, assays and services, as well as our planned future products, assays and services, would materially harm our business, financial condition and results of operations.
In the near term, sales of our Saphyr system, Ionic Purification system, NxClinical software, consumables and genome analysis services will depend on levels of research and development spending by clinical research laboratories, academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our technologies and products and adversely affect our business and operating results.
In the near term, we expect that our revenue from sales of our Saphyr system, Ionic Purification system, NxClinical software, consumables and OGM services will be derived primarily from sales to academic and governmental research institutions, and academic and commercial clinical laboratories, as well as biopharmaceutical and contract research companies worldwide for research applications. The demand for our products and technologies will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
•changes in government programs that provide funding to research institutions and companies;
•changes in the regulatory environment;
•scientists’ and customers’ opinions of the utility of new products, technologies or services;
•reductions in or other difficulties relating to, among other things, staffing, capacity, shutdowns or slowdowns of laboratories and other institutions as well as other impacts stemming from various geopolitical and macroeconomic developments, such as the conflict between Ukraine and Russia, related sanctions and the COVID-19 pandemic;
•differences in budgetary cycles; and
•market acceptance of relatively new technologies, such as ours.
In addition, our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by our customers. Any decrease in customers’ budgets or expenditures, including impacts stemming from various geopolitical and macroeconomic developments, such as the conflict between Ukraine and Russia, related sanctions and the COVID-19 pandemic, or in the size, scope or frequency of capital or operating expenditures, could materially and adversely affect our business, operating results and financial condition.

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
•our ability to successfully market our Ionic Purification system through our Purigen business, and to integrate that technology in our existing ecosystem of technologies;
•successfully commercialize new technologies in a timely manner, price them competitively and manufacture and deliver sufficient volumes of new products of appropriate quality on time; and
•customers’ willingness to adopt new technologies.
In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products and technologies that do not lead to significant revenue. For example, we completed the BioDiscovery acquisition in October 2021 and the Purigen acquisition in November 2022 and will need to devote time and resources in order to further develop and integrate BioDiscovery’s software and technology solutions and Purigen’s Ionic Purification system for our current and anticipated product offerings. We may be unsuccessful in achieving our desired results or in marketing such solutions to our future customers. Even if we successfully innovate and develop new products and technologies and product and technological enhancements, we may incur substantial costs in doing so, and our profitability may suffer.
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
Our future success is dependent upon our ability to further penetrate our existing customer base, attract new customers and retain the customers of our acquired businesses.
Our current customer base for our products and technologies is primarily composed of academic and governmental research institutions and biopharmaceutical and contract research companies and, for our Bionano Laboratories diagnostic services, physicians and their patients. Our success will depend upon our ability to respond to the evolving needs of, and increase our market share among, existing customers and additional potential customers, marketing new products, technologies and services as we develop them. Our successes will also depend on our ability to maintain relationships with the customers of our acquired businesses. Identifying, engaging and marketing to customers who are unfamiliar with our current products and technologies requires substantial time, expertise and expense and involves a number of risks, including:
•our ability to attract, retain and manage the sales, marketing and service personnel necessary to expand market acceptance for our technology;
•the time and cost of maintaining and growing a specialized sales, marketing and service force; and
•the fact that our sales, marketing and service force may be unable to execute successful commercial activities.
We have utilized third parties to assist with sales, distribution and customer support in certain regions of the world. We may be unsuccessful in attracting desirable sales and distribution partners. We may also be unable to enter into arrangements with such partners on favorable terms. Any failure of our sales and marketing efforts, or those of any third-party sales and distribution partners, could adversely affect our business
The size of the markets for our products and technologies may be smaller than we estimate, and new markets may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products and technologies.
The market for our OGM-based products and technologies is evolving, making it difficult to predict with any accuracy the market opportunity for our current and future products and technologies. Our estimates of the total addressable market for our current and future products and technologies are based on a number of internal and third-party estimates and assumptions. Both our current market opportunity estimates for cytogenomics and discovery research and our potential future market opportunity estimates, including newborn screening, population genomics, neurological and cardiological risk assessment, and cell bioprocessing quality control, are forward-looking statements and are subject to significant risks and uncertainties. While these were prepared in good faith, we cannot provide assurances as to future results or events because these estimates are dependent in part on, among other things, anticipated demand for OGM instruments, complementary capabilities of OGM and NGS, and expected consumption of chips and sample prep and labeling kits. In particular, these estimates are based on current and projected selling prices for instruments and consumables, each of which is subject to change over time and may be drastically affected without warning due to matters outside of our control, including geopolitical and macroeconomic developments.
The estimates and assumptions underlying our addressable market opportunities also involve significant judgments with respect to, among other things, future economic, competitive, regulatory, market and financial conditions, as well as future customer demand, business decisions and corporate opportunities that may not be realized, and that are inherently subject to significant business, economic, competitive and regulatory risks and uncertainties, all of which are difficult to predict and many of which are outside of our control. For example, as interest rates continue to rise, our customers may be unable to deploy additional capital to purchase, or re-prioritize their budget away from, our products and technologies. In addition, our underlying assumptions and estimates may prove to be inaccurate and our financial objectives may not be realized, and therefore our actual results may differ materially from our estimated addressable market opportunities.
Any addressable market opportunities identified in this Annual Report on Form 10-K should not be construed as financial guidance and should not otherwise be relied upon as being necessarily indicative of future results, and you are cautioned not to place undue reliance on our estimated addressable opportunities. In preparing our estimated addressable opportunities, we have relied upon and assumed, without independent verification, the accuracy and completeness of certain industry and market information provided to us by third parties or through publicly available sources, which information involves assumptions and limitations, and you should not give undue weight to such information.

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
We have limited experience marketing and selling our products and technologies. We currently sell our Saphyr system and Ionic Purification system for RUO, through our direct field sales and support organizations located in North America and Europe and through a combination of our own sales force and third-party distributors in additional major markets such as Australia, China, Japan and South Korea.
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
We currently rely on a single contract manufacturer to manufacture and supply all of our OGM-based instruments, including our new Ionic Purification instruments. See “Business — Key Agreements” in this Annual Report on Form 10-K. In addition, we rely on a single contract manufacturer based in the United States to manufacture and supply all of our chip consumables. Since our contracts with these manufacturers do not commit them to supply quantities beyond the amounts included in our purchase orders, and do not commit them to carry inventory or make available any particular quantities, these contract manufacturers may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. If either of these manufacturers were to be unable to supply instruments or chip consumables, our business would be harmed.
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
We have encountered situations that resulted in delays or shortfalls caused by our outsourced manufacturing suppliers and by other third-party suppliers who manufacture components for our products. We have been negatively impacted by unfavorable flowcell yields in the production cycle. If the same or a similar issue were to occur, it could lead to lower gross margins in future periods. If we are unable to keep up with demand for our products, our revenue could be impaired, market acceptance for our products could be adversely affected and our customers might instead purchase our competitors’ products. Our inability to successfully manufacture our products would have a material adverse effect on our operating results.
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
Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, earthquake, power loss, communications failure, terrorism, burglary, public health crises (including restrictions that may result from various geopolitical and macroeconomic developments, such as the ongoing conflict between Ukraine and Russia or the COVID-19 pandemic) or other events, which may make it difficult or impossible for us to perform our testing services for some period of time or to receive and store samples. The inability to perform tests or to reduce the backlog of sample analysis that could develop if one or both of our facilities become inoperable, for even a short period of time, may result in the loss of revenue, loss of customers or harm to our reputation, and we may be unable to regain that revenue, those customers or repair our reputation in the future. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters and man-made disasters or other sudden, unforeseen and severe adverse events.
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
Undetected errors or defects in our products or technologies could harm our reputation, decrease market acceptance of our products or technologies or expose us to product liability claims or recalls.
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
During the years ended December 31, 2022 and 2021, approximately 58% and 54%, respectively, of our revenue was generated from customers located outside of the United States. We believe that a substantial percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:
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
Our future success depends on our ability to recruit, train, retain, motivate and integrate key personnel, including our recently expanded senior management team, as well as our research and development, manufacturing and sales and marketing personnel. Competition for qualified personnel is intense. This competition has become exacerbated by the increase in employee resignations throughout the United States, which is commonly referred to as the “great resignation.” We may also experience employee turnover as a result of the ongoing “great resignation.” Our growth depends, in particular, on attracting and retaining highly-trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers and develop new products and technologies. Because of the complex and technical nature of our products and technologies and the dynamic market in which we compete, any failure to attract, train, retain, motivate and integrate qualified personnel could materially harm our operating results and growth prospects. In response to competition, rising inflation rates and labor shortages, we may need to adjust employee cash compensation, which would affect our operating costs and our margins, or equity compensation, which would affect our outstanding share count, causing dilution to existing shareholders and possibly souring investor sentiment, which could in turn make it difficult to achieve our goals.
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
We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of our business, we collect, store, use, protect, secure, generate, transfer, dispose of, transmit, disclose, and otherwise process sensitive, proprietary, and confidential information, including intellectual property, trade secrets, financial information, and personal data (including protected health information) (collectively, “Sensitive Data”). We may rely upon third-party service providers and technologies to operate critical business systems to process Sensitive Data in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions and, as a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. We may share or receive sensitive data with or from third parties.
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
In the ordinary course of business, we collect, store, protect, secure, generate, transfer, dispose of, use, transmit, disclose and otherwise process personal data (including protected health information) and other sensitive information, including proprietary and confidential business data, trade secrets, and intellectual property. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specific requirements relating to the privacy, security, and transmission of individually identifiable health information. As another example, the California Consumer Privacy

Act of 2018, or the CCPA, imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages). In addition, the California Privacy Rights Act of 2020, or the CPRA, operative January 1, 2023, expands the CCPA’s obligations on businesses. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce relevant laws, which could increase the risk of an enforcement action, and applies to personal information of business representatives and employees. Other states have also recently enacted data privacy laws, as well as at the federal and local levels. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and take effect in 2023.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing the personal data of individuals. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million euros or 4% of annual global revenue, whichever is greater; or private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
We may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
In addition, privacy advocates and industry groups have proposed, and may propose in the future, standards with which we may be legally or contractually bound to comply. For example, we may also be subject to the Payment Card Industry Data Security Standard, or PCI DSS. The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We may also rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.
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
We face significant competition in the life sciences research and diagnostic markets. We currently compete with both established and early stage companies that design, manufacture and market systems and consumable supplies. We believe our principal competitors in the life sciences research and genome mapping markets include PacBio, Oxford Nanopore Technologies, Genomic Vision, Qiagen, and Dovetail Genomics (now part of Cantata Bio). In addition, there are a number of new market entrants in the process of developing novel technologies for the life sciences research, diagnostic and screening markets.
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
•reputation among customers;
•innovation in product offerings;
•flexibility, scalability and ease of use; and
•compatibility with existing laboratory processes, tools and methods.
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
We use standard industry billing codes, known as CPT codes, to bill for our diagnostic testing services. If these codes were to change, there is a risk of an error being made in the claim adjudication process. Such errors can occur with claims submission, third-party transmission or in the processing of the claim by the payor. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment we receive.

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
In the United States, molecular testing laboratories have multiple options for reimbursement coding, but we expect that the primary codes used will be the genomic sequencing procedure codes, or GSPs. The American Medical Association, or AMA, added GSPs to its clinical laboratory fee schedule in 2015. In addition, CMS issued a coverage determination providing for the reimbursement of next-generation sequencing for certain cancer diagnostics using an FDA-approved in vitro diagnostic test. Private health plans often follow CMS coverage and reimbursement guidelines to a substantial degree, and it is difficult to predict what CMS will decide with respect to the coverage and reimbursement of any products our customers try to commercialize.
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
If we were to lose our CLIA certification or state laboratory licenses, whether as a result of a revocation, suspension or limitation, we would no longer be able to offer our assays, which would limit our revenues and harm our business. If we were to lose, or fail to obtain, a license in any other state where we are required to hold a license, we would not be able to test specimens from those states. Additionally, if we were to lose our CAP accreditation, our reputation for quality, as well as our business, financial condition and results of operations, could be significantly and adversely affected.
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
Additionally, sales of our products outside of the United States will subject us to similar foreign regulatory requirements, all of which are far-reaching and complex, and our failure to comply with such regulatory requirements could result in substantial penalties and have a material adverse effect on our business.
Risks related to intellectual property
If we are unable to protect our intellectual property, it may reduce our ability to maintain any technological or competitive advantage over our competitors and potential competitors, and our business may be harmed.
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We have developed a global patent portfolio that includes more than 160 issued patents or allowed applications across approximately 35 patent families that are either owned or exclusively licensed. The owned and licensed patent families contain issued patents and pending applications that relate to devices, systems, and methods for macromolecular analysis, isolation and purification of molecules, genetic testing, computer software systems and reflect our active and ongoing research programs. We also were the assignee of approximately 97 pending patent applications and granted patents in particular jurisdictions outside the United States. If we fail to protect and/or maintain our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, and/or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
If we or any of our partners were to initiate legal proceedings against a third-party to enforce a patent related to one of our products, technologies or services, the defendant in such litigation could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, as are validity challenges by the defendant against the subject patent or other patents before the USPTO. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement, failure to meet the written description requirement, indefiniteness, and/or failure to disclose the best mode or to claim patent eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent intentionally withheld material information from the USPTO, or made a misleading statement, during prosecution. Additional grounds for an unenforceability assertion include an allegation of misuse or anticompetitive use of patent rights, and an allegation of incorrect inventorship with deceptive intent. Third parties may also raise similar claims before the USPTO even outside the context of litigation. The outcome is unpredictable following legal assertions of invalidity and unenforceability. With respect to the validity question, for example, we cannot be certain that no invalidating prior art existed of which we and the patent examiner were unaware during prosecution. These assertions may also be based on information known to us or the USPTO. If a defendant or third-party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the claims of the challenged patent. Such a loss of patent protection would or could have a material adverse impact on our business.
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
Our stock price has been and may continue to be volatile. The daily closing market price for our common stock has varied significantly in the last 12 months, ranging between a high price of $3.60 on August 15, 2022 and August 12, 2022 and a low price of $1.23 on May 11, 2022. During this time, the price per share of common stock has ranged from an intra-day low of $1.16 per share to an intra-day high of $4.35 per share.
The trading price of our securities is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the risk factors discussed in this section and elsewhere in our Annual Report on Form 10-K, these factors include:
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
•the failure of our customers to obtain and/or maintain coverage and adequate reimbursement for their services using our Saphyr systems, Ionic Purification systems or our NxClinical software;
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
•natural disasters, infectious diseases, conflict, including the ongoing military conflict between Russia and Ukraine and the related sanctions, civil unrest, epidemics or pandemics including COVID-19, outbreaks, resurgences or major catastrophic events;
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
Further, in connection with our Annual Report on Form 10-K for the period ended December 31, 2021, our independent registered public accounting firm was required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. As of December 31, 2022, we qualified as a “non-accelerated filer” based on the market value of our common stock held by non-affiliates as of June 30, 2022 and revenue for the fiscal year ended December 31, 2021. For as long as we are a non-accelerated filer, we will not be required to obtain an independent assessment of the effectiveness of our internal controls, including in connection with this Annual Report on Form 10-K. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Consequently, if we choose not to obtain an independent assessment, there is a risk that we may not detect problems with our internal controls that otherwise might have been detected.
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
We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies could make our securities less attractive to investors.
As of June 30, 2021, the market value of our common stock held by non-affiliates exceeded $700.0 million, causing us to no longer qualify as a “smaller reporting company” beginning with our first Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022. However, as of June 30, 2022, the market value of our common stock held by non-affiliates did not exceed $560.0 million and our revenue for the fiscal year ended December 31, 2021 did not exceed $100.0 million. As a result, we once again qualified as a smaller reporting company effective as of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, although we continued to be a large accelerated filer until the filing of this Annual Report on Form 10-K. Consequently, we qualify as a smaller reporting company and a non-accelerated filer for our 2023 reporting period, which allows us to immediately take advantage of many exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, but we still expect to incur substantial legal and financial compliance costs. As we have chosen to avail ourselves of certain scaled disclosure requirements applicable to smaller reporting companies, the content of our disclosures may differ from period to period. We may no longer qualify as a smaller reporting company in the future should the market value of our common stock held by non-affiliates as of the end of the second quarter of any given year once again exceed $700.0 million or our revenue as of the end of any fiscal year exceed $100.0 million. There may be further variance in the content of our disclosures as we avail ourselves of certain scaled disclosure requirements if we subsequently no longer qualify as a smaller reporting company because we would be required to provide the full disclosures required of non-smaller reporting companies. We cannot predict if investors will find our securities less attractive because we rely on these exemptions, which could result in a less active trading market for our securities and increased volatility in the price of our securities.
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
In addition, as of the date of this Annual Report on Form 10-K, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of an aggregate of 36,796,518 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. We also intend to file future registration statements on Form S-8 under the Securities Act registering the issuance of additional shares of common stock as the number of shares that may be issued under certain employee equity benefit plans automatically increase due to “evergreen” provisions. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.
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
The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. As a newer public company, we have only limited research coverage on our company by equity research analysts. If securities or industry analysts elect not to initiate or continue to provide coverage of our company, the trading price for our securities would likely be negatively impacted. If one or more of the analysts who covers us downgrades our securities or publishes inaccurate or unfavorable research about our business, the price of our securities may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our securities could decrease, which might cause the price of our securities and trading volume to decline.
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

In August 2020, through the acquisition of Lineagen we obtained a lease for approximately 9,710 square feet of office space in Salt Lake City, Utah under a non-cancelable operating lease that expires in December 2026. We continue to conduct part of our Bionano Laboratories business at this property.
In October 2021, through the acquisition of BioDiscovery, we obtained a finance lease for approximately 4,786 square feet of office space in El Segundo, California that expires in February 2041. We continue to conduct part of our BioDiscovery business at this property.
In November 2022, through the acquisition of Purigen, we obtained an operating lease for approximately 16,165 square feet of office and laboratory space in Pleasanton, California that expires in July 2027. We continue to conduct part of our Purigen business at this property.
We feel our properties are sufficient to satisfy our current needs.
ITEM 3. LEGAL PROCEEDINGS
We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceedings against us that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on The Nasdaq Capital Market under the symbol “BNGO.”
Common Stock Holders
As of March 6, 2023, there were approximately 95 holders of record of our common stock. Certain shares of our common stock are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.
Warrant Holders
As of March 6, 2023, there was one holder of record of our warrants issued in our initial public offering, which are listed on the Nasdaq Stock Market LLC under the symbol “BNGOW” (“Warrants”). Certain of our Warrants are held in “street” name and thus the actual number of beneficial owners of such Warrants is not known or included in the foregoing number.
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
Overview
We are a provider of genome analysis solutions that can enable researchers and clinicians to reveal answers to challenging questions in biology and medicine. Our mission is to transform the way the world sees the genome through OGM solutions, diagnostic services and software. We offer OGM solutions for applications across basic, translational and clinical research, and for other applications including bioprocessing. Through our Bionano Laboratories business, we also provide diagnostic testing for patients with clinical presentations consistent with autism spectrum disorder and other neurodevelopmental disabilities. Through our BioDiscovery business, we offer an industry-leading, platform-agnostic software solution, which integrates next-generation sequencing and microarray data designed to provide analysis, visualization, interpretation and reporting of copy number variants, single-nucleotide variants and absence of heterozygosity across the genome in one consolidated view. Through our Purigen business, we offer nucleic acid extraction and purification solutions using proprietary ITP technology.
We expect to see OGM adoption in cytogenomics, discovery research and cell bioprocessing quality control (QC). Within cytogenetics and molecular pathology, we estimate the number of cytogenetic labs on a worldwide basis (excluding India and developing countries) to be approximately 10,000. We estimate that these labs analyze approximately 10.0 million samples per year. Additionally, we estimate the number of pharmaceutical and biotech companies that are engaged in research and development of various cell therapies that rely on methods, including cytogenetics, for QC of the cell modification and manufacturing process to be approximately 1,400. Based on these estimates, we believe the economic potential for OGM in these markets is approximately $10.0 billion annually, $3.0 billion of which we attribute to cell bioprocessing QC. We believe there are additional potential future market opportunities for OGM including newborn screening, population genomics, and neurological and cardiological risk assessment which are not included in our estimates above.
We have incurred losses in each year since our inception. Our net losses were $132.6 million and $72.4 million for the years ended December 31, 2022, and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $348.7 million.
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
Accordingly, based on recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within 12 months of this Annual Report.
Macroeconomic and Geopolitical Developments
We are subject to additional risks and uncertainties as a result of adverse geopolitical and macroeconomic developments, such as the ongoing conflict between Ukraine and Russia and related sanctions, any lingering effects of COVID-19 and uncertain market conditions, including inflation and supply chain disruptions, which could continue to have a material impact on our business and financial results.
Following the invasion of Ukraine by Russia, the U.S. and global financial markets experienced volatility, which has led to disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity globally. In response to the invasion, the United States, United Kingdom and European Union, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia and possible future punitive measures that may be implemented, as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted, and could continue to result, in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity on acceptable terms, in both Europe and globally, and has introduced significant uncertainty into global markets. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.

We closely monitor and comply with various applicable guidelines and legal requirements in the jurisdictions in which we operate. As a result of COVID-19 and actions taken to reduce its spread, we could see additional supply chain disruptions that impact our ability to produce our products and may cause us to make strategic determinations regarding, among other things, the cost and quality of the components and supplies we acquire. We may also see negative effects on enrollment in our ongoing or future clinical studies. At various times throughout the pandemic, we have been unable to visit certain customer sites to support installation or service our OGM systems. Our manufacturing partners, suppliers, and customers have implemented similar operational reductions. This overall reduction in activity has contributed to a decrease in sales which negatively impacted our financial results in fiscal years 2021 and 2022. The future effects of the COVID-19 pandemic, if any, are unknown and our financial results may continue to be negatively affected as a result. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, which may present strategy, operational, talent recruiting and retention and workplace culture challenges that may adversely affect our business.
During the twelve months ended December 31, 2022, we experienced supply chain challenges, which we largely attribute to the COVID-19 pandemic. While the COVID-19 pandemic did not prevent us from operating our business during the twelve months ended December 31, 2022 and 2021, we experienced increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. We expect these increased costs to remain high as the COVID-19 pandemic, the Ukraine-Russia conflict and their respective effects persist. As global economic conditions recover, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. For instance, product demand may be reduced due to an economic recession, a decrease in corporate capital expenditures, prolonged unemployment, rising inflation rates, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic developments, or any similar negative economic condition. Further, the travel restrictions on our business have limited our ability to support our global and domestic operations, including providing installation and training and customer service, which has and may continue to slow the pace of our commercial strategy, sales and marketing efforts. These negative effects could have a material impact on our operations, business, earnings, and liquidity.
Financial Overview
Revenue
We generate product revenue from sales of our systems and consumables, which includes our instruments, and our NxClinical™ software. We currently sell our systems for research use only applications and our customers are primarily laboratories associated with academic and governmental research institutions, academic and commercial clinical laboratories, as well as pharmaceutical, biotechnology and contract research companies. In addition, we provide instruments to certain customers under our reagent rental program, under which we provide an instrument to customers at no cost and the customers agree to purchase minimum quantities of consumables. Consumable revenue consists of sales of reagents and chips necessary to process a sample. Sales of our NxClinical™ software, which provides customers with solutions for analysis, interpretation and reporting of genomics data, are made on a subscription basis. We generate service revenue from the sale of diagnostic testing services for those with autism spectrum disorder and other neurodevelopmental disabilities through Bionano Laboratories, as well as services performed related to customer sample evaluations using the Saphyr system. Other revenue consists of warranty and other service-based revenue, including support, repair and maintenance services.

The following table presents our revenue for the periods indicated:

	Years Ended December 31,
	2022	2021

Product revenue	$20,425,000	$12,686,000
Service and other revenue	7,377,000	5,295,000
Total	$27,802,000	$17,981,000
The following table reflects total revenue by geography and as a percentage of total revenue, based on the billing address of our customers. Americas consists of North America and South America. EMEA consists of Europe, Middle East and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, Australia and India.

	Years Ended December 31,
	2022		2021
	$	%	$	%
Americas	$13,862,000	50%	$9,329,000	52%
EMEA	8,960,000	32%	5,604,000	31%
Asia Pacific	4,980,000	18%	3,048,000	17%
Total	$27,802,000	100%	$17,981,000	100%
Cost of Revenue
Cost of product revenue for our systems and consumables includes raw material parts costs and associated freight, shipping and handling costs, contract manufacturing costs, salaries and other personnel costs, equipment depreciation, overhead and other direct costs related to those sales recognized as product revenue in the period. Cost of service and other revenue consists of third-party laboratory costs to process the diagnostic samples, salaries of our clinical technicians who interpret and deliver the results to patients, warranty services, and other costs of servicing equipment at customer sites.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and other personnel costs, amortization expense related to acquired intangibles, and stock-based compensation for our sales and marketing, finance, legal, human resources and general management, as well as professional services, such as legal and accounting services.

Results of Operations
The following table sets forth our results of operations for the years ended December 31, 2022 and 2021:

	Years Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2022	2021	2022 to 2021	2022 to 2021
Product revenue	$20,425,000	$12,686,000	$7,739,000	61%
Service and other revenue	7,377,000	5,295,000	2,082,000	39%
Total revenue	27,802,000	17,981,000	9,821,000	55%
Cost of product revenue	15,966,000	10,524,000	5,442,000	52%
Cost of service and other revenue	5,891,000	3,583,000	2,308,000	64%
Total cost of revenue	21,857,000	14,107,000	7,750,000	55%
Research and development	49,047,000	22,485,000	26,562,000	118%
Selling, general and administrative	88,596,000	58,490,000	30,106,000	51%
Total operating expenses	137,643,000	80,975,000	56,668,000	70%
Loss from operations	(131,698,000)	(77,101,000)	(54,597,000)	71%
Interest income	1,507,000	236,000	1,271,000	539%
Interest expense	(298,000)	(927,000)	629,000	(68)%
Gain on forgiveness of Paycheck Protection Program loan	—	1,775,000	(1,775,000)	100%
Loss on debt extinguishment	—	(2,076,000)	2,076,000	(100)%
Other expense	(223,000)	(59,000)	(164,000)	278%
Loss before income taxes	(130,712,000)	(78,152,000)	(52,560,000)	67%
Benefit (provision) for income taxes	(1,884,000)	5,717,000	(7,601,000)	(133)%
Net loss	$(132,596,000)	$(72,435,000)	$(60,161,000)	83%

Revenue

	Years Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2022	2021	2022 to 2021	2022 to 2021
Instruments	$8,567,000	$5,887,000	$2,680,000	46%
Consumables	6,731,000	5,808,000	923,000	16%
Software	5,127,000	991,000	4,136,000	417%
Total product revenue	20,425,000	12,686,000	7,739,000	61%
Services and other	7,377,000	5,295,000	2,082,000	39%
Total revenue	$27,802,000	$17,981,000	$9,821,000	55%
We have revised the classification of its revenue between the categories in the table above for the December 31, 2021 income statement to separately present software revenue. In our December 31, 2021 income statement, “software” was included in “services and other.”
Revenue increased by $9.8 million, or 55% to $27.8 million for the year ended December 31, 2022, as compared to $18.0 million for the same period in 2021, driven primarily from an increase in instrument and software sales as discussed below.
Instrument revenue increased $2.7 million, or 46%, to $8.6 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, due to an increase in instruments sold. For the year ended December 31, 2022, our installed base grew to 240 Saphyr systems compared to the 164 systems for the year ended December 31, 2021. We expect the number of Saphyr placements to continue to grow during 2023, driven by increased market awareness and additional published data demonstrating the utility of OGM solutions.
Consumables revenue increased $0.9 million, or 16%, to $6.7 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase in consumable revenue was attributable to higher Saphyr consumables sales given the growth of the instrument installed base. For the year ended December 31, 2022, total flowcells sold reached 15,375, an increase of approximately 23% from the 12,518 flowcells sold during the year ended December 31, 2021.
Software revenue increased $4.1 million, or 417%, to $5.1 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase is attributed to BioDiscovery’s NxClinical™ software contributing for a full year in 2022, and software revenue is expected to even out as a result. BioDiscovery was acquired in October 2021.

Service and other revenue increased $2.1 million, or 39%, to $7.4 million for the year ended December 31, 2022, primarily due to a $1.2 million increase in revenue contributed from diagnostic and service project revenue contributed from Bionano Laboratories.
Cost of Revenue, Gross Profit, and Gross Margin

	Years Ended December 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2022	2021	2022 to 2021	2022 to 2021
Gross profit (loss):
Product	$4,459,000	$2,162,000	$2,297,000	106%
Service and other	1,486,000	1,712,000	(226,000)	(13)%
Total gross profit	$5,945,000	$3,874,000	$2,071,000	53%

Gross margin:
Product	22%	17%
Service and other	20%	32%
Total gross margin	21%	22%
Cost of product revenue increased by $5.4 million, or 52%, to $16.0 million for the year ended December 31, 2022, compared to $10.5 million for the year ended December 31, 2021. The increase in cost of product revenue was primarily due to higher sales of instruments and consumables.
Cost of service and other revenue increased $2.3 million, or 64%, to $5.9 million for the year ended December 31, 2022, compared to $3.6 million for the year ended December 31, 2021. The increase in cost of service and other revenue is primarily due to increased service costs on our growing installed base as well as increased costs to support the service offerings from Bionano Laboratories.
Product gross profit increased $2.3 million, or 106%, to $4.5 million for the year ended December 31, 2022, compared to $2.2 million for the year ended December 31, 2021. The increase is primarily due to a change in product mix, where NxClinical™ software revenue represented 25% of product sales in 2022 compared to 8% in 2021, offset by an increase in product costs resulting from unfavorable flowcell yields in the production cycle and other inventory write offs.
Service and other gross profit decreased by $0.2 million, or 13%, to $1.5 million for the year ended December 31, 2022, compared to $1.7 million for the year ended December 31, 2021. The decrease in service and other gross profit is primarily due to increased service costs on our growing installed base as well increased costs to support the service offerings from Bionano Laboratories.
Research and Development Expenses
Research and development (R&D) expenses increased by $26.6 million, or 118%, to $49.0 million for the year ended December 31, 2022 as compared to $22.5 million for the same period in 2021. The increase is primarily due to a $19.4 million increase in compensation expenses, of which $9.9 million relates to stock-based compensation expense. The increase in compensation expense is primarily driven by increased headcount. We anticipate future additions to our development teams as well as continued increases to our product development costs and, thus, future increases to R&D expenses. This increase was further driven by a $5.6 million increase in product development costs, including internal materials and supply consumption costs, foundry expenses, clinical trial research, and consulting costs.
We expect R&D expenses to increase in 2023 relative to 2022 as we have added headcount in order to support our efforts to develop more scalable and efficient manufacturing workflows, expand the utility of Saphyr, and develop the next versions of OGM products – including integration of OGM data into our NxClinical software.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $30.1 million, or 51%, to $88.6 million for the year ended December 31, 2022 as compared to $58.5 million for the same period in 2021. The increase is primarily due to a $16.7 million increase in compensation expenses, of which $2.8 million relates to stock-based compensation, a $4.4 million increase in amortization of intangibles related to the acquisitions of BioDiscovery and Purigen, a $3.2 million increase in marketing expenses, and a $1.8 million increase in other headcount-related expenses. Other headcount-related expenses included the cost of recruiting, temporary employment, and facilities expenses incurred in order to support increased product demand.
The increase in compensation expense is driven primarily by increased headcount. This is due to growth in our global sales, service, and back-office teams to facilitate the expanding customer base, as well as headcount additions attributed to the acquisition of Purigen. We anticipate headcount additions to our global sales, service and back-office teams in the coming 12 months. While we expect headcount to continue to grow, we anticipate that headcount will grow at a slower pace than the trailing twelve months.
We expect selling, general, and administrative expenses to increase in 2023 due to our continuing investment in growing and supporting our customer base.
Interest Expense
Interest expense decreased by $0.6 million, or 68%, to $0.3 million for the year ended December 31, 2022, as compared to $0.9 million for the same period in 2021. In May 2021, we paid off the outstanding principal balance of our March 2019 Loan and Security Agreement (Innovatus LSA).
Interest Income
Interest income increased by $1.3 million, or 539%, to $1.5 million for the year ended December 31, 2022, as compared to $0.2 million for the same period in 2021 resulting from positive returns on investments. We did not hold available for sale securities until August 2021. Our total available-for-sale securities balance was $108.1 million as of December 31, 2022.
Gain on forgiveness of Paycheck Protection Program loan
A gain on forgiveness of our Paycheck Protection Program loan (PPP Loan) of $1.8 million was recognized during the year ended December 31, 2021 in connection with the forgiveness of the PPP Loan, including all accrued interest in full.
Loss on debt extinguishment
A loss on debt extinguishment of $2.1 million was recognized during the year ended December 31, 2021 in connection with our payment in full of the Innovatus LSA, including all accrued interest, an end of term fee, a prepayment fee, and write-off of unamortized debt issuance costs
Income tax benefit (expense)
Income tax expense increased by $7.6 million, or 133%, to a $1.9 million expense for the year ended December 31, 2022, as compared to a $5.7 million benefit for the same period in 2021, driven by the acquisition of BioDiscovery. We adjusted the business combination accounting for the tax impact of the BioDiscovery acquisition within the one year measurement period for the acquisition. The effect of the adjustment was to decrease the net deferred tax liability and decrease goodwill recorded in connection with the acquisition by $1.8 million, which increased the valuation allowance associated with our deferred taxes by $1.8 million, which we recorded to deferred tax expense for the year ended December 31, 2022.
Liquidity and Capital Resources
Since our inception, we have incurred net losses and negative cash flows from operations. We incurred net losses of $132.6 million and $72.4 million, and used $124.8 million and $71.9 million of cash from our operating activities for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $348.7 million, cash and cash equivalents of $5.1 million and $108.1 million in available-for-sale securities.
Sources of Liquidity
In the years ended December 31, 2022 and 2021, we have generated cash flows from sales of common stock and other equity instruments. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments, borrowings from credit facilities and revenue from our commercial operations. Revenue from our commercial operations has increased due to our acquisition of revenue-positive BioDiscovery. See Note 10 to our consolidated financial statements for a discussion of our recent equity activity and Note 9 to our consolidated financial statements for a discussion of terms and provisions of our debt included in this Annual Report. See the section below entitled “Capital Resources” for a discussion of our no longer qualifying as a well-known seasoned issuer and its impacts on our ability to generate liquidity.
Future Capital Requirements
We expect that our near and longer-term liquidity requirements will consist of working capital and general corporate expenses associated with the growth of our business, including, without limitation, expenses associated with scaling up our operations and continuing to increase our manufacturing capacity, sales and marketing expense, increasing market awareness of our products and services to target customers, instrument placements with customers via the reagent rental sales strategy, additional research and development expenses associated with expanding our offerings, expenses associated with continuing to build out our corporate infrastructure and expenses associated with being a public company. Our short-term capital expenditure needs relate primarily to the ongoing build out of our facilities, service lab and service-related capabilities, research and development expenses related to current and future product offerings, and enhancements to information technology. We expect such expenditures to continue throughout 2023.

Based on our $5.1 million in cash and cash equivalents and $108.1 million in available for sale securities as of December 31, 2022, we anticipate our available cash balance will not be sufficient for the next twelve months from the issuance of this report. Accordingly, based on recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements included in this Annual Report are issued. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. However, there can be no assurance that we will be able to generate funds on terms acceptable to us, on a timely basis, or at all. In addition, we have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently anticipate.
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

	Years Ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(124,816,000)	$(71,927,000)
Investing activities	82,767,000	(278,062,000)
Financing activities	23,007,000	336,111,000
Operating Activities
2022 Compared to 2021
We derive cash flows from operations primarily from the sale of our products and services. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses to support the growth of our business. We have historically experienced negative cash flows from operating activities as we have developed our technology, expanded our business and built our infrastructure, and this may continue in the future. We anticipate our use of cash in operating activities to increase in the next 12 to 24 months due to anticipated increases in headcount and ongoing support of our growing operations, including R&D operations and servicing our expanding commercial footprint. As discussed below, we anticipate our available cash balance will not be sufficient for the next twelve months from the issuance of this report. We plan to raise additional capital to fulfill our operating and capital requirements for at least 12 months through public or private equity or debt financings, however, we may not be able to secure such financing in a timely manner or an favorable terms, if it all.
Net cash used in operating activities was $124.8 million during the year ended December 31, 2022 as compared to $71.9 million during the year ended December 31, 2021. The increase in cash used in operating activities of $52.9 million is attributed to increased headcount of 35% across the business, increased professional fees to support ongoing business operations and increase our international presence and increased spending on materials and supplies during the year ended December 31, 2022.
Investing Activities
2022 Compared to 2021
Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure, as well as the acquisitions of Lineagen, BioDiscovery and Purigen to grow our business. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. Net cash provided by investing activities was $82.8 million during the year ended December 31, 2022, compared to $278.1 million used in investing activities during the year ended December 31, 2021. This increase in cash provided by investment activities of $360.8 million is attributed to sales of available-for-sale investments and is offset by the acquisition of Purigen, our new wholly owned subsidiary.
Financing Activities
2022 Compared to 2021
Net cash provided by financing activities was $23.0 million during the year ended December 31, 2022 as compared to $336.1 million during the year ended December 31, 2021, a decrease of $313.1 million. During the year ended December 31, 2021, we raised approximately $311.1 million in net proceeds from executing two follow-on offerings, $10.0 million from warrant and stock option exercises, and $29.9 million in sales under our at-the-market facilities with Landenburg Thalmann & Co. Inc. (Landenburg) and Cowen (Cowen). These proceeds were offset by our repayment in full of all outstanding amounts under our

Innovatus LSA of $15.0 million, including all accrued interest, the end of term fee, and a prepayment fee. During the year ended December 31, 2022, we raised approximately $23.1 million in gross proceeds from sales under the Cowen ATM.
Capital Resources
As of December 31, 2022, we had approximately $5.1 million in cash and cash equivalents, $108.1 million of available-for-sale securities, and $121.4 million of working capital.
During the fourth quarter of 2020, we sold 27.0 million shares of our common stock under our prior at-the-market facility at an average share price of $0.82, and received gross proceeds of approximately $22.1 million before deducting offering costs of $0.6 million. In January 2021, we sold an additional 6.3 million shares of our common stock under the prior at-the-market facility at an average share price of $2.68, and received gross proceeds of approximately $16.9 million before deducting offering costs of $0.4 million. This at-the-market facility was terminated effective March 22, 2021 and replaced by an at-the-market facility with Cowen (the Cowen ATM).
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
On January 19, 2021, we filed an automatic shelf registration statement on Form S-3 (File No. 333-252216) with the U.S. Securities and Exchange Commission, or SEC, as a “well-known seasoned issuer.” The registration statement allows us to issue an indeterminate number or amount of common stock, preferred stock, debt securities and warrants from time to time in one or more offerings. However, there can be no assurance that we will complete any future offerings of securities. Any future offerings under this registration statement will be dependent upon, among other factors, market conditions, available pricing, our financial condition, investor perception of our prospects and our capital needs. Further, as of the date of this Annual Report, the worldwide market value of our voting and non-voting common equity held by our non-affiliates did not equal $700.0 million or more, calculated as of a date within 60 days prior to filing, and, consequently, we are no longer a well-known seasoned issuer. We may continue to use our automatic shelf registration statement but only for a limited time and only if we follow the applicable provisions of the Securities Act of 1933, as amended (the Securities Act), the rules promulgated thereunder and the guidance of the SEC relating to a former well-known seasoned issuer utilizing an automatic shelf registration statement. We anticipate filing a new shelf registration statement after filing this Annual Report; however, we anticipate being unable to raise additional capital as efficiently as when we could rely on our automatic shelf registration statement, and raising capital may take more time and be more costly as a result.
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
We have in place the Cowen ATM, as amended, pursuant to which we may offer and sell from time to time up to $200.0 million of shares from the date of the amendment going forward through or to Cowen, acting as sales agent or principal. In the third quarter of 2021, we sold 2.3 million shares of common stock under the Cowen ATM at an average share price of $6.15 per share, and received gross proceeds of approximately $13.9 million before deducting offering costs of $0.6 million. In the third quarter of 2022, we sold approximately 6.6 million shares of common stock under the Cowen ATM at an average share price of $3.46 per share, and received gross proceeds of approximately $23.1 million before deducting offering costs of $0.6 million. In January, February and March 2023, we sold approximately 9.5 million shares of common stock under the Cowen ATM and received gross proceeds of approximately $15.2 million before deducting offering costs of $0.4 million.
We performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient for the next twelve months from the issuance of this report. We plan to continue to fund our losses from operations through cash and cash equivalents on hand, as well as through public or private equity or debt financings. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. Any of these actions could materially harm our business, results of operations and future prospects. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. See Note 1 to our consolidated financial statements included elsewhere in this Annual Report for more information.
Contingent Consideration
As part of the merger agreement related to the acquisition of BioDiscovery, we agreed to pay a milestone payment of $10.0 million in cash contingent on the achievement of a commercial milestone within eighteen months of the acquisition date. We determined the fair value of the milestone consideration using a scenario-based technique, as the trigger for payment is event driven. The outcome of the milestone consideration is binary, meaning the milestone is either achieved or not achieved, and the only other variable factor is the timing of when the milestone is achieved. We determined it is highly likely that the milestone will be achieved and therefore used a 95% probability factor which is applied to the $10.0 million milestone consideration.
As part of the merger agreement related to the acquisition of Purigen, we agreed to pay two independent milestone payments up to an aggregate of $32.0 million.
The fair value of the Purigen milestones are reassessed on a quarterly basis using a probability weighted model and a Monte Carlo Simulation. We determined the fair value of this milestone consideration using a scenario-based technique, as the trigger for payment is event driven. We determined the likelihood of each independent milestone and used probability factors ranging from 20% to 80% which were applied to the individual payments. A Monte Carlo Simulation was performed to determine the likelihood that the milestone will be achieved and was applied to the milestone consideration payment.
Based on these valuation assumptions, the fair value of the contingent consideration liabilities was determined to be $22.4 million as of December 31, 2022, $9.4 million of which is current as of December 31, 2022.
Contractual Obligations
The following table summarizes our future cash outflows for contractual obligations as of December 31, 2022.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years

Operating lease obligations, including interest	$9,042,000	$2,586,000	$5,472,000	$984,000	$—
Finance lease obligations, including interest, related party	7,287,000	322,000	668,000	703,000	5,594,000
Purchase obligations	1,350,000	1,350,000	—	—	—
Total contractual obligations	$17,679,000	$4,258,000	$6,140,000	$1,687,000	$5,594,000
Operating lease obligations relate to our office, laboratory and manufacturing space for our corporate headquarters in San Diego, California, Bionano Laboratories operations in Salt Lake City, Utah, and Purigen office and laboratory space in Pleasanton, California. Finance lease obligations relate to our BioDiscovery office in El Segundo, California. See Note 11, Commitments and Contingencies to our consolidated financial statements included in this Annual Report.
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
Goodwill
We review goodwill annually at the reporting unit level at the same time every year or when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. We have established December 31 as the annual impairment test date. We first make a qualitative assessment as to whether goodwill is impaired and if it is more likely than not that goodwill is impaired, we perform a quantitative impairment analysis to determine if goodwill is impaired. We may also determine to skip the qualitative assessment in any year and move directly to the quantitative test. For the quantitative test, we determine the fair value of the reporting unit, then compare the fair value of the reporting unit to its carrying value. Goodwill impairment is recorded for any excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The determination of fair value requires a number of significant assumptions and judgments, including assumptions about future economic conditions, revenue growth, operating margins, and discount rates.
We have determined that we are a single reporting unit for purposes of goodwill impairment testing. As of December 31, 2022, we performed a qualitative assessment of goodwill impairment which included an evaluation of changes in industry, market and macroeconomic conditions as well as consideration of our financial performance and any significant trends. Our qualitative assessment indicated that it was not more likely that not that goodwill is impaired. No impairments of goodwill were reported during the years ended December 31, 2022 and 2021.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of business. These risks primarily relate to interest rates, foreign currency exchange rates and inflation.
Interest Rate Risk
We had approximately $5.1 million in cash and cash equivalents and $108.1 million in available for sale securities as of December 31, 2022, which include highly liquid, investment grade debt securities. Such interest-bearing instruments are exposed to a certain degree of interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest primarily in short-term securities.
Although we are seeing, and expect to continue to see, increased interest rates, due to our investment in highly liquid and high quality government and other debt securities as well as short-term securities, as of the date of this Annual Report on Form 10-K, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods. Due to the short holding period of our investments and the nature of our investments, a hypothetical change of 100 basis points would have approximately a $0.4 million impact on our investments.
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
Additionally, we have operations outside of the United States. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. As of December 31, 2022 and December 31, 2021, we had minimal assets and liabilities denominated in foreign currencies and expect similar levels of foreign currency denomination in the next 12 months. We believe a hypothetical 10% change in foreign exchange rates as of December 31, 2022 would not have a material impact on our business, financial condition, or results of operations.
Inflation
Geopolitical and macroeconomic developments, including the on-going conflict between Ukraine and Russia and related sanctions and the COVID-19 pandemic, have contributed to supply chain challenges, which we believe have resulted in inflation headwinds, particularly increased logistical costs and raw material prices. During the year ended December 31, 2022, we experienced increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. However we do not believe that inflation has had a material effect on our business, financial condition or results of operations, other than its impact on the general economy, as our cost of revenue for the year ended December 31, 2022 was not significantly impacted by the cost increases we experienced. While the effects of the above-described geopolitical and macroeconomic developments, as well as other inflationary pressures, are highly uncertain, as of the date of this Annual Report on Form 10-K, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods other than the general impacts on companies due to general economic and market conditions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Bionano Genomics, Inc.
San Diego, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bionano Genomics, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Acquisition of Purigen Biosystems, Inc.
As described in Note 14 to the Company’s consolidated financial statements, the Company acquired Purigen Biosystems, Inc. for an estimated purchase price of $44.9 million, which includes estimated contingent consideration for potential future payments to be made upon achievement of certain milestones. The Company allocated the purchase price to the estimated fair values of the assets acquired, including certain identifiable intangible assets such as developed technology, and liabilities assumed.

We identified the determination of the fair values of the developed technology and contingent consideration as a critical audit matter. The principal considerations for our determination included the following: (i) the assumptions used by the Company in determining the fair value of the developed technology, specifically the revenue and expense forecasts and discount rate, and in determining the fair value of the contingent consideration, specifically the probability of achievement of certain milestones and discount rate, are subjective and require significant judgment, and (ii) the fair values of the developed technology and contingent consideration are sensitive to changes in those specific assumptions. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
a.Assessing the reasonableness of the revenue and expense forecasts by evaluating: (i) historical performance of the target entity (ii) financial projections against industry metrics and peer-group companies and (iii) management’s operating plan for future sales.
b.Evaluating the reasonableness of the probability of milestones by evaluating available information that either corroborated or contradicted management’s conclusions. Estimates of future sales were evaluated for reasonableness in relation to internal and external analyses.
c.Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) evaluating the appropriateness of the valuation models utilized in determining the valuation of developed technology and the contingent consideration (ii) assessing the reasonableness of the discount rates by computing an independently developed range using publicly available data from comparable entities and (iii) performing independent estimates to evaluate the potential effect of changes in the significant assumptions.
/s/ BDO USA, LLP
We have served as the Company’s auditor since 2020.
San Diego, CA
March 9, 2023

BIONANO GENOMICS, INC.
Consolidated Balance Sheets

	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$5,091,000	$24,571,000
Investments	108,095,000	226,041,000
Accounts receivable, net of allowance for doubtful accounts of $293,000 and $690,000 as of December 31, 2022 and 2021, respectively	7,022,000	4,934,000
Inventory	29,761,000	12,387,000
Prepaid expenses and other current assets	7,329,000	4,481,000
Total current assets	157,298,000	272,414,000
Restricted cash	400,000	—
Property and equipment, net	18,029,000	10,318,000
Operating lease right-of-use assets	7,222,000	6,691,000
Finance lease right-of-use assets, related party	3,707,000	3,926,000
Intangible assets, net	41,143,000	26,842,000
Goodwill	77,289,000	56,160,000
Other long-term assets	2,414,000	749,000
Total assets	$307,502,000	$377,100,000
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,534,000	$10,769,000
Accrued expenses	10,552,000	8,621,000
Contract liabilities	871,000	684,000
Operating lease liability	2,260,000	1,467,000
Finance lease liability, related party	285,000	299,000
Contingent consideration	9,382,000	—
Total current liabilities	35,884,000	21,840,000
Operating lease liability, net of current portion	5,504,000	5,288,000
Finance lease liability, net of current portion, related party	3,619,000	3,642,000
Contingent consideration, net of current portion	12,970,000	9,066,000
Long-term contract liabilities	127,000	146,000
Total liabilities	$58,104,000	$39,982,000

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized at December 31, 2022 and 2021; 297,183,000 and 289,602,000 shares issued and outstanding at December 31, 2022 and 2021, respectively	30,000	29,000
Additional paid-in capital	599,207,000	553,747,000
Accumulated deficit	(348,715,000)	(216,119,000)
Accumulated other comprehensive loss	(1,124,000)	(539,000)
Total stockholders’ equity	249,398,000	337,118,000
Total liabilities and stockholders’ equity	$307,502,000	$377,100,000
See accompanying notes to the consolidated financial statements.

BIONANO GENOMICS, INC.
Consolidated Statements of Operations

	Years Ended December 31,
	2022	2021
Revenue:
Product revenue	$20,425,000	$12,686,000
Service and other revenue	7,377,000	5,295,000
Total revenue	27,802,000	17,981,000
Cost of revenue:
Cost of product revenue	15,966,000	10,524,000
Cost of service and other revenue	5,891,000	3,583,000
Total cost of revenue	21,857,000	14,107,000
Operating expenses:
Research and development	49,047,000	22,485,000
Selling, general and administrative	88,596,000	58,490,000
Total operating expenses	137,643,000	80,975,000
Loss from operations	(131,698,000)	(77,101,000)
Other expenses
Interest income	1,507,000	236,000
Interest expense	(298,000)	(927,000)
Gain on forgiveness of Paycheck Protection Program Loan	—	1,775,000
Loss on debt extinguishment	—	(2,076,000)
Other income (expenses)	(223,000)	(59,000)
Total other income (expense)	986,000	(1,051,000)
Loss before income taxes	(130,712,000)	(78,152,000)
Benefit (provision) for income taxes	(1,884,000)	5,717,000
Net loss	$(132,596,000)	$(72,435,000)
Net loss per share, basic and diluted	$(0.46)	$(0.26)
Weighted-average common shares outstanding, basic and diluted	289,210,000	276,782,000

See accompanying notes to the consolidated financial statements.

BIONANO GENOMICS, INC.
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2022	2021
Net Loss:	$(132,596,000)	$(72,435,000)
Other comprehensive loss:
Unrealized gain (loss) on investment securities	(548,000)	(539,000)
Foreign currency translation adjustments	(37,000)	—
Other comprehensive loss	$(585,000)	$(539,000)
Total comprehensive loss	$(133,181,000)	$(72,974,000)
See accompanying notes to the consolidated financial statements.

BIONANO GENOMICS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 1, 2021	189,953,000	$19,000	$178,747,000	$(143,684,000)	$—	$35,082,000
Stock option exercises	479,000	—	602,000	—	—	602,000
Stock-based compensation expense	—	—	9,719,000	—	—	9,719,000
Issue common stock, net of issuance costs	80,178,000	8,000	341,015,000	—	—	341,023,000
Issue stock for warrant exercises	10,794,000	1,000	9,417,000	—	—	9,418,000
Issue stock for employee stock purchase plan	300,000	—	89,000	—	—	89,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	169,000	—	—	—	—	—
Issue stock for acquisition	7,729,000	1,000	14,158,000			14,159,000
Net loss	—	—	—	(72,435,000)	—	(72,435,000)
Other comprehensive loss	—	—	—	—	(539,000)	(539,000)
Balance at December 31, 2021	289,602,000	$29,000	$553,747,000	$(216,119,000)	$(539,000)	$337,118,000
Stock option exercises	468,000	—	343,000	—	—	343,000
Stock-based compensation expense	—	—	22,417,000	—	—	22,417,000
Issue common stock, net of issuance costs	6,640,000	1,000	22,550,000	—	—	22,551,000
Issue stock for employee stock purchase plan	300,000	—	150,000	—	—	150,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	173,000	—	—	—	—	—
Net loss	—	—	—	(132,596,000)	—	(132,596,000)
Other comprehensive loss	—	—	—		(585,000)	(585,000)
Balance at December 31, 2022	297,183,000	$30,000	$599,207,000	$(348,715,000)	$(1,124,000)	$249,398,000

See accompanying notes to the consolidated financial statements.

 BIONANO GENOMICS, INC
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2022	2021
Operating activities:
Net loss	$(132,596,000)	$(72,435,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	9,621,000	3,351,000
Amortization of financing lease right-of-use asset, related party	219,000	19,000
Amortization of interest on securities	638,000	329,000
Non-cash interest expense	—	205,000
Net realized loss (gain) on investments	66,000	—
Non-cash lease expense	478,000	671,000
Settlement of interest on debt	—	(1,235,000)
(Benefit) expense from deferred income taxes	1,760,000	(5,777,000)
Stock-based compensation	22,417,000	9,719,000
Provision for bad debt expense	649,000	—
Gain on forgiveness of PPP Loan	—	(1,775,000)
Loss on debt extinguishment	—	1,480,000
Cost of leased equipment sold to customer	204,000	568,000
Client warranty exchange of fixed asset	—	539,000
Change in fair value of contingent consideration	316,000	66,000
Changes in operating assets and liabilities (net of assets acquired and liabilities assumed in acquisition)
Accounts receivable	(2,900,000)	(493,000)
Inventory	(23,676,000)	(15,928,000)
Prepaid expenses and other current assets	(3,197,000)	(1,324,000)
Other assets	(1,130,000)	(647,000)
Accounts payable	1,949,000	6,781,000
Accrued expenses and contract liabilities	366,000	3,959,000
Net cash used in operating activities	(124,816,000)	(71,927,000)
Investing activities:
BioDiscovery acquisition, net of cash acquired	—	(49,086,000)
BioDiscovery acquisition, return of purchase consideration from escrow	694,000	—
Purigen acquisition, net of cash acquired	(31,344,000)	—
Purchases of property and equipment	(2,408,000)	(822,000)
Sale of property and equipment	26,000	—
Construction in process	(792,000)	(638,000)
Purchases of intangible assets	(102,000)	—
Payment of initial direct costs on lease	—	(607,000)
Purchase of available for sale securities	(84,195,000)	(313,392,000)
Sale and maturities of available for sale securities	200,888,000	86,483,000
Net cash provided by (used in) investing activities	82,767,000	(278,062,000)
Financing activities:
Repayment of term-loan debt	—	(15,000,000)
Principal payments of financing lease liability, related party	(36,000)	(5,000)
Proceeds from PPP Loan	—	—
Proceeds from sale of common stock	23,128,000	342,711,000
Offering expenses on sale of common stock	(578,000)	(1,704,000)
Proceeds from sale of common stock under employee stock purchase plan	150,000	89,000
Proceeds from warrant and option exercises	343,000	10,020,000
Net cash provided by financing activities	23,007,000	336,111,000
Effect of exchange rates on cash, cash equivalents and restricted cash	(38,000)	—

	Years Ended December 31,
	2022	2021
Net increase (decrease) in cash, cash equivalents and restricted cash	(19,080,000)	(13,878,000)
Cash, cash equivalents and restricted cash at beginning of period	24,571,000	38,449,000
Cash, cash equivalents and restricted cash at end of period	$5,491,000	$24,571,000
Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total amounts reported on the consolidated statements of cash flows
Cash and cash equivalents	5,091,000	24,571,000
Restricted cash	400,000	—
Total cash, cash equivalents and restricted cash at end of period	$5,491,000	$24,571,000
Supplemental disclosure of cash flow information
Cash paid for interest	$298,000	$1,910,000
Cash paid for operating lease liabilities	$1,622,000	$447,000
Supplemental disclosure of non-cash financing and investing activity
Fair value of common stock issued related to BioDiscovery acquisition	$—	$14,159,000
Contingent consideration related to BioDiscovery acquisition	$—	$9,000,000
Contingent consideration related to Purigen acquisition	$12,970,000	$—
Operating lease liabilities resulting from obtaining and modifying right-of-use assets	$517,000	$4,751,000
Transfer of instruments and servers from inventory into property and equipment, net	$7,244,000	$6,857,000
Property and equipment included in accounts payable	$90,000	$—
Forgiveness of PPP Loan	$—	$1,775,000
Stock issued for services	$—	$15,000
Warrant exercise pursuant to cashless exercise	$—	$129,000
See accompanying notes to the consolidated financial statements.

BIONANO GENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Operations
Description of Business
Bionano Genomics, Inc. (collectively, with its consolidated subsidiaries, the “Company”) is a provider of genome analysis solutions that can enable researchers and clinicians to reveal answers to challenging questions in biology and medicine. The Company offers OGM solutions for applications across basic, translational and clinical research, and for other applications including bioprocessing. Through its Lineagen, Inc. (doing business as Bionano Laboratories, “Bionano Laboratories”) business, the Company also provides diagnostic testing for patients with clinical presentations consistent with autism spectrum disorder and other neurodevelopmental disabilities. Through its BioDiscovery, LLC (“BioDiscovery”) business, the Company also offers platform-agnostic software solution, which integrates next-generation sequencing and microarray data designed to provide analysis, visualization, interpretation and reporting of copy number variants, single-nucleotide variants and absence of heterozygosity across the genome in one consolidated view. Through our Purigen Biosystems Inc. (“Purigen”) business, we offer nucleic acid extraction and purification solutions using proprietary isotachophoresis (“ITP”) technology.
Liquidity and Going Concern
The Company has experienced recurring net losses from operations, negative cash flows from operating activities, and significant accumulated deficit since its inception and expects to continue to incur net losses into the foreseeable future. As of December 31, 2022, the Company had approximately $5.1 million in cash and cash equivalents, $108.1 million in short term investments, and working capital of $121.4 million.
The Company has an accumulated deficit of $348.7 million as of December 31, 2022. In 2022, the Company used $124.8 million cash in operations.
Management expects operating losses and negative cash flows to continue for at least the next year as the Company continues to incur costs related to research and commercialization efforts. Management has prepared cash flows forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements for the year ended December 31, 2022, are issued. Management’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management’s plans to raise additional capital to fulfill its operating and capital requirements for at least 12 months include public or private equity or debt financings. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all.
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
Business Combinations
The Company accounted for its acquisitions of BioDiscovery and Purigen using the acquisition method of accounting pursuant to Accounting Standards Codification Topic 805, Business Combinations ("ASC 805"). See Note 14, Acquisitions, for a more fulsome discussion of our acquisition of BioDiscovery and Purigen. Under ASC 805, the tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair values as of the acquisition date. Any excess purchase price over the estimated fair value assigned to the tangible and identifiable intangible assets acquired and liabilities assumed is recorded to goodwill.
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
Restricted Cash
Restricted cash consists of cash restricted from withdrawal and usage and represents funds that are restricted related to the lease assumed in the acquisition of Purigen, which is further discussed in Note 14.
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
Accounts Receivable

	December 31, 2022	December 31, 2021
Accounts receivable, net:
Accounts receivable, trade	$7,315,000	$5,624,000
Less allowance for doubtful accounts	(293,000)	(690,000)
	$7,022,000	$4,934,000
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
Accounts receivable is subject to concentration risk whenever a customer has a balance that meets or exceeds 10% of the Company’s total accounts receivable balance. As of December 31, 2022 and 2021, no customers met or exceeded 10% of the Company’s total accounts receivable balance.
Inventory
Inventory is stated at the lower of cost or net realizable value, on a first-in, first-out basis. Inventory is valued at standard cost. Inventory includes raw materials and finished goods that may be used in the research and development process and such items are expensed as consumed or expired. Provisions for slow-moving, excess, and obsolete inventories are estimated based on product life cycles, historical experience, and usage forecasts.

The components of inventories, net of reserve, are as follows:

	December 31,
	2022	2021
Inventory:
Raw materials	$5,319,000	$4,649,000
Work in process	7,055,000	1,660,000
Finished goods	17,387,000	6,078,000
	$29,761,000	$12,387,000
The Company has revised the classification of its inventory between the categories in the table above for the December 31, 2021 balance sheet.
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
Intangible assets acquired in a business combination are recognized separately from goodwill and are initially recognized at their fair value at the acquisition date. Finite-lived intangible assets are amortized over the estimated useful life of the asset on a basis that approximates the pattern of economic benefit. Intangible assets are reviewed for impairment if indicators of potential impairment exist. There was no indication of impairment of intangible assets for any of the periods presented.
As a result of the Lineagen, BioDiscovery, and Purigen acquisitions, the Company recorded intangible assets, which consist of trade name intangibles, customer relationship intangibles, and a developed technology intangible, which are amortized on a straight-line basis over their estimated useful lives of five years. Straight-line amortization was determined to be materially consistent with the pattern of expected use of the intangible assets.
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
During the years ended December 31, 2022 and 2021, the Company recognized no impairment losses on long-lived assets. Substantially all of the Company's long-lived assets are located in the U.S.
Contingent Consideration
The Company recorded contingent consideration resulting from a business combination at its fair value on the acquisition date. On a quarterly basis, the Company revalues this obligation and records any increase or decrease in fair value as an adjustment to the consolidated statement of operations. Changes to the fair value of the contingent consideration obligation may result from changes to the discount rate, the passage of time, or changes in the estimate of the likelihood or timing of achieving the criteria for payment of the contingent consideration.
Goodwill

Goodwill
Balance as of December 31, 2020	$7,173,000
Acquisitions	48,987,000
Balance as of December 31, 2021	56,160,000
Acquisitions	22,651,000
Measurement period adjustments	(1,522,000)
Balance as of December 31, 2022	$77,289,000
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
During the years ended December 31, 2022 and 2021, the Company recognized no impairment losses on goodwill.
Leases
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
The Company provides assurance type warranties on many of its products. As customers cannot purchase such warranties independently of the products under the contract and they are not priced separately, assurance type warranties are not separate performance obligations.
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

Product revenue recognition
Product revenue consists of sales of our Saphyr system and related consumables, as well as sales of software. These products are sold primarily through a direct sales force, and within international markets, there is more reliance on distributors. In addition, the Company provides the Saphyr system to certain customers under its reagent rental program, under which the Company provides Saphyr systems to customers at no cost and the customers agree to purchase minimum quantities of consumables.
Transfer of control for the Company's products is generally at shipment or delivery, depending on contractual terms, but occurs when title and risk of loss transfers to the customer which represents the point in time when the customer obtains control of the product. Transfer of control of software is recognized at the point-in-time when the software license is transferred to the customer. As such the Company's performance obligation related to product sales is satisfied at a point in time.
For transfers of instruments and consumables to customers under the Company's rental reagent program, the Company allocates the total contract consideration between the instrument and the consumables based on estimates of stand-alone selling prices, and recognizes the instrument revenue evenly over the rental period, and the consumables revenue when the consumables are delivered. Rental revenue related to the reagent rental program recognized over-time totaled $0.4 million and $0.2 million during the years ended December 31, 2022 and 2021, respectively.
Revenue related to software license maintenance agreements is recognized over-time based on the contract term. Revenue recognized over-time related to software sales totaled $0.4 million and $0.1 million during the years ended December 31, 2022 and 2021, respectively.
Service and other revenue recognition
Service and other revenue primarily consist of revenue from diagnostic testing services, license maintenance agreements, software hosting arrangements, and support, repair and maintenance services and extended warranties on Saphyr systems.
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
Revenue for hosting arrangements is recognized over-time on a usage basis as the customer processes the number of genetic samples purchased with the software. Hosting arrangements revenue recognized over-time totaled $0.5 million and $0.1 million during the years ended December 31, 2022 and 2021, respectively.
Revenue from support and maintenance contracts and extended warranties is recognized over time based on the contract term, which represents a faithful depiction of the transfer of goods and services given the stand-ready nature of the performance obligations. Service revenue related to repairs and customer sample evaluations is recognized as the services are performed based on the specific nature of the service. Warranty and maintenance revenue recognized over-time totaled $0.7 million and $0.6 million during the years ended December 31, 2022 and 2021, respectively.
Remaining Performance Obligations
As of December 31, 2022, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was $1.0 million. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations, as well as obligations related to software under hosting arrangements. The Company expects to recognize approximately 87.4% of this amount as revenue in 2023, 9.1% in 2024, 3.3% in 2025 and 0.2% in 2026 and thereafter.
We periodically review the warranty reserve for adequacy and adjust the warranty accrual, if necessary, based on actual experience and estimated costs to be incurred. Warranty expense is recorded as a component of cost of product revenue. The Company's liability for product warranties provided under its agreements with customers was $0.5 million and $0.2 million as of December 31, 2022 and 2021, respectively. Warranty expense recorded in cost of goods sold totaled $1.0 million and $0.5 million during the years ended December 31, 2022 and 2021, respectively.
Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. Contract assets at the beginning and end of the period, as well as the changes in the balance, were immaterial.
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Deferred revenue primarily relates to support and maintenance contracts and extended warranty obligations. Contract liabilities are classified as other current liabilities and other long-term liabilities on the consolidated balance sheets. The Company recognized revenue of $0.7 million and $0.4 million during the years ended December 31, 2022 and 2021, respectively, which was included in the contract liability balance at the end of the previous year.
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
Stock-based Compensation
The Company issues stock-based awards as compensation to employees and directors. Stock-based awards may include stock options, restricted stock units, and performance stock units. These awards are accounted for as equity awards. To-date, the Company recognizes stock-based compensation expense net of actual forfeitures on a straight-line basis over the underlying award’s requisite service period, which is generally the vesting period, as measured using the award’s grant date fair value. The Company determines grant date fair value of stock option awards using the Black-Scholes option-pricing model. The fair value of restricted stock units and performance stock units are determined using the closing price of the Company’s common stock on the grant date. For service based vesting grants, expense is recognized over the requisite service period based on the number of options or shares expected to ultimately vest. For performance stock units, expense is recognized over the implicit service period, assuming vesting is probable. No expense is recognized for the performance stock units if it is not probable the vesting criteria will be satisfied.
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

Segment Reporting
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company’s chief operating decision-maker, the Chief Executive Officer, views the Company’s operations and manages its business as one operating segment.
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
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (in common stock equivalent shares):

	Years Ended December 31,
	2022	2021
Common stock options	24,022,000	12,765,000
Common warrants	4,356,000	4,356,000
Unvested restricted stock	—	5,006,000
RSUs	96,000	361,000
PSUs	290,000	290,000
Total	28,764,000	22,778,000
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
3. Revenue from Contracts with Customers
Revenue by Source

	Years Ended December 31,
	2022	2021
Instruments	$8,567,000	$5,887,000
Consumables	6,731,000	5,808,000
Software	5,127,000	991,000
Total product revenue	20,425,000	12,686,000
Services and other	7,377,000	5,295,000
Total revenue	$27,802,000	$17,981,000

The Company has revised the classification of its revenue between the categories in the table above for the December 31, 2021 income statement. In the December 31, 2021 income statement, “software” was included in “services and other.”
Revenue by Geographic Location

	Years Ended December 31,
	2022		2021
	$	%	$	%
Americas	$13,862,000	50%	$9,329,000	52%
EMEA	8,960,000	32%	5,604,000	31%
Asia Pacific	4,980,000	18%	3,048,000	17%
Total	$27,802,000	100%	$17,981,000	100%
The tables above provide revenue from contracts with customers by source and geographic location on a disaggregated basis. Americas consists of North America and South America. EMEA consists of Europe, the Middle East and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, Australia and India. For the years ended December 31, 2022 and 2021, sales in the United States represented 42% and 46% of revenues, respectively. During the years ended December 31, 2022 and 2021, sales in China accounted for 14% and 11% of revenues, respectively. No other countries represented greater than 10% of revenue during the years ended December 31, 2022 and 2021. During the year ended December 31, 2022, the Company changed the presentation of its revenues from India to be included in the Asia Pacific geographic region. Prior to the year ended December 31, 2022, the Company had presented revenues from India in the EMEIA geographic region. The impact of this change on prior period disclosures is immaterial.

4. Investments and Fair Value Measurements
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Consolidated Balance Sheets:

	December 31, 2022
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Commercial paper	$20,020,000	$—	$20,020,000	$—
Corporate notes/bonds	86,094,000	—	86,094,000	—
Securities of government sponsored entities	1,981,000		1,981,000
Total investments:	$108,095,000	$—	$108,095,000	$—
Money market funds	$1,868,000	$1,868,000	$—	$—
Liabilities:
Contingent consideration	$22,352,000	$—	$—	$22,352,000

	December 31, 2021
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Commercial paper	$100,860,000	$—	$100,860,000	$—
Corporate notes/bonds	125,181,000	—	125,181,000	—
Securities of government sponsored entities	—	—	—	—
Total investments:	$226,041,000	$—	$226,041,000	$—
Money market funds	$11,126,000	$11,126,000	$—	$—
Liabilities:
Contingent consideration	$9,066,000	$—	$—	$9,066,000
Money Market Funds are classified as cash equivalents on the balance sheet.
Contingent consideration relates to the acquisitions of BioDiscovery and Purigen. The outcome of the milestone consideration for all contingent consideration liabilities is binary, meaning the milestones are either achieved or not achieved, and the only other variable factor is the timing of when the milestones are achieved. The fair value measurement of the contingent consideration liabilities is based on significant inputs not observed in the market (Level 3 inputs). These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value.
The fair value of the BioDiscovery contingent consideration liability is reassessed on a quarterly basis using a probability weighted model. Assumptions used to estimate the acquisition date fair value of the contingent consideration related to the acquisition of BioDiscovery include the probability of achieving, or changes in timing, of certain milestones, and a discount rate. During the years ended December 31, 2022 and December 31, 2021, a discount rate of 3% was used. The Company determined the fair value of the BioDiscovery milestone consideration using a scenario-based technique, as the trigger for payment is event driven. The Company determined it is highly likely that the milestone related to the BioDiscovery acquisition will be achieved and therefore used a 95% probability factor which is applied to the $10.0 million milestone consideration. The change in fair value of the contingent consideration during the years ended December 31, 2022 and December 31, 2021 was due to the passage of time. During the year ended December 31, 2022, the milestone consideration liability related to the BioDiscovery acquisition was reclassified from non-current liabilities to current liabilities.
Contingent consideration liabilities related to the Purigen milestones are related to the achievement of two independent milestones with aggregate possible milestone payments totaling $32.0 million.
The fair value of the Purigen milestones are reassessed on a quarterly basis using a probability weighted model and a Monte Carlo Simulation. Assumptions used to estimate the acquisition date fair value of the milestones using a probability weighted model include the probability of achieving, or changes in timing, of independent milestones, and a discount rate of 15.3%. The Company determined the fair value of this milestone consideration using a scenario-based technique, as the trigger for payment is event driven. The Company determined the likelihood of each independent milestone and used probability factors ranging from 20% to 80% which were applied to the individual payments. A Monte Carlo Simulation was performed to determine the likelihood that the milestone will be achieved and was applied to the milestone consideration payment.
Changes in estimated fair value of contingent consideration liability in the year ended December 31, 2022 is as follows:

Contingent Consideration Liability (Level 3 Measurement)
Balance as of December 31, 2021	$9,066,000
Liability recorded as a result of current period acquisition	12,970,000
Change in estimated fair value, recorded in selling, general and administrative expenses	316,000
Cash payments	—
Balance as of December 31, 2022	$22,352,000

Changes in estimated fair value of contingent consideration liability in the year ended December 31, 2021 is as follows:

Contingent Consideration Liability (Level 3 Measurement)
Balance as of December 31, 2020	$—
Liability recorded as a result of current period acquisition	9,000,000
Change in estimated fair value, recorded in selling, general and administrative expenses	66,000
Cash payments	—
Balance as of December 31, 2021	$9,066,000

As of December 31, 2022, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities:

	Commercial Paper		Corporate Notes/Bonds		Securities of Government Sponsored Entities
	Amortized Cost	Unrealized Gain (Loss)	Amortized Cost	Unrealized Gain (Loss)	Amortized Cost	Unrealized Gain (Loss)
Less than 1 year	$20,093,000	$(73,000)	$72,823,000	$(910,000)	$1,998,000	$(16,000)
Due after one year through five years	—	—	14,268,000	(88,000)	—	—
Total	$20,093,000	$(73,000)	$87,091,000	$(998,000)	$1,998,000	$(16,000)

As of December 31, 2021, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities:

	Commercial Paper		Corporate Notes/Bonds		Securities of Government Sponsored Entities
	Amortized Cost	Unrealized Gain (Loss)	Amortized Cost	Unrealized Gain (Loss)	Amortized Cost	Unrealized Gain (Loss)
Less than 1 year	$100,929,000	$(69,000)	$41,173,000	$(61,000)	$—	$—
Due after one year through five years	—	—	84,478,000	(409,000)	—	—
Total	$100,929,000	$(69,000)	$125,651,000	$(470,000)	$—	$—
As of December 31, 2022, the following table summarizes available-for-sale securities in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$20,020,000	$(73,000)	$—	$—	$20,020,000	$(73,000)
Corporate Notes/Bonds	9,661,000	(27,000)	74,452,000	(971,000)	84,113,000	(998,000)
Securities of Government Sponsored Entities	1,981,000	(16,000)	—	—	1,981,000	(16,000)
Total	$31,662,000	$(116,000)	$74,452,000	$(971,000)	$106,114,000	$(1,087,000)
As of December 31, 2021, the following table summarizes available-for-sale securities in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$100,860,000	$(69,000)	$—	$—	$100,860,000	$(69,000)
Corporate Notes/Bonds	125,181,000	(470,000)	—	—	125,181,000	(470,000)
Securities of Government Sponsored Entities	—	—	—	—	—	—
Total	$226,041,000	$(539,000)	$—	$—	$226,041,000	$(539,000)
As of December 31, 2022, the Company held 16 securities which have been in an unrealized loss position for a period of less than 12 months. As of December 31, 2022, the Company held 24 securities which have been in an unrealized loss position for a period of greater than 12 months. As of December 31, 2021, the Company held 57 securities which had been in an unrealized loss position for a period of less than 12 months. There were no securities in an unrealized loss position for a period greater than 12 months as of December 31, 2021.
As of December 31, 2022 and December 31, 2021, the Company did not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. The credit ratings of the securities held remain of high quality, and the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. As such, the Company has not recognized any impairment in its financial statements related to its available for sale investment securities.
During the year ended December 31, 2022, the Company received proceeds of $22.8 million relating to sales of its available for sale securities, and recognized a loss of $0.1 million in other income relating to the sale of these securities. During the year ended December 31, 2021, the Company recognized a loss of $0.01 million in other income relating to the maturity of its securities. Amounts are reclassified out of accumulated other comprehensive income into earnings using the specific identification method.
Included in interest income for the year ended December 31, 2022 was interest income related to the Company’s available for sale securities of $1.5 million. Included in interest income for the year ended December 31, 2021 was interest income related to the Company’s available for sale securities of $0.4 million. All available-for-sale securities are classified as current assets, even if the maturity when acquired by the Company is greater than one year due to the ability to liquidate within the next 12 months.

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31, 2022	December 31, 2021
Prepayment to supplier	$245,000	$285,000
Prepaid insurance	948,000	1,461,000
Interest receivable	474,000	387,000
Prepaid employee related expenses	680,000	—
Internal use cloud computing arrangement software development costs	530,000	—
Prepaid software subscriptions	1,601,000	734,000
Prepaid marketing expenses	439,000	237,000
Other current assets	2,412,000	1,378,000
Total	$7,329,000	$4,481,000

6. Property and Equipment, Net
Property and equipment, net consist of the following:

	December 31, 2022	December 31, 2021
Computer and office equipment	$1,622,000	$819,000
Lab equipment	15,080,000	9,341,000
Service equipment placed at customer sites	10,403,000	6,556,000
Leasehold improvements	4,001,000	2,674,000
Total property and equipment, gross	31,106,000	19,390,000
Less accumulated depreciation and amortization	(13,077,000)	(9,072,000)
Total property and equipment, net	$18,029,000	$10,318,000
For the years ended December 31, 2022 and 2021, the Company recorded depreciation expense of $3.8 million and $1.9 million, respectively, which includes an allocation to cost of revenue of $1.5 million and $0.9 million respectively.
7. Intangible Assets, Net
Intangible assets that are subject to amortization consisted of the following at December 31, 2022 and 2021:

	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$2,630,000	$(552,000)	$2,078,000	$1,630,000	$(210,000)	$1,420,000
Customer relationships	4,150,000	(1,172,000)	2,978,000	3,950,000	(378,000)	3,572,000
Developed technology	41,600,000	(5,615,000)	35,985,000	22,800,000	(950,000)	21,850,000
Intangibles, net	$48,380,000	$(7,339,000)	$41,041,000	$28,380,000	$(1,538,000)	$26,842,000

The Company recorded amortization expense for intangible assets of $5.8 million and $1.4 million for the years ended December 31, 2022 and 2021 respectively, in selling, general and administrative expenses. Intangible assets are amortized on a straight-line basis over their estimated useful lives of five years, with the exception of the developed technology intangible acquired through the acquisition of Purigen, which is amortized over fifteen years. Trade name intangibles have a weighted average remaining amortization period of four years. Customer relationships have a weighted average remaining amortization period of four years. Developed technology intangibles have a weighted average amortization period of ten years.
Intangible assets not subject to amortization totaled $0.1 million at December 31, 2022 and related to the Company’s domain name. The Company did not hold any intangibles not subject to amortization at December 31, 2021.
Future amortization expense of intangible assets is as follows:

2023	$7,169,000
2024	7,169,000
2025	7,064,000
2026	5,737,000
2027	1,473,000
Thereafter	12,429,000
Total	$41,041,000
8. Accrued Expenses
Accrued expenses consist of the following:

	December 31, 2022	December 31, 2021
Compensation expenses	$7,002,000	$4,529,000
Taxes payable	825,000	677,000
Insurance	613,000	1,011,000
Professional fees and royalties	210,000	288,000
Warranty liabilities	489,000	175,000
Accrued clinical study fees	250,000	1,000
Customer deposits	17,000	826,000
Other	1,146,000	1,114,000
Total	$10,552,000	$8,621,000
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
Innovatus Loan and Security Agreement
In March 2019, the Company entered into a Loan and Security Agreement (the “LSA”) by and among Innovatus Life Sciences Lending Fund I, LP, a Delaware limited partnership (“Innovatus”), as collateral agent and the lenders listed on Schedule 1.1 thereto, including East West Bank. The LSA provided a first term loan of $17.5 million, a second term loan of $2.5 million and a third term loan of $5.0 million (collectively, the “Term Loans”) if the Company satisfied certain funding conditions. Interest on the Term Loans was due on the first of each month at a rate of 10.25% per annum in cash or a discounted rate of 7.25% in cash with 3.0% of the 10.25% per annum rate added to the principal of the loan and subject to accruing interest through the end of the interest only payment period, which was scheduled to end March 1, 2022. At inception, the Company elected to pay interest in cash at a rate of 7.25% per annum and have 3.0% per annum of the interest added back to the outstanding principal. As of May 14, 2021 (the effective date of the loan payoff), the effective interest rate, including debt issuance costs, for the Term Loans was 16.7%.

The LSA provided for prepayment fees of 3.0% of the outstanding balance of the loan if the loan was repaid on or prior to March 14, 2020, 2.0% of the amount prepaid if the prepayment occurs after March 14, 2020 but prior to March 14, 2021, 1% of the amount prepaid after March 14, 2021 but prior to March 14, 2022 and 0% of the amount prepaid if the prepayment occurs thereafter. In addition, upon the final repayment of the total amounts borrowed, the Company was required to pay an end of term fee of $0.8 million. This end of term fee was being recognized as interest expense over the term of the LSA. As of December 31, 2021, the outstanding term loan with Innovatus was paid in full, including all accrued interest, the end of term fee, and a prepayment fee for a total of $17.0 million. The Company recorded a loss on debt extinguishment of $2.1 million.
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
In June 2019, the LSA was amended to among other things: (i) extend the deadline for the Company to maintain its domestic depository and operating accounts with the Bank, subject to a control agreement in favor of Innovatus, to July 31, 2019 and (ii) permit the Company to incur credit card indebtedness in an amount not to exceed $0.2 million. As of September 30, 2019, the Company did not achieve the revenue covenant under the Innovatus LSA. As a result, in October 2019, the Company obtained a waiver letter from Innovatus. Pursuant to the waiver letter, Innovatus agreed to allow the Company to cure its noncompliance with the revenue covenant as of September 30, 2019 so long as the Company (i) raised at least $10 million in gross proceeds from the sale of its securities in an underwritten public offering by October 31, 2019 and (ii) amended the warrant to purchase stock, issued by the Company to Innovatus in March 2019 to decrease the exercise price of the warrant from $4.63 per share to $0.48 per share. Also pursuant to the waiver letter, as consideration for the prospective breach of a liquidity covenant, the Company agreed to issue to Innovatus $0.6 million shares of the Company's common stock. As a result of the amendment and shares issued, the Company recognized $0.6 million as a debt discount, which was being amortized as interest expense over the remaining term of the LSA.
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
In connection with the Second Amendment, the Company was obligated to pay Innovatus a waiver fee in the amount of $0.2 million and a prepayment fee of $0.1 million, payable in cash or in shares of the Company’s common stock at the Company's election, no later than following completion of the Equity Event, as defined in the Second Amendment. The Company completed a follow-on public offering in April 2020 that constituted an Equity Event under the Second Amendment. A portion of the proceeds from the follow-on offering were used to pay-down $2.9 million of principal balance outstanding under the Term Loans in accordance with the Second Amendment. In addition, the Company issued 0.9 million shares of its common stock to Innovatus to satisfy the $0.2 million waiver fee and the $0.1 million prepayment fee due under the Second Amendment. As a result of the amendment and shares issued, the Company recognized $0.3 million as a debt discount, which was being amortized as interest expense over the remaining term of the LSA. Also pursuant to the Second Amendment, the Company subsequently registered such shares for resale on a registration statement on Form S-3 (the “Registration Statement”)

filed with the Securities and Exchange Commission on June 22, 2020 and declared effective on July 7, 2020. The Company has not and will not receive any of the proceeds from the offering described in the Registration Statement. In connection with the Merger, the Company and Lineagen entered into a Third Amendment (the “Third Amendment”) to the Innovatus LSA. Among other things, the Third Amendment adds Lineagen as a “Borrower” under the Innovatus LSA and updates certain financial covenants in light of Lineagen becoming a wholly owned subsidiary of the Company.
The Innovatus LSA was paid in full and terminated in 2021.
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
Sale of Common Stock
Follow-on Public Offerings
On January 12, 2021, the Company completed an underwritten public offering of 33.4 million shares of common stock, including 4.4 million shares of common stock sold pursuant to the underwriters’ exercise in full of their option to purchase additional shares. The price to the public in the offering was $3.05 per share and the underwriters purchased the shares from the Company pursuant to the underwriting agreement at a price of $2.87 per share. The gross proceeds were approximately $101.8 million before deducting underwriting discounts and commissions and other offering expenses of $0.3 million.
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
Shelf Registration Statements; Ladenburg and Cowen At-the-Market Facilities
In August 2020, the Company filed a shelf registration statement on Form S-3 with the SEC covering the offering, issuance and sale of up to $125 million of the Company’s securities, including up to $40 million of common stock pursuant to an At Market Issuance Sales Agreement, with Ladenburg Thalmann & Co. Inc. acting as sales agent (the “Ladenburg ATM”). In January 2021, the Company sold 6.3 million shares of common stock under the ATM at an average share price of $2.68, and received gross proceeds of approximately $16.9 million before deducting offering costs of $0.4 million. The Company terminated the Ladenburg ATM in March 2021.
On January 19, 2021, the Company filed an automatic shelf registration statement on Form S-3 with the SEC. On March 23, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) which provides for the sale, in the Company’s sole discretion, of shares of common stock having an aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal, which was amended on March 9, 2023 to decrease the maximum aggregate offering price to $200.0 million for sales made on and after the date of the amendment (the “Cowen ATM”). The Company agreed to pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. In August and September 2021, the Company sold 2.3 million shares of common stock under the Cowen ATM at an average share price of $6.15 per share, and received gross proceeds of approximately $13.9 million before deducting offering costs of $0.6 million. In August 2022, the Company sold approximately 6.6 million shares of common stock under the Cowen ATM at an average share price of $3.46 per share, and received gross proceeds of approximately $23.1 million before deducting offering costs of $0.6 million.
In January and February 2023, the Company sold approximately 9.5 million shares of common stock under the Cowen ATM at an average share price of $1.60 per share, and received gross proceeds of approximately $15.2 million before deducting offering costs of $0.4 million.
Stock Warrants
A summary of the Company’s warrant activity for the year ended December 31, 2022 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	15,174,000	$2.34	3.76	$26,841,000
Granted	—	—		—
Exercised	(10,794,000)	0.88		58,191,000
Canceled	(24,000)	3.29		—
Outstanding at December 31, 2021	4,356,000	$5.96	1.76	$785,000
Granted	—	—		—
Exercised	—	—		—
Canceled	—	—		—
Outstanding at December 31, 2022	4,356,000	$5.96	0.76	$273,000
2018 Equity Incentive Plan
In August 2018, the Company’s board of directors (the “Board”) and its stockholders adopted the 2018 Equity Incentive Plan (the “2018 Plan”), as a successor to and continuation of the Company’s 2006 Equity Incentive Plan (the “2006 Plan”). Under the 2018 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then its employees, directors and consultants, including employees and consultants of its affiliates. The Company has initially reserved 1.5 million shares of common stock for issuance under the 2018 Plan, which is the sum of (1) 1.0 million new shares, plus (2) the number of shares that remained available for issuance under the 2006 Plan at the time the 2018 Plan became effective, and (3) any shares subject to outstanding stock options or other stock awards that were granted under the 2006 Plan that would have otherwise returned to the 2006 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2019 through January 1, 2028, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board. As of December 31, 2022, 8.6 million shares of common stock were authorized for future grants under the 2018 Plan.
2020 Inducement Plan
In August 2020, the Company’s Board adopted the 2020 Inducement Plan, which was further amended by the Board on October 6, 2021, and November 21, 2022. Under the 2020 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then its employees, directors and consultants, including employees and consultants of its affiliates. The Company initially reserved 2.1 million shares of common stock for issuance under the 2020 Plan. An additional 1.0 million of shares of common stock were reserved for issuance under the Inducement Plan on each of October 6, 2021 and November 21, 2022 for a total of 4.1 million shares pursuant to amendments approved by the Board. As of December 31, 2022, there were approximately 2.1 million shares of common stock authorized for future grants under the 2020 Plan.
Stock Options
A summary of the Company’s stock option activity is as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	12,765,000	$4.97	8.9	$7,891,000
Granted	16,148,000	2.12
Exercised	(467,000)	0.74		580,000
Canceled	(4,424,000)	4.18
Outstanding at December 31, 2022	24,022,000	3.28	8.5	2,068,000
Vested and exercisable at December 31, 2022	7,791,000	$3.79	7.5	$1,513,000
The weighted-average grant date fair value of stock option grants during the years ended December 31, 2022 and 2021 was $1.35 and $4.35, respectively. The total intrinsic value of the stock options exercised during the years ended December 31, 2022 and 2021 were $0.6 million and $2.5 million, respectively. The contractual term of stock options granted to employees was 10 years, which is also the maximum contractual term permitted for stock options (and stock appreciation rights) issued under the 2018 Plan. Stock options generally vest or become exercisable monthly over a four-year period.
Restricted Stock
Restricted Stock
A restricted stock award in the amount of 5.0 million shares with a grant date fair value of $5.20 a share was granted as part of the acquisition of BioDiscovery. One-third of the Restricted Shares was scheduled to vest on October 18, 2022 and one-twelfth of the Restricted Shares was scheduled to vest every three months following October 18, 2022, subject to continuous service of the key employee. The fair value of the restricted stock award was based on the market value of common stock as of the date of grant and was amortized to stock-based compensation expense over the service period.
On October 4, 2022, the restricted stock award was modified due to the change in employment status of the key employee from full time to emeritus. As a result of the modification, the restricted stock award vested in full on October 4, 2022. The award was revalued on the modification date, resulting in a modified grant date fair value of $2.04 a share ($15.8 million less than the initial grant date fair value of the award). The fair value of the modified restricted stock award was based on the market value of common stock as of the modification date.
Restricted Stock Units and Performance Stock Units
The Company issues restricted stock units (RSU) and performance stock units (PSU). The Company grants restricted stock pursuant to the 2018 Plan and satisfy such grants through the issuance of new shares. RSUs are share awards that, upon vesting, will deliver to the holder shares of our common stock. RSUs generally vest over a two-year period with equal vesting annually. We issue PSUs for which the number of shares issuable at the end of a four-year performance period is based on our performance relative to specified revenue targets and continued employment through the vesting period.
Restricted stock activity was as follows:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2022	361,000	$4.74
Granted	—	—
Released	(265,000)	4.74
Forfeited	—	—
Outstanding at December 31, 2022	96,000	$4.74
The total intrinsic value of the RSUs that vested was $1.3 million during fiscal 2022, determined as of the date of vesting. The weighted average remaining contractual term for the RSUs is 0.4 years as of December 31, 2022.
Performance stock activity was as follows:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2022	290,000	$4.74
Granted	—	—
Released	—	—
Forfeited	—	—
Outstanding at December 31, 2022	290,000	$4.74

The weighted average remaining contractual term for the PSUs is 2.4 years as of December 31, 2022
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense for the years ended December 31, 2022 and 2021 was as follows:

	Years Ended December 31,
	2022	2021
Research and development	$13,402,000	$3,531,000
General and administrative	9,015,000	6,188,000
Total stock-based compensation expense	$22,417,000	$9,719,000
The weighted-average assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2022	2021
Risk-free interest rate	2.4%	1.1%
Expected volatility	68.0%	76.2%
Expected term (in years)	5.8	6.0
Expected dividend yield	0.0%	0.0%
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
Unrecognized Stock-Based Compensation Expense
As of December 31, 2022, the unrecognized compensation expense for all non-vested share-based awards was $31.8 million and is expected to be recognized as expense over a weighted-average period of 2.7 years.
Employee Stock Purchase Plan
In August 2018, the Board and the Company’s stockholders adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). A total of 0.2 million shares of common stock were initially reserved for issuance under the ESPP. In addition, the number shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2019, through January 1, 2028, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of the automatic increase, (2) 220,000 shares, or (3) a lesser number of shares as determined by the Board. As of December 31, 2022, 0.1 million shares of common stock were authorized for future grants under the ESPP.
Executive Option Grants and RSUs
On February 15, 2023, the compensation committee of the Company’s board of directors granted various executive officers stock options to purchase an aggregate of 3.3 million shares of common stock at an exercise price of $1.63 per share, and RSUs amounting to 0.7 million shares of common stock at a grant date fair value of $1.63 per share, in each case with an effective grant date and vesting commencement date of February 15, 2023 (the “Grant Date”). These stock option grants and RSUs were issued from the 2018 Plan. The shares subject to the option shall vest monthly over 48 months beginning on the one-month anniversary of the Grant Date, such that the option shall be fully vested and exercisable on the four-year anniversary of the Grant Date. The RSUs shall vest monthly over 48 months beginning one year after the Grant Date, and the balance of the shares vest in a series of three successive equal annual installments measured from the first anniversary of the Grant Date, such that the option shall be fully vested and exercisable on the four-year anniversary of the Grant Date.
11. Commitments and Contingencies
Leases
Operating leases
The Company leases approximately 35,823 square feet of office, laboratory, and manufacturing space in two buildings at our headquarters in San Diego, California, with the lease for all rented space expiring December 31, 2025. In December 2021, the Company executed a new lease for approximately 11,978 additional square feet square feet of office and laboratory space in San Diego, California that expires in January 2026. In January 2022, the Company executed a new lease for an additional 5,278 square feet of office and laboratory space in San Diego, California that expires in January 2026. In December 2022, the Company executed a new lease, subject to the consent of a third party that was obtained in February 2023, for an additional 18,005 square feet of office and laboratory space in San Diego, California that commences in April 2023 and expires in March 2024. Rent payments for the additional space are $49,000 each month through the end of the lease term.
In August 2020, through the acquisition of Lineagen, the Company obtained a lease for approximately 9,710 square feet of office space in a Salt Lake City, Utah under a non-cancelable operating lease that expires in December 2026.
In November 2022, through the acquisition of Purigen, the Company obtained a lease for approximately 16,165 square feet of office and laboratory space in Pleasanton, California, under a non-cancelable operating lease agreement that expires in July 2027.
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
Supplemental information
For all leases, the Company has the ability to enter into renewal negotiations, prior to the lease end date, with no specific terms. At this time, it is not reasonably certain that we will extend the term of the lease and therefore the renewal period has been excluded from the aforementioned ROU asset and lease liability measurements. The leases are subject to variable charges for common area maintenance and other costs that are determined based on actual costs and includes certain lease incentives such as tenant improvement allowances. The base rent for the leases is subject to an annual increase each year. Rent expense is being recognized on a straight-line basis over the term of the lease. The Company’s estimated incremental borrowing rate summarized in the table below was used in its present value calculations as the operating and finance leases do not have a stated rate and the implicit rate was not readily determinable. In determining the incremental borrowing rate, the Company considered the interest rate of the Term Loans as well as publicly available data for discount rates used by peer companies.
Supplemental information pertaining to the Company’s leases in which the Company is the lessee is as follows:

	Year Ended December 31,
	2022	2021
Cash payments included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,622,000	$447,000
Operating cash flows from finance leases	$278,000	$47,000
Financing cash flows from finance leases	$36,000	$5,000
Weighted-average remaining lease term:
Operating leases	3.41 years	4.10 years
Finance leases	18.17 years	19.20 years
Weighted-average discount rate:
Operating leases	8.3%	7.1%
Finance leases	7.1%	7.1%
Noncash lease liabilities resulting from obtaining right-of-use assets
Operating leases	$517,000	$4,751,000

The following table provides the components of the Company’s lease cost:

	Year Ended December 31,
	2022	2021
Operating leases
Operating lease costs	$2,084,000	$1,118,000
Variable lease costs	940,000	386,000
Total rent expense	3,024,000	1,504,000
Finance lease
Amortization of right of use assets	219,000	19,000
Interest on lease liabilities	278,000	47,000
Variable lease costs	32,000	—
Total finance lease costs	529,000	66,000

Gross sublease income	(106,000)	(18,000)
Total lease costs	$3,447,000	$1,552,000
The future minimum payments under non-cancellable operating and finance leases as of December 31, 2022, are as follows:

	Operating Leases	Finance Lease
2023	$2,586,000	$322,000
2024	2,684,000	330,000
2025	2,788,000	338,000
2026	729,000	347,000
2027	255,000	356,000
Thereafter	—	5,594,000
Total future lease payments	9,042,000	7,287,000
Less: imputed interest	(1,278,000)	(3,383,000)
Total lease liabilities	7,764,000	3,904,000
Less: lease liability, current portion	2,260,000	285,000
Lease liability, net of current portion	$5,504,000	$3,619,000
Purchase Commitments
The Company has a contractual commitment with a supplier to purchase $0.3 million of products every month for an initial term of two years beginning in May 2021 until May 2023. $3.2 million and $1.9 million of materials were purchased under this minimum purchase commitment during the years ended December 31, 2022 and 2021, respectively. The contract can be terminated with 90 days written notice by either party.
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
Contingent Consideration
Refer to Note 4. Investments and Fair Value Measurements for discussion regarding contingent consideration.

12. Income Taxes
The domestic and foreign components of income (loss) from continuing operations are as follows:

	Year Ended December 31,
	2022	2021
Domestic	$(131,237,000)	$(78,356,000)
Foreign	525,000	204,000
Loss before provision for income taxes	$(130,712,000)	$(78,152,000)
The provision for domestic and foreign income taxes is as follows:

	Year Ended December 31,
	2022	2021
Current:
Federal	$—	$—
Foreign	123,000	39,000
State and local	1,000	21,000
Total current income tax provision (benefit)	$124,000	$60,000
Deferred:
Federal	$(277,000)	$(4,055,000)
Foreign	—	—
State and local	2,037,000	(1,722,000)
Total deferred income tax provision (benefit)	1,760,000	(5,777,000)
Income tax provision (benefit)	$1,884,000	$(5,717,000)

Reconciliations of the income tax computed at the federal statutory tax rate to the expense for income taxes are as follows:

	Year Ended December 31,
	2022	2021
Income taxes at statutory rate	$(27,447,000)	$(16,413,000)
State income taxes, net of federal benefits	(1,321,000)	(2,030,000)
Change in valuation allowance	27,342,000	12,879,000
Stock-based compensation	1,345,000	581,000
Section 162(m)	2,447,000	966,000
Other permanent differences	434,000	149,000
Research credits	(1,733,000)	(938,000)
Other	817,000	(911,000)
Income tax expense (benefit)	$1,884,000	$(5,717,000)
Significant components of the Company’s deferred tax assets at December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$109,612,000	$81,399,000
Research and development credits	9,816,000	6,911,000
Stock-based compensation	1,639,000	849,000
ASC 842 - lease liability	2,599,000	2,517,000
UNICAP	1,049,000	481,000
Other	1,944,000	976,000
Total gross	126,659,000	93,133,000
Deferred tax liabilities:
Amortization	(2,202,000)	(7,478,000)
ASC 842 - ROU asset	(2,441,000)	(2,504,000)
Less: valuation allowance	(122,016,000)	(83,151,000)
Deferred tax assets, net of valuation allowance	$—	$—
As of December 31, 2022, the Company has federal and state tax net operating loss carryforwards of $463.8 million and $197.6 million, respectively. The federal tax loss carryforwards include $282.9 million that do not expire but utilization is limited to 80% of the Company’s taxable income in any given tax year based on current federal tax laws. The remaining federal tax loss carryforwards of $180.9 million and state tax loss carryforwards begin to expire in 2027 and 2023, respectively, unless previously utilized. As of December 31, 2022, the Company also has federal and California research credit carryforwards of $9.4 million and $8.8 million, respectively. The federal research credit carryforwards begin to expire in 2027 unless previously utilized. The California research credits carry forward indefinitely.
Management assesses all available evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company has experienced net losses since inception, and the revenue and income potential of the Company’s business and market are unproven. Due to the Company’s continuing research and development ("R&D") activities, the Company expects to continue to incur net losses into the foreseeable future. As such, the Company cannot conclude that it is more likely than not that its deferred tax assets will be realized. A valuation allowance of $122.0 million, and $83.2 million as of December 31, 2022, and 2021, respectively, has been established to offset the deferred tax assets.
The Company acquired BioDiscovery, LLC. an entity designated for income tax purposes as a corporation in a plan of reorganization within the meaning of Section 368(a)(1)(A) on October 18, 2021. Under ASC 805-740, the Company recorded deferred tax liabilities of $5.8 million related to customer lists, patents/trademarks, developed technology, and fixed assets as part of the business combination. As the deferred tax liability recorded in the business combination constitutes a source of future taxable income, the Company recorded a decrease to its valuation allowance against its deferred tax assets of $5.8 million as a deferred income tax benefit for the year ended December 31, 2021.
As permitted under ASC 805, the Company is allowed a measurement period, which may not exceed one year, in which to complete its accounting for the acquisition. During the year ended December 31, 2022, the Company recorded a decrease to the deferred tax liabilities previously recorded by $1.8 million due to adjustments to pre-acquisition tax losses and the state rate change. The Company recorded a corresponding increase in the valuation allowance of $1.8 million as a deferred income tax expense for the year ended December 31, 2022. The purchase price for BioDiscovery was finalized during the year ended December 31, 2022.
In November 2022, the Company completed the stock acquisition of Purigen Biosystems, Inc. The Company recorded a net deferred tax asset of $11.5 million of which $4.4 million related to deferred tax liabilities for non-deductible intangibles and $15.4 million related to deferred tax assets for pre-acquisition tax loss and credit carryforwards. As management determined that the net deferred tax asset was not more likely than not to realize, a full valuation allowance was recorded. There was no impact on the Company's income tax provision as of December 31, 2022. The measurement period remains open for the Purigen acquisition as of December 31, 2022.
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
The Company last performed a 382 study during 2013 and since this date there have been changes in ownership that will limit the Company's ability to utilize the net operating loss and R&D credit carryforwards. The Company is in the process of refreshing its 382 study but the results of that analysis are unknown as of the issuance date of these consolidated financial statements. The completion of the 382 study could result in material reductions to deferred tax assets and related valuation allowance disclosed above. However, the Company had not utilized any of the net operating losses and R&D credits during the years ended December 31, 2022, and 2021.
Reconciliations of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, are as follows:

	December 31,
	2022	2021
Balance at beginning of the year	$5,119,000	$4,201,000
Additions/(reductions) for tax positions - prior year	903,000	231,000
Increase related to current year positions	1,259,000	687,000
Balance at the end of the year	$7,281,000	$5,119,000
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
The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual of interest and penalties on the Company’s balance sheets and has not recognized any interest and penalties in the statements of operations for the years ended December 31, 2022 and 2021.
The Company is subject to taxation in the United States, the United Kingdom and China. The Company’s tax years from 2007 (inception) are subject to examination by the United States and state authorities due to the carry forward of unutilized net operating losses and R&D credits.
13. Employee Benefits
The Company has a defined contribution 401(k) plan available to eligible employees. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. The Company expensed matching contributions of $1.5 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively.
14. Acquisitions
Purigen Acquisition
In November 2022, the Company, Mazdan Merger Sub, Inc., a wholly owned subsidiary of the Company (“Purigen Merger Sub”), Purigen and Shareholder Representative Services LLC, solely in its capacity as the securityholders’ representative, entered into an Agreement and Plan of Merger (the “Purigen Merger Agreement”) pursuant to which the Company agreed to acquire Purigen. Pursuant to the terms and conditions of the Purigen Merger Agreement, Purigen Merger Sub merged with and into Purigen, whereupon the separate corporate existence of Purigen Merger Sub ceased, with Purigen continuing as the surviving corporation of such merger and a wholly owned subsidiary of the Company. Purigen’s isotachophoresis (ITP) technology is expected to expand and accelerate the adoption of OGM.
Pursuant to Purigen Merger Agreement, the Company paid upfront consideration consisting of a combination of approximately $32.0 million in cash. The upfront consideration is subject to adjustment for, among other things, cash, unpaid indebtedness, unpaid transaction expenses and working capital relative to a target. Under the Purigen Merger Agreement, the Company has also agreed to pay additional consideration, up to an aggregate of $32.0 million in cash based on the achievement of certain milestones. Cash of $1.2 million will be held in an escrow fund for purposes of satisfying any post-closing purchase price adjustments and indemnification claims under the Purigen Merger Agreement.
The Company accounted for its acquisition of Purigen using the acquisition method of accounting pursuant to ASC 805. The tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date, and the excess of the purchase price over the estimated fair value assigned to the tangible and identifiable intangible assets acquired and liabilities assumed was recorded to goodwill. Goodwill relates to the expected synergies from combining the operations of the companies. The acquisition was structured as a stock sale and therefore goodwill is non-tax deductible.
The purchase price allocation for the acquisition of Purigen is preliminary and subject to revision as additional information about the fair value of assets and liabilities becomes available. As permitted under ASC 805, the Company is allowed a measurement period, which may not exceed one year, in which to complete its accounting for the acquisition. Per the terms of the Purigen Merger Agreement, the purchase price is still subject to adjustment for the final determination of cash, unpaid indebtedness, unpaid transaction expenses and working capital, as well for deferred and current tax assets and liabilities
The following is the estimated purchase price for the acquisition of Purigen:

Cash	$32,034,000
Estimated fair value of milestone consideration	$12,970,000
Estimated return of cash to buyer from escrow	$(90,000)
Total estimated purchase price	$44,914,000
The total estimated purchase price was allocated to Purigen’s tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded as goodwill, as follows:

Cash & cash equivalents	$290,000
Accounts receivable	259,000
Inventory	944,000
Prepaid expenses and other current assets	184,000
Property and equipment, net	805,000
Restricted cash	400,000
Operating lease right-of-use assets	1,636,000
Other long-term assets	533,000
Intangible assets	20,000,000
Goodwill	22,651,000
Accounts payable and other accrued liabilities	(1,152,000)
Operating lease liability (short-term and long-term)	(1,636,000)
Net assets acquired	$44,914,000
The acquisition date fair values of identifiable intangible assets acquired are as following:

Developed technology	$18,800,000
Customer relationships	200,000
Tradename	1,000,000
Fair value of identifiable intangible assets	$20,000,000
The Company uses the income approach to derive the fair value of the identified intangible assets acquired. This approach calculates fair value by estimating future cash flows attributable to the assets and then discounting these cash flows to a present value using a risk-adjusted discount rate.

The customer relationships and trade name intangibles are being amortized on a straight-line basis over their estimated useful lives of 5 years. The developed technology intangible is being amortized on a straight-line basis over its estimated useful live of 15 years. Straight-line amortization was determined to be materially consistent with the pattern of expected use of the intangible assets.
As the Company began integrating Purigen’s operations with its existing operations during the fourth quarter of 2022, it is not practical or meaningful to distinguish Purigen’s expenses or net income or loss from that of the combined operations. Purigen revenues included in the Company’s consolidated statement of operations from the date of acquisition through December 31, 2022 were not significant.
BioDiscovery Acquisition
In October 2021, the Company, Starship Merger Sub I, Inc., a wholly owned subsidiary of the Company (“BioDiscovery Merger Sub I”), Starship Merger Sub II, LLC, a California limited liability company (“BioDiscovery Merger Sub II”), BioDiscovery, Inc., a California corporation (“Former BioDiscovery”), and Soheil Shams, solely in his capacity as the securityholders’ representative, entered into an Agreement and Plan of Merger (the “BioDiscovery Merger Agreement”), pursuant to which the Company agreed to acquire Former BioDiscovery. Pursuant to the terms and conditions of the BioDiscovery Merger Agreement, BioDiscovery Merger Sub I merged with and into Former BioDiscovery (“BioDiscovery Merger I”), whereupon the separate corporate existence of BioDiscovery Merger Sub I ceased, with Former BioDiscovery continuing as the surviving corporation of BioDiscovery Merger I and a wholly owned subsidiary of the Company. Immediately after BioDiscovery Merger I, pursuant to the terms and conditions of the BioDiscovery Merger Agreement, Former BioDiscovery merged with and into BioDiscovery Merger Sub II (“BioDiscovery Merger II”), whereupon the separate corporate existence of Former BioDiscovery ceased, with BioDiscovery Merger Sub II continuing as the surviving company of BioDiscovery Merger II and a wholly owned subsidiary of the Company. Concurrent with BioDiscovery Merger II, BioDiscovery Merger Sub II changed its name to that of our current subsidiary, BioDiscovery, LLC.
Pursuant to the BioDiscovery Merger Agreement, the Company completed the acquisition of BioDiscovery, LLC for a combination of approximately $52.3 million in cash and $40.0 million in shares of Company common stock. Of the $40.0 million in shares of Company common stock, approximately $26.0 million was subject to vesting based on continuous service. These shares vested in full in October 2022. See Note 9 to our consolidated financial statements for a discussion of the restricted stock vesting terms and accounting treatment.
As permitted under ASC 805, the Company is allowed a measurement period, which may not exceed one year, in which to complete its accounting for the acquisition. During the year ended December 31, 2022, the Company recorded an increase to the value of acquired contract liabilities in the amount of $0.3 million, a decrease to acquired deferred tax liabilities in the amount of $1.8 million, and an increase to acquired other assets in the amount of $0.1 million, with the offset recorded to goodwill. There were no additional purchase price adjustments made during 2022. The purchase price for BioDiscovery was finalized during the year ended December 31, 2022.
The following is the purchase price for the acquisition of BioDiscovery:

Cash	$52,291,000
Fair value of milestone consideration	$9,000,000
Return of cash to buyer from escrow	$(694,000)
Shares common stock issued as consideration	2,723,000
Stock price per share on closing date	$5.20
Value of common stock consideration	$14,159,000
Total purchase price	$74,756,000
The total purchase price was allocated to BioDiscovery’s tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded as goodwill, as follows:

Cash and cash equivalents	$3,205,000
Accounts receivable	1,782,000
Right-of-use assets	3,987,000
Other assets	280,000
Intangible assets	26,800,000
Goodwill	47,466,000
Accounts payable and other accrued liabilities	(193,000)
Right-of-use liabilities (short-term and long-term)	(3,987,000)
Deferred tax liability	(4,016,000)
Contract liabilities	(568,000)
Net assets acquired	$74,756,000
The acquisition date fair values of identifiable intangible assets acquired are as following:

Customer relationships	$3,000,000
Developed technology	22,800,000
Tradename	1,000,000
Fair value of identifiable intangible assets	$26,800,000
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
As the Company began integrating BioDiscovery’s operations with its existing operations during the fourth quarter of 2021, it was not practical or meaningful to distinguish BioDiscovery’s expenses or net income or loss from that of the combined operations.
The Company recognized approximately $1.8 million and $1.5 million of acquisition-related transaction costs for the acquisitions of Purigen and BioDiscovery, including financial advisor fees, legal expenses and accounting fees for the years ended December 31, 2022 and 2021, respectively. These costs are included in the consolidated statement of operations in selling, general and administrative expense.
Pro forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company, BioDiscovery and Purigen as if the companies had been combined as of the beginning of the year prior to the acquisition. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of BioDiscovery and Purigen to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied at the beginning of the year prior to the acquisition. The following unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved as if the acquisitions had taken place as of January 1, 2020 and January 1, 2021, respectively.

	Years Ended December 31, (Unaudited)
	2022	2021
Revenue	$29,893,000	$24,086,000
Net loss	(143,309,000)	(91,505,000)
Basic and diluted net loss per share	$(0.50)	$(0.32)
15. Related Party Transactions
Through the acquisition of BioDiscovery in October 2021, the Company inherited a building lease with a landlord owned by BioDiscovery’s former Director and Chief Executive Officer, who served as the Company’s Chief Informatics Officer from the date of the acquisition through October 2022. The Company recorded $0.5 million and $0.1 million in finance lease costs related to this lease for the years ended December 31, 2022 and 2021, respectively. Refer to Note 11. Commitments and Contingencies for future commitments pertaining to this finance lease.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
As of December 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this assessment, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision and with the participation of our management, including our principal executive and financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
As of December 31, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
As the acquisition of Purigen occurred in the fourth quarter of 2022, we excluded the internal control over financial reporting of Purigen from the scope of our assessment of the effectiveness of the Company’s internal controls. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recently-acquired business may be omitted from our scope in the year of acquisition, if specified conditions are satisfied. Goodwill and net intangibles assets acquired were not excluded from our assessment. Purigen's total net assets excluded from our assessment constituted approximately 2% of the Company’s total assets as of December 31, 2022, and Purigen’s revenues excluded from our assessment represented approximately 0.1% of the Company’s total revenue for the year ended December 31, 2022.
Changes in Internal Control over Financial Reporting
Except as described below, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In October 2021, we acquired BioDiscovery LLC. We have integrated the internal controls of the acquired business into our overall system of internal control over financial reporting as of December 31, 2022.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item will be set forth under the captions “Proposal 1 – Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Information Regarding Committees of the Board of Directors,” “Executive Officers,” and “Delinquent Section 16(a) Reports,” if any, in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated in this Annual Report by reference.
We have adopted a code of business conduct and ethics, or the Ethics Code, that applies to all our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of the Ethics Code is available on our website at www.bionanogenomics.com. If we ever were to amend or waive any provision of our Ethics Code that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions, we intend to satisfy our disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on our website set forth above rather than by filing a Current Report on Form 8-K. Information contained in, or that can be accessed through, our website is not incorporated by reference herein, and you should not consider information on our website to be part of this Annual Report.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth under the caption “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures” in the Proxy Statement and is incorporated in this Annual Report by reference.
PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
List the following documents filed as a part of the report:
(1)Financial statements
The response to this portion of Item 15 is set forth under Item 8 above.
The following consolidated financial statements of Bionano Genomics, Inc are included in Item 8 of this report:
•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets — December 31, 2022 and 2021
•Consolidated Statements of Operations — Years ended December 31, 2022 and 2021
•Consolidated Statements of Comprehensive Loss — Years ended December 31, 2022 and 2021
•Consolidated Statements of Stockholders’ Equity (Deficit) – Years ended December 31, 2022 and 2021
•Consolidated Statements of Cash Flows — Years ended December 31, 2022 and 2021
•Notes to Consolidated Financial Statements
(2)Financial statement schedule.
All schedules have been omitted because they are not required or because the required information is given in the financial statements or notes thereto set forth under Item 8 above.

(3)Exhibits
A list of exhibits filed with this Annual Report or incorporated herein by reference can be found in the Exhibit Index below.
Exhibit Index

Exhibit Number	Description
2.1^€ (1)	Agreement and Plan of Merger, dated October 8, 2021, by and among the Company, Starship Merger Sub I, Inc., Starship Merger Sub II, LLC, BioDiscovery, Inc. and Soheil Shams.
2.2^€ (2)	Agreement and Plan of Merger, dated November 23, 2022, by and among the Company, Mazdan Merger Sub, Inc., Purigen Biosystems, Inc. and Shareholder Representative Services LLC.
3.1(3)	Amended and Restated Certificate of Incorporation, as amended.
3.2(4)	Amended and Restated Bylaws.
4.1(5)	Form of Common Stock Certificate.
4.2(5)	Form of Warrant to Purchase Series D-1 Preferred Stock issued to Midcap Financial Trust.
4.3(5)	Form of Warrant to Purchase Common Stock Issued to Underwriters (attached to Underwriting Agreement).
4.4(5)	Form of Warrant Certificate (included in Exhibit 4.5).
4.5(5)	Form of Warrant Agent Agreement by and between the Registrant and American Stock Transfer & Trust Company LLC, as warrant agent.
4.6(6)	Form of Warrant to Purchase Common Stock for Service Providers.
4.7(7)	Registration Rights Agreement, dated March 14, 2019, by and among the Company and the Innovatus Investors.
4.8(8)	Form of Warrant to Purchase Common Stock issued to Investors in October 2019 Public Offering.
4.9(9)	Form of Warrant to Purchase Common Stock issued to Investors in April 2020 Public Offering.
4.10	Description of the Company’s Securities.
10.1+(5)	Bionano Genomics, Inc. Amended and Restated 2006 Equity Compensation Plan (the “2006 Plan”).
10.1A+(5)	Forms of grant notice, stock option agreement and notice of exercise under the 2006 Plan.
10.2+(10)	Bionano Genomics, Inc. 2018 Equity Incentive Plan, as amended (the “2018 Plan”).
10.2A+	Forms of grant notice, stock option agreement and notice of exercise under the 2018 Plan.
10.2B+	Forms of director grant notice, stock option agreement and notice of exercise under the 2018 Plan.
10.2C+	Forms of double-trigger grant notice, stock option agreement and notice of exercise under the 2018 Plan.
10.2D+(5)	Forms of international grant notice, stock option agreement and notice of exercise under the 2018 Plan.
10.2E+(11)	Forms of restricted stock unit grant notice and restricted stock unit award agreement under the Bionano Genomics, Inc. 2018 Equity Incentive Plan.
10.3+(12)	Bionano Genomics, Inc. 2018 Employee Stock Purchase Plan.
10.4+(2)	Bionano Genomics, Inc. 2020 Inducement Plan, as amended.
10.4A+(13)	Form of Stock Option Grant Notice and Stock Option Agreement under the Bionano Genomics, Inc. 2020 Inducement Plan.
10.5+(14)	Bionano Genomics, Inc. Non-Employee Director Compensation Policy, as amended
10.6+(5)	Form of Indemnification Agreement by and between the Registrant and each director and executive officer.
10.7+(5)	Employment Agreement by and between the Registrant and R. Erik Holmlin, Ph.D., dated November 7, 2017, as amended.
10.8+(15)	Employment Agreement, effective as of September 1, 2020, by and between Christopher Stewart and the Company.
10.9+(15)	Employment Agreement, effective as of August 31, 2020, by and between Alka Chaubey and the Company.
10.10+(5)	Employment Agreement by and between the Registrant and Mark Oldakowski, dated November 7, 2017.
10.11(5)	Lease by and between the Registrant and The Irvine Company LLC, dated January 16, 2012.
10.11A(5)	First Amendment to the Lease by and between the Registrant and The Irvine Company LLC, dated September 10, 2013.
10.11B(5)	Second Amendment to the Lease by and between the Registrant and The Irvine Company LLC, dated July 1, 2015.
10.11C(3)	Third Amendment to the Lease by and between the Registrant and The Irvine Company LLC, dated December 19, 2019.
10.11D(3)	Fourth Amendment to the Lease by and between the Registrant and The Irvine Company LLC, dated February 15, 2021.
10.11E(14)	Fifth Amendment to the Lease by and between the Registrant and The Irvine Company, LLC, dated January 12, 2022.
10.12(14)	Standard Industrial/Commercial Single-Tenant Lease, made effective as of November 23, 2021, by and between the Company and 6777 Nancy Ridge LLC.

Exhibit Number	Description
10.13(14)	Commercial Single-Tenant Lease – Net, dated February 28, 2016, by and between Tesa Beach LLC and BioDiscovery, Inc.
10.14	Lease, dated August 22, 2016, by and between SFF BBC, LLC and Purigen Biosystems, Inc.
10.14A	First Amendment to the Lease by and between Purigen Biosystems Inc, and SFF BBC, LLC, dated August 22, 2016
10.15(16)	Sales Agreement, dated March 23, 2021, by and between the Company and Cowen and Company, LLC.
10.16#(5)	License Agreement by and between Princeton University and the Registrant, dated January 7, 2004.
10.16A#(5)	First Amendment to the License Agreement by and between Princeton University and the Registrant, dated December 17, 2004.
10.16B#(5)	Second Amendment to the License Agreement by and between Princeton University and the Registrant, dated February 25, 2010.
10.16C#(5)	Third Amendment to the License Agreement by and between Princeton University and the Registrant, dated October 17, 2011.
10.16D#(5)	Fourth Amendment License Agreement by and between Princeton University and the Registrant, dated February 9, 2012.
10.17#(5)	Master Services Agreement by and between the Registrant and Skorpios Technologies, Inc. (f/k/a Novati Technologies, Inc. and f/k/a SVTC Technologies, LLC), dated March 2, 2009, as amended.
10.18#(5)	License Agreement by and between the Registrant and New York University dated November 4, 2013.
10.19#(5)	License Agreement by and between the Registrant and Q Biotechnology CV dated May 1, 2014.
10.19A#(5)	Amendment to Non-Exclusive Patent License Agreement by and between the Registrant and Q Biotechnology CV dated May 1, 2014.
10.20#(5)	Manufacturing Services Agreement by and between the Registrant and Paramit Corporation, dated February 18, 2015.
10.21#(5)	Option and Sublicense Agreement by and between the Registrant and Pacific Biosciences of California, Inc. dated February 2, 2016.
10.22^€	Amended and Restated Exclusive License Agreement with Equity, dated July 16, 2021, by and between The Board of Trustees of the Leland Stanford Junior University and Purigen Biosystems, Inc.
10.22A^€
Amendment No. 1 to the Amended and Restated Exclusive License Agreement Effective the 16th Day of July 2021 Between Stanford University and Purigen Biosystems, Inc., dated November 14, 2022, by and between The Board of Trustees of the Leland Stanford Junior University and Purigen Biosystems, Inc.

21.1	Subsidiaries of the Registrant.
23.1	Consent of BDO USA LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 19, 2021.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 28, 2022.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2021
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 24, 2018.
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 21, 2018.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 14, 2019.

Exhibit Number	Description
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-233828), as amended.
(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-237074).
(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-245764).
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2021.
(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-227073).
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 4, 2020.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2020.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 24, 2021.
^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
+	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
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

Bionano Genomics, Inc.

Date: March 9, 2023	By:	/s/ R. Erik Holmlin, Ph.D.
R. Erik Holmlin, Ph.D.
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of R. Erik Holmlin, Ph.D. and Christopher Stewart as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Bionano Genomics, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Erik Holmlin, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2023
R. Erik Holmlin, Ph.D.

/s/ Christopher Stewart	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2023
Christopher Stewart

/s/ David L. Barker, Ph.D.	Director	March 9, 2023
David L. Barker, Ph.D.

/s/ Albert A. Luderer, Ph.D.	Director	March 9, 2023
Albert A. Luderer, Ph.D.

/s/ Yvonne Linney, Ph.D.	Director	March 9, 2023
Yvonne Linney, Ph.D.

/s/ Hannah Mamuszka	Director	March 9, 2023
Hannah Mamuszka

/s/ Aleksandar Rajkovic, M.D., Ph.D	Director	March 9, 2023
Aleksandar Rajkovic, M.D., Ph.D.

/s/ Christopher Twomey	Director	March 9, 2023
Christopher Twomey

/s/ Kristiina Vuori, M.D., Ph.D.	Director	March 9, 2023
Kristiina Vuori, M.D., Ph.D.

/s/ Vincent Wong, J.D., M.B.A.	Director	March 9, 2023
Vincent Wong, J.D., M.B.A.