Form 10-Q
period 2023-03-31
Bionano Genomics, Inc.
filed 2023-05-09
CIK 1411690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

As of May 4, 2023, the registrant had 306,790,214 shares of Common Stock ($0.0001 par value) outstanding.

BIONANO GENOMICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIONANO GENOMICS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$4,104,000	$5,091,000
Investments	91,704,000	108,095,000
Accounts receivable, net	6,780,000	7,022,000
Inventory	33,113,000	29,761,000
Prepaid expenses and other current assets	6,856,000	7,329,000
Total current assets	142,557,000	157,298,000
Restricted cash	400,000	400,000
Property and equipment, net	19,050,000	18,029,000
Operating lease right-of-use assets	7,062,000	7,222,000
Finance lease right-of-use assets	3,657,000	3,707,000
Intangible assets, net	39,351,000	41,143,000
Goodwill	77,289,000	77,289,000
Other long-term assets	2,785,000	2,414,000
Total assets	$292,151,000	$307,502,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,780,000	$12,534,000
Accrued expenses	9,250,000	10,552,000
Contract liabilities	1,127,000	871,000
Operating lease liability	2,235,000	2,260,000
Finance lease liability	282,000	285,000
Contingent consideration	9,461,000	9,382,000
Total current liabilities	38,135,000	35,884,000
Operating lease liability, net of current portion	5,043,000	5,504,000
Finance lease liability, net of current portion	3,612,000	3,619,000
Contingent consideration, net of current portion	13,680,000	12,970,000
Long-term contract liabilities	194,000	127,000
Total liabilities	$60,664,000	$58,104,000
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized at March 31, 2023 and December 31, 2022; 306,790,000 and 297,183,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	31,000	30,000
Additional paid-in capital	617,960,000	599,207,000
Accumulated deficit	(385,839,000)	(348,715,000)
Accumulated other comprehensive loss	(665,000)	(1,124,000)
Total stockholders’ equity	$231,487,000	$249,398,000
Total liabilities and stockholders’ equity	$292,151,000	$307,502,000
See accompanying notes to the unaudited condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Product revenue	$5,447,000	$4,206,000
Service and other revenue	1,968,000	1,490,000
Total revenue	7,415,000	5,696,000
Cost of revenue:
Cost of product revenue	3,858,000	3,576,000
Cost of service and other revenue	1,487,000	1,259,000
Total cost of revenue	5,345,000	4,835,000
Operating expenses:
Research and development	13,937,000	10,527,000
Selling, general and administrative	25,976,000	20,277,000
Total operating expenses	39,913,000	30,804,000
Loss from operations	(37,843,000)	(29,943,000)
Other income (expense):
Interest income	704,000	110,000
Interest expense	(76,000)	(77,000)
Other income (expense)	117,000	(33,000)
Total other income (expense)	745,000	—
Loss before income taxes	(37,098,000)	(29,943,000)
Benefit (provision) for income taxes	(26,000)	(9,000)
Net loss	$(37,124,000)	$(29,952,000)
Net loss per share, basic and diluted	$(0.12)	$(0.11)
Weighted-average common shares outstanding basic and diluted	302,045,000	284,613,000

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss:	$(37,124,000)	$(29,952,000)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	423,000	(1,098,000)
Foreign currency translation adjustments	36,000	—
Other comprehensive income (loss)	$459,000	$(1,098,000)
Total comprehensive loss	$(36,665,000)	$(31,050,000)

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2022	289,602,000	$29,000	$553,747,000	$(216,119,000)	$(539,000)	$337,118,000
Stock option exercises	21,000		15,000	—	—	15,000
Stock-based compensation expense	—	—	5,102,000	—	—	5,102,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	65,000	—	—	—	—	—
Net loss	—	—	—	(29,952,000)	—	(29,952,000)
Other comprehensive loss	—	—	—	—	(1,098,000)	(1,098,000)
Balance at March 31, 2022	289,688,000	$29,000	$558,864,000	$(246,071,000)	$(1,637,000)	$311,185,000

Balance at January 1, 2023	297,183,000	$30,000	$599,207,000	$(348,715,000)	$(1,124,000)	$249,398,000
Stock option exercises	42,000	—	23,000	—	—	23,000
Stock-based compensation expense	—	—	3,882,000	—	—	3,882,000
Issue common stock, net of issuance costs	9,500,000	1,000	14,848,000	—	—	14,849,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	65,000	—	—	—	—	—
Net loss	—	—	—	(37,124,000)	—	(37,124,000)
Other comprehensive income (loss)	—	—	—	—	459,000	459,000
Balance at March 31, 2023	306,790,000	$31,000	$617,960,000	$(385,839,000)	$(665,000)	$231,487,000
See accompanying notes to the unaudited condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(37,124,000)	$(29,952,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	3,190,000	2,210,000
Amortization of financing lease right-of-use asset	51,000	29,000
Amortization (accretion) of interest on securities	(82,000)	299,000
Non-cash lease expense	113,000	299,000
Net realized loss (gain) on investments	7,000	—
Stock-based compensation	3,882,000	5,102,000
Change in fair value of contingent consideration	789,000	79,000
Cost of leased equipment sold to customer	88,000	—
Changes in operating assets and liabilities:
Accounts receivable	242,000	(640,000)
Inventory	(5,707,000)	(5,938,000)
Prepaid expenses and other current assets	471,000	(323,000)
Other assets	(372,000)	(48,000)
Accounts payable	3,017,000	(3,168,000)
Accrued expenses and contract liabilities	(978,000)	(443,000)
Net cash used in operating activities	(32,413,000)	(32,494,000)
Investing Activities:
BioDiscovery acquisition, return of purchase consideration from escrow	—	694,000
Purchases of property and equipment	(360,000)	(150,000)
Purchase of available for sale securities	—	(14,954,000)
Sale and maturity of available for sale securities	16,888,000	47,179,000
Construction in progress	—	(832,000)
Sale of property and equipment	—	27,000
Net cash provided by investing activities	16,528,000	31,964,000
Financing activities:
Principal payments on financing lease liability	(10,000)	(8,000)
Proceeds from sale of common stock	15,229,000	—
Offering expenses on sale of common stock	(380,000)	—
Proceeds from warrant and option exercises	23,000	15,000
Net cash provided by financing activities	14,862,000	7,000
Effect of exchange rates on cash, cash equivalents and restricted cash	36,000	—
Net decrease in cash, cash equivalents and restricted cash	(987,000)	(523,000)
Cash, cash equivalents and restricted cash at beginning of period	5,491,000	24,571,000
Cash, cash equivalents and restricted cash at end of period	$4,504,000	$24,048,000
Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts reported on the unaudited condensed consolidated statements of cash flows
Cash and cash equivalents	4,104,000	24,048,000
Restricted cash	400,000	—
Total cash, cash equivalents and restricted cash at end of period	4,504,000	24,048,000
Supplemental cash flow disclosures:
Cash paid for interest	$76,000	$70,000
Cash paid for operating lease liabilities	$644,000	$217,000

Supplemental disclosure of non-cash investing and financing activities:
Transfer of instruments and servers from property and equipment into inventory	$—	$544,000
Transfer of instruments and servers from inventory to property and equipment, net	$2,356,000	$2,056,000
Property and equipment included in accounts payable	$230,000	$—
Operating lease liabilities resulting from obtaining right-of-use assets	$—	$513,000
See accompanying notes to the unaudited condensed consolidated financial statements

BIONANO GENOMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Basis of Presentation
Description of Business
Bionano Genomics, Inc. (collectively, with its consolidated subsidiaries, the “Company”) is a provider of genome analysis solutions that can enable researchers and clinicians to reveal answers to challenging questions in biology and medicine. The Company offers optical genome mapping (“OGM”) solutions for applications across basic, translational and clinical research, and for other applications including bioprocessing. Through its Lineagen, Inc. (doing business as Bionano Laboratories, “Bionano Laboratories”) business, the Company also provides diagnostic testing for patients with clinical presentations consistent with autism spectrum disorder and other neurodevelopmental disabilities. Through its BioDiscovery, LLC (“BioDiscovery”) business, the Company also offers platform-agnostic software solution, which integrates next-generation sequencing and microarray data designed to provide analysis, visualization, interpretation and reporting of copy number variants, single-nucleotide variants and absence of heterozygosity across the genome in one consolidated view. Through our Purigen Biosystems Inc. (“Purigen”) business, we offer nucleic acid extraction and purification solutions using proprietary isotachophoresis (“ITP”) technology.
Basis of Presentation
The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting purposes. The condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, changes in equity, and comprehensive loss and cash flows for each period presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All intercompany transactions and balances have been eliminated. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Reclassifications
Certain amounts reported in prior years have been reclassified to conform with the presentation in the current year. These reclassifications had no effect on the reported results of operations.
Liquidity and Going Concern
The Company has experienced recurring net losses from operations, negative cash flows from operating activities, and accumulated deficit since its inception and expects to continue to incur net losses into the foreseeable future. As of March 31, 2023, the Company had approximately $4.1 million in cash and cash equivalents, $91.7 million in short term investments, and working capital of $104.4 million.
The Company has an accumulated deficit of $385.8 million as of March 31, 2023. During the three months ended March 31, 2023, the Company used $32.4 million cash in operations.
Management expects operating losses and negative cash flows to continue for at least the next year as the Company continues to incur costs related to research and commercialization efforts. Management has prepared cash flows forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the unaudited condensed consolidated financial statements for the three months ended March 31, 2023, are issued. Management’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management’s plans to raise additional capital to fulfill its operating and capital requirements for at least 12 months include public or private equity or debt financings. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all.
Furthermore, if the Company issues equity securities to raise additional funds, its existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders.
The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the outcome of this uncertainty.
Significant Accounting Policies
During the three months ended March 31, 2023, there were no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which amends the impairment model by requiring entities to use a forward looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available for sale debt securities. For trade receivables and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. The Company adopted ASU 2016-13 as of January 1, 2023.
The cumulative effect of applying the new credit loss standard was not material and, therefore, did not result in an adjustment to retained earnings. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related financial statement disclosures. In accordance with ASU 2016-13, the Company no longer evaluates whether its available-for-sale debt securities in an unrealized loss position are other than temporarily impaired. Instead, the Company assesses whether such unrealized loss positions are credit-related. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in other income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income.
2. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common share equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities which include outstanding warrants to purchase stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), and outstanding stock options under the Company’s equity incentive plans have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. Restricted stock is treated as outstanding for accounting purposes. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding because all potentially dilutive securities were anti-dilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	March 31, 2023	March 31, 2022
Stock options	32,013,000	21,531,000
Unvested restricted stock	—	4,257,000
Warrants	4,356,000	4,356,000
RSUs	2,457,000	296,000
PSUs	290,000	290,000
Total	39,116,000	30,730,000

3. Revenue Recognition
Revenue by Source

	Three Months Ended March 31,
	2023	2022
Instruments	$1,896,000	$1,596,000
Consumables	2,235,000	1,520,000
Software	1,316,000	1,090,000
Total product revenue	5,447,000	4,206,000
Service and other	1,968,000	1,490,000
Total revenue	$7,415,000	$5,696,000
The Company has revised the classification of its revenue between the categories in the table above for the March 31, 2022 statement of operations. In the March 31, 2022 statement of operations, “software” was included in “service and other.”
Revenue by Geographic Location

	Three Months Ended March 31,
	2023		2022
	$	%	$	%
Americas	$3,444,000	47%	$3,328,000	58%
EMEA	2,992,000	40%	1,739,000	31%
Asia Pacific	979,000	13%	629,000	11%
Total	$7,415,000	100%	$5,696,000	100%
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
For the three months ended March 31, 2023 and 2022, the United States represented 41.2% and 45.0% of total revenue, respectively. No other countries represented greater than 10% of revenue during the three months ended March 31, 2023 and 2022.
Remaining Performance Obligations
As of March 31, 2023, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $1.3 million. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations. The Company expects to recognize approximately 74.9% of this amount as revenue during the remainder of 2023, 20.5% in 2024, and 4.6% in 2025 and thereafter. Warranty revenue is included in service and other revenue.
The Company recognized revenue of approximately $0.7 million and $0.3 million during the three months ended March 31, 2023 and 2022, respectively, which was included in the contract liability balance at the end of the previous year.

4. Balance Sheet Account Details
Accounts Receivable and Allowance for Credit Losses

	March 31, 2023	December 31, 2022
Accounts receivable, net:
Accounts receivable, trade	$7,030,000	$7,315,000
Allowance for credit losses	(250,000)	(293,000)
	$6,780,000	$7,022,000
Changes to the allowance for credit losses during the three months ended March 31, 2023 were as follows:

Allowance for Credit Losses
Balance as of January 1, 2023	$(293,000)
Provision for expected credit loss	(5,000)
Write-offs and payments	48,000
Balance as of March 31, 2023	$(250,000)
The Company's adoption of ASU No. 2016-13, Financial Instruments - Credit Losses, included an assessment of our aged trade receivables balances and their underlying credit risk characteristics. Our evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.

Inventory
The components of inventories are as follows:

	March 31, 2023	December 31, 2022
Inventory:
Raw materials	$5,800,000	$5,319,000
Work in process	10,003,000	7,055,000
Finished goods	17,310,000	17,387,000
	$33,113,000	$29,761,000
Intangible Assets
Intangible assets that are subject to amortization consisted of the following for the periods presented:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$2,630,000	$(684,000)	$1,946,000	$2,630,000	$(552,000)	$2,078,000
Customer relationships	4,150,000	(1,379,000)	2,771,000	4,150,000	(1,172,000)	2,978,000
Developed technology	41,600,000	(7,068,000)	34,532,000	41,600,000	(5,615,000)	35,985,000
Intangibles, net	$48,380,000	$(9,131,000)	$39,249,000	$48,380,000	$(7,339,000)	$41,041,000
Intangible assets not subject to amortization totaled $0.1 million at March 31, 2023 and December 31, 2022, and related to the Company’s domain name.
Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2023	December 31, 2022
Compensation expenses	$6,349,000	$7,002,000
Customer deposits	17,000	17,000
Taxes payable	848,000	825,000
Insurance	326,000	613,000
Professional fees and royalties	96,000	210,000
Warranty liabilities	591,000	489,000
Accrued clinical study fees	174,000	250,000
Other	849,000	1,146,000
Total	$9,250,000	$10,552,000
5. Stockholders’ Equity and Stock-Based Compensation
Cowen At-the-Market Facility
On March 23, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) which provides for the sale, in the Company’s sole discretion, of shares of common stock having an aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal, which was amended on March 9, 2023 to decrease the maximum aggregate offering price to $200.0 million for sales made on and after the date of the amendment (the “Cowen ATM”). The Company agreed to pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. In August 2022, the Company sold approximately 6.6 million shares of common stock under the Cowen ATM at an average share price of $3.46 per share, and received gross proceeds of approximately $23.1 million before deducting offering costs of $0.6 million. During the first quarter of 2023, the Company sold approximately 9.5 million shares of common stock under the Cowen ATM at an average share price of $1.60 per share, and received gross proceeds of approximately $15.2 million before deducting offering costs of $0.4 million.

Stock Warrants
A summary of the Company’s warrant activity during the three months ended March 31, 2023 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	4,356,000	$5.96	0.76	$273,000
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at March 31, 2023	4,356,000	$5.96	0.52	$156,000
Stock Options
A summary of the Company’s stock option activity during the three months ended March 31, 2023 was as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	24,022,000	$3.28	8.50	$2,068,000
Granted	9,121,000	1.60	—
Exercised	(42,000)	0.55	—	25,000
Canceled	(1,088,000)	3.37	—
Outstanding at March 31, 2023	32,013,000	$2.80	8.84	$1,147,000
Vested and exercisable at March 31, 2023	9,149,000	$3.56	7.89	$892,000
For the three months ended March 31, 2023, the weighted-average grant date fair value of stock options granted was $1.07 per share.
Stock-Based Compensation
The Company recognized stock-based compensation expense for the periods presented as follows:

	Three Months Ended March 31,
	2023	2022
Cost of product revenue	$102,000	$—
Cost of service and other revenue	44,000	—
Research and development	1,357,000	3,328,000
General and administrative	2,379,000	1,774,000
Total stock-based compensation expense	$3,882,000	$5,102,000
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants during the periods presented were as follows:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	4.0%	1.9%
Expected volatility	72.7%	70.1%
Expected term (in years)	6.0	6.0
Expected dividend yield	0.0%	0.0%

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
Restricted Stock Units and Performance Stock Units
The following table summarizes RSU activity during the three months ended March 31, 2023:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2023	96,000	$4.74
Granted	2,461,000	1.63
Released	(65,000)	4.74
Forfeited	(35,000)	1.63
Outstanding at March 31, 2023	2,457,000	$1.67
The total intrinsic value of the RSUs that vested during the three months ended March 31, 2023 was $0.3 million, determined as of the date of vesting. The weighted average remaining contractual term for the RSUs is 3.5 years as of March 31, 2023.
The following table summarizes PSU activity during the three months ended March 31, 2023:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2023	290,000	$4.74
Granted	—	—
Released	—	—
Forfeited	—	—
Outstanding at March 31, 2023	290,000	$4.74
The weighted average remaining contractual term for the PSUs is 2.1 years as of March 31, 2023.
Executive Option Grants and RSUs
On February 15, 2023, the compensation committee of the Company’s board of directors granted various executive officers stock options to purchase an aggregate of 3.3 million shares of common stock at an exercise price of $1.63 per share, and RSUs amounting to 0.7 million shares of common stock at a grant date fair value of $1.63 per share, in each case with an effective grant date and vesting commencement date of February 15, 2023 (the “Grant Date”). These stock option grants and RSUs were issued from the 2018 Plan. The shares subject to the option shall vest monthly over 48 months beginning on the one-month anniversary of the Grant Date, such that the option shall be fully vested and exercisable on the four-year anniversary of the Grant Date. The RSUs shall vest annually over four years beginning one year after the Grant Date, and the balance of the shares vest in a series of three successive equal annual installments measured from the first anniversary of the Grant Date, such that the RSU shall be fully vested on the four-year anniversary of the Grant Date.

Series A Preferred Stock
On April 13, 2023, the Company entered into an agreement with David Barker, the Chair of the Company’s board of directors, pursuant to which the Company agreed to issue and sell one share of the Company’s Series A Preferred Stock, par value $0.0001 per share for a purchase price of $100.00. The closing of the sale and purchase of the share of Series A Preferred was completed on April 13, 2023.
The share of Series A Preferred will have 3.0 billion votes, but has the right to vote only on a proposal submitted to the stockholders of the Company to adopt an amendment, or a series of alternate amendments, to the Company’s Amended and Restated Certificate of Incorporation, as amended, to combine the outstanding shares of Common Stock into a smaller number of shares of Common Stock at a ratio specified in or determined in accordance with the terms of such amendment or series of alternate amendments (“Reverse Stock Split Proposal”), and will have no voting rights (i) except with respect to a Reverse Stock Split Proposal and the votes of the share of Series A Preferred are required to be cast for and against such Reverse Stock Split Proposal in the same proportion as shares of Common Stock are voted for and against such Reverse Stock Split Proposal (with any shares of Common Stock that are not voted, whether due to abstentions, broker non-votes or otherwise not counted as votes for or against a Reverse Stock Split Proposal) and (ii) unless the holders of one-third (1/3rd) of the outstanding shares of Common Stock are present and vote, in person or by proxy, at the meeting of stockholders at which a Reverse Stock Split Proposal is submitted for stockholder approval (or any adjournment thereof). The share of Series A Preferred will vote together with the Common Stock as a single class on a Reverse Stock Split Proposal. The Series A Preferred has no other voting rights, except as may be required by the General Corporation Law of the State of Delaware. The outstanding share of Series A Preferred will be redeemed in whole, but not in part, for a redemption price of $100.00, payable out of funds lawfully available therefor, (i) if such redemption is ordered by the Company’s Board of Directors in its sole discretion, automatically and effective on such time and date specified by the Board of Directors in its sole discretion, or (ii) automatically immediately following the approval by the stockholders of a Reverse Stock Split Proposal.
6. Commitments and Contingencies
The Company has entered into various operating lease agreements and a finance lease agreement, primarily relating to our office, laboratory, and manufacturing space. See Note 11 – Commitments and Contingencies, subsection titled “Leases”, in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2022 for information regarding the Company’s lease agreements.
The future minimum payments under non-cancellable operating and finance leases as of March 31, 2023, are as follows:

	Operating Leases	Finance Lease
Remainder of 2023	$1,942,000	$242,000
2024	2,684,000	330,000
2025	2,788,000	338,000
2026	729,000	347,000
2027	255,000	356,000
Thereafter	—	5,594,000
Total future lease payments	8,398,000	7,207,000
Less: imputed interest	(1,120,000)	(3,313,000)
Total lease liabilities	$7,278,000	$3,894,000
Litigation
From time to time, the Company may be subject to potential liabilities under various claims and legal actions that are pending or may be asserted. These matters arise in the ordinary course and conduct of the business. The Company regularly assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in the unaudited condensed consolidated financial statements. An estimated loss contingency is accrued in the unaudited condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on the Company’s assessment, it currently does not have any material loss exposure as it is not a defendant in any claims or legal actions.
Contingent Consideration
See Note 8 to our unaudited condensed consolidated financial statements for a discussion of the contingent consideration liability.

7. Acquisitions
Purigen Acquisition
In November 2022, the Company completed the acquisition of Purigen Biosystems, Inc. for approximately $32.0 million in cash and up to an aggregate of $32.0 million in cash payable based on the achievement of certain milestones. Cash of $1.2 million will be held in an escrow fund for purposes of satisfying any post-closing purchase price adjustments and indemnification claims under the Purigen Merger Agreement.
The purchase price allocation for the acquisition of Purigen is preliminary and subject to revision as additional information about the fair value of assets and liabilities becomes available. As permitted under ASC 805, the Company is allowed a measurement period, which may not exceed one year, in which to complete its accounting for the acquisition. Per the terms of the Purigen Merger Agreement, the purchase price is still subject to adjustment for the final determination of cash, unpaid indebtedness, unpaid transaction expenses and working capital, as well for deferred and current tax assets and liabilities.
The following is the estimated purchase price for the acquisition of Purigen:

Cash	$32,034,000
Estimated fair value of milestone consideration	12,970,000
Estimated return of cash to buyer from escrow	(90,000)
Total estimated purchase price	$44,914,000
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
Pro forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Purigen as if the companies had been combined as of the beginning of the year prior to the acquisition. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Purigen to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied at the beginning of the year prior to the acquisition. The following unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved as if the acquisition had taken place as of January 1, 2021.

Three Months Ended March 31,
2022
Revenue	$6,220,000
Net loss	(32,048,000)
Basic and diluted net loss per share	$(0.11)
8. Investments and Fair Value Measurements
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Commercial paper	$15,216,000	$—	$15,216,000	$—
Corporate notes/bonds	74,500,000	—	74,500,000	—
Securities of government sponsored entities	1,988,000	—	1,988,000	—
Total investments:	$91,704,000	$—	$91,704,000	$—
Money market funds	$252,000	$252,000	$—	$—
Liabilities:
Contingent consideration	$23,141,000	$—	$—	$23,141,000

	December 31, 2022
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Commercial paper	$20,020,000	$—	$20,020,000	$—
Corporate notes/bonds	86,094,000	—	86,094,000	—
Securities of government sponsored entities	1,981,000		1,981,000
Total investments:	$108,095,000	$—	$108,095,000	$—
Money market funds	$1,868,000	$1,868,000	$—	$—
Liabilities:
Contingent consideration	$22,352,000	$—	$—	$22,352,000
Money Market Funds are classified as cash equivalents on the unaudited condensed consolidated balance sheet.

Contingent Consideration
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
The fair value of the BioDiscovery contingent consideration liability is reassessed on a quarterly basis using a probability weighted model. Assumptions used to estimate the acquisition date fair value of the contingent consideration related to the acquisition of BioDiscovery include the probability of achieving, or changes in timing, of certain milestones, and a discount rate. As of March 31, 2023 a discount rate of 3% was used. The Company determined the fair value of the BioDiscovery milestone consideration using a scenario-based technique, as the trigger for payment is event driven. The Company determined it is highly likely that the milestone related to the BioDiscovery acquisition will be achieved and therefore used a 95% probability factor which is applied to the $10.0 million milestone consideration. The change in fair value of the contingent consideration during the three months ended March 31, 2023 was due to the passage of time.
Contingent consideration liabilities related to the Purigen milestones are related to the achievement of two independent milestones with aggregate possible milestone payments totaling $32.0 million.
The fair value of the Purigen milestones are reassessed on a quarterly basis using a probability weighted model and a Monte Carlo Simulation. Assumptions used to estimate the acquisition date fair value of the milestones using a probability weighted model include the probability of achieving, or changes in timing, of independent milestones, and a discount rate of 15%. The Company determined the fair value of this milestone consideration using a scenario-based technique, as the trigger for payment is event driven. The Company determined the likelihood of each independent milestone and used probability factors ranging from 20% to 80% which were applied to the individual payments. A Monte Carlo Simulation was performed to determine the likelihood that the milestone will be achieved and was applied to the milestone consideration payment.
Changes in estimated fair value of contingent consideration liability in the three months ended March 31, 2023 is as follows:

Contingent Consideration Liability (Level 3 Measurement)
Balance as of January 1, 2023	$22,352,000
Liability recorded as a result of current period acquisition	—
Change in estimated fair value, recorded in selling, general and administrative expenses	789,000
Cash payments	—
Balance as of March 31, 2023	$23,141,000

Available for Sale Investments
The Company invests its excess cash in U.S. Treasury and agency securities, corporate debt securities, and commercial paper, which are classified as available-for-sale investments. These investments are carried at fair value and are included in the tables below. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. At each reporting date, the Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company evaluates, among others, whether the Company has the intention to sell any of these investments and whether it is not more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Based on this evaluation, as of March 31, 2023 and December 31, 2022, the Company determined that unrealized losses of the below securities were primarily attributable to changes in interest rates and non-credit related factors. As such, no allowances for credit losses were recorded during these periods.
As of March 31, 2023 and December 31, 2022, the Company held 17 and 16 securities, respectively, which have been in an unrealized loss position for a period of less than 12 months. As of March 31, 2023 and December 31, 2022, the Company held 19 and 24 securities, respectively, which have been in an unrealized loss position for a period of greater than 12 months.

Realized gains and losses are calculated using the specific identification method and recorded in other income (expense) in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.
Interest receivable as of March 31, 2023 and December 31, 2022 was $0.6 million and $0.5 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
As of March 31, 2023, the following table summarizes the amortized cost and the unrealized gains/losses of the available for sale securities:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$15,259,000	$—	$(43,000)	$15,216,000
Corporate notes/bonds	Less than 1	68,739,000	—	(561,000)	68,178,000
Securities of government sponsored entities	Less than 1	1,998,000	—	(10,000)	1,988,000
Total maturity less than 1 year		$85,996,000	$—	$(614,000)	$85,382,000
Corporate notes/bonds	1 to 5	6,372,000	—	(50,000)	6,322,000
Total		$92,368,000	$—	$(664,000)	$91,704,000
As of December 31, 2022, the following table summarizes the amortized cost and the unrealized gains/losses of the available for sale securities:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$20,093,000	$—	$(73,000)	$20,020,000
Corporate notes/bonds	Less than 1	72,823,000	1,000	(911,000)	71,913,000
Securities of government sponsored entities	Less than 1	1,998,000	—	(16,000)	1,982,000
Total maturity less than 1 year		$94,914,000	$1,000	$(1,000,000)	$93,915,000
Corporate notes/bonds	1 to 5	14,268,000	—	(88,000)	14,180,000
Total		$109,182,000	$1,000	$(1,088,000)	$108,095,000
As of March 31, 2023, the following table summarizes available-for-sale securities in an unrealized loss position with no credit losses reported:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$15,216,000	$(43,000)	$—	$—	$15,216,000	$(43,000)
Corporate Notes/Bonds	11,687,000	(40,000)	62,813,000	(571,000)	74,500,000	(611,000)
Securities of Government Sponsored Entities	1,988,000	(10,000)	—	—	1,988,000	(10,000)
Total	$28,891,000	$(93,000)	$62,813,000	$(571,000)	$91,704,000	$(664,000)
As of December 31, 2022, the following table summarizes available-for-sale securities in an unrealized loss position with no credit losses reported:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$20,020,000	$(73,000)	$—	$—	$20,020,000	$(73,000)
Corporate Notes/Bonds	9,661,000	(27,000)	74,452,000	(972,000)	84,113,000	(999,000)
Securities of Government Sponsored Entities	1,981,000	(16,000)	—	—	1,981,000	(16,000)
Total	$31,662,000	$(116,000)	$74,452,000	$(972,000)	$106,114,000	$(1,088,000)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, or our Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 9, 2023. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Bionano Genomics, Inc. and its subsidiaries or, as the context may require, Bionano Genomics, Inc. only.
Forward-Looking Statements
The information in this Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to any statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in our filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.
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
•Grew our installed base to 259 as of March 31, 2023, an increase of approximately 47% from a total installed base of 176 as of March 31, 2022. Installed base represents the global number of Saphyr instruments installed at end-customer locations and therefore having the technology to process OGM.
•Sold 5,226 flowcells in the three-month period ended March 31, 2023, an increase of approximately 62% from 3,225 flowcells sold in the same quarter of 2022. The Saphyr cartridge is the consumable that packages nanochannel arrays for DNA linearization. In its current form, the Saphyr cartridge has two configurations - one with two flowcells per cartridge and the other with three flowcells per cartridge. Flowcells sold refers to the units of genome mapping consumables used for analyzing one genome, purchased by customers to process optical genome mapping.
Macroeconomic and Geopolitical Developments
We are subject to additional risks and uncertainties as a result of adverse geopolitical and macroeconomic developments, such as recent and potential future bank failures, the ongoing conflict between Ukraine and Russia and related sanctions, any lingering effects of COVID-19 and uncertain market conditions, including inflation and supply chain disruptions, which could continue to have a material impact on our business and financial results.
We closely monitor and comply with various applicable guidelines and legal requirements in the jurisdictions in which we operate. The future effects of the COVID-19 pandemic, if any, are unknown and our financial results may be negatively affected as a result. We may also experience long-term effects on the nature of the office environment and remote working, which may present strategy, operational, talent recruiting and retention and workplace culture challenges that may adversely affect our business.
During the three months ended March 31, 2023, we experienced supply chain challenges, which we largely attribute to the COVID-19 pandemic. While the COVID-19 pandemic did not prevent us from operating our business during the three months ended March 31, 2023 and 2022, we experienced increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. We expect these increased costs to remain high for the foreseeable future. As global economic conditions recover, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. For instance, product demand may be reduced due to an economic recession, a decrease in corporate capital expenditures, prolonged unemployment, rising inflation rates, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic developments, or any similar negative economic condition. These negative effects could have a material impact on our operations, business, earnings, and liquidity.
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

The following table presents our revenue for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Product revenue	$5,447,000	$4,206,000
Service and other revenue	1,968,000	1,490,000
Total	$7,415,000	$5,696,000

The following table reflects total revenue by geography and as a percentage of total revenue, based on the billing address of our customers. Americas consists of North America and South America. EMEA consists of Europe, the Middle East, and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, India and Australia.

	Three Months Ended March 31,
	2023		2022
	$	%	$	%
Americas	$3,444,000	47%	$3,328,000	58%
EMEA	2,992,000	40%	1,739,000	31%
Asia Pacific	979,000	13%	629,000	11%
Total	$7,415,000	100%	$5,696,000	100%
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
Results of Operations
We have incurred losses in each year since our inception. Our net loss was $37.1 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $385.8 million.
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

Accordingly, based on recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within 12 months of this Quarterly Report on Form 10-Q.
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table sets forth our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Period-to-Period Change
	2023	2022	$	%
Revenues:
Product revenue	$5,447,000	$4,206,000	$1,241,000	30%
Service and other revenue	1,968,000	1,490,000	478,000	32%
Total revenue	7,415,000	5,696,000	1,719,000	30%
Cost of revenue:
Cost of product revenue	3,858,000	3,576,000	282,000	8%
Cost of service and other revenue	1,487,000	1,259,000	228,000	18%
Total cost of revenue	5,345,000	4,835,000	510,000	11%
Operating expenses:
Research and development	13,937,000	10,527,000	3,410,000	32%
Selling, general and administrative	25,976,000	20,277,000	5,699,000	28%
Total operating expenses	39,913,000	30,804,000	9,109,000	30%
Loss from operations	(37,843,000)	(29,943,000)	(7,900,000)	26%
Other income (expenses):
Interest income	704,000	110,000	594,000	540%
Interest expense	(76,000)	(77,000)	1,000	(1)%
Other income (expenses)	117,000	(33,000)	150,000	(455)%
Total other income (expenses)	745,000	—	745,000	100%
Loss before income taxes	(37,098,000)	(29,943,000)	(7,155,000)	24%
Provision for income taxes	(26,000)	(9,000)	(17,000)	189%
Net loss	$(37,124,000)	$(29,952,000)	$(7,172,000)	24%
Revenue
We have revised the classification of our revenue between the categories in the table above for the March 31, 2022 statement of operations to present software revenue within “product revenue”. In our March 31, 2022 statement of operations, “software” was included in “service and other revenue.”
Product revenue increased by $1.2 million, or 30%, to $5.4 million for the three months ended March 31, 2023 compared to $4.2 million for the same period in 2022. The increase in product revenue was driven by increased demand for our Saphyr OGM solutions, including an increase in instrument installed base (47%) when compared to the same period last year. The increased demand for our reagent rental program continues to drive a significant portion of the increase in consumable sales. We believe increased demand for our OGM systems was primarily driven by increased market awareness and additional published data demonstrating the utility of OGM. We expect revenue to increase as market awareness and published data of OGM utility increases, along with continued efficiencies gained in the OGM workflow through research and development, and the acquisitions of BioDiscovery and Purigen.
Service and other revenue increased by $0.5 million, or 32%, to $2.0 million for the three months ended March 31, 2023 compared to $1.5 million for the same period in 2022. The increase in service and other revenue was primarily driven by increased volume through the Bionano Laboratories sample analysis business.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2023	2022	2023 to 2022	2023 to 2022
Gross profit (loss):
Product	$1,589,000	$630,000	$959,000	152%
Service and other	481,000	231,000	250,000	108%
Total gross profit	$2,070,000	$861,000	$1,209,000	140%

Gross margin:
Product	29%	15%
Service and other	24%	16%
Total gross margin	28%	15%
Cost of product revenue increased by $0.3 million, or 8%, to $3.9 million for the three months ended March 31, 2023, compared to $3.6 million for the three months ended March 31, 2022. The increase in cost of product revenue was due to higher sales of instruments and consumables. We anticipate similar increases in future periods as sales of our instruments and consumables grow.
Cost of service and other revenue increased $0.2 million, or 18%, to $1.5 million for the three months ended March 31, 2023, compared to $1.3 million for the three months ended March 31, 2022. The increase in cost of service and other revenue is primarily due to increased service costs on our growing installed base as well as increased costs to support the service offerings from Bionano Laboratories. We anticipate similar increases in future periods as our installed base and the number of Bionano Laboratories services grow.
Product gross profit increased $1.0 million, or 152%, to $1.6 million for the three months ended March 31, 2023, compared to $0.6 million for the three months ended March 31, 2022. The increase in gross profit was primarily due to higher sales of instruments and consumables, improvements in chip yield, and reduced scrap and quality control costs.
Service and other gross profit increased by $0.3 million, or 108%, to $0.5 million for the three months ended March 31, 2023, compared to $0.2 million for the three months ended March 31, 2022. The increase in service and other gross profit is primarily due to increased sales of services – primarily those offered by Bionano Laboratories – offset by increased costs incurred to maintain our growing installed base.
Research and Development Expenses
Research and development (“R&D”) expenses increased by $3.4 million, or 32%, to $13.9 million for the three months ended March 31, 2023 compared to $10.5 million for the same period in 2022. The increase is primarily due to an increase of $2.2 million in product development costs, an increase of $0.8 million in professional services related to research activities, and $0.6 million in software and information technology costs. Compensation costs tied to headcount, excluding stock-based compensation, increased by $1.5 million. Stock-based compensation expense decreased by $2.0 million due to the vesting of stock issued as consideration in the BioDiscovery acquisition in 2022, which primarily rolled up into R&D expense and vested in full in 2022. We anticipate that our previously planned R&D expenses will decrease for the remainder of 2023 as we implement our cash savings initiative announced May 9, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased by $5.7 million, or 28%, to $26.0 million for the three months ended March 31, 2023 compared to $20.3 million for the same period in 2022. The increase is primarily due to a $2.9 million increase in compensation expenses, of which $0.6 million relates to stock-based compensation, a $0.5 million increase in amortization of intangibles related to the acquisition of Purigen, a $1.3 million increase in professional services, a $0.6 million increase in marketing expenses, and a $0.7 million increase in the estimated fair value of the contingent consideration liabilities primarily related to the acquisition of Purigen, which rolls into SG&A expense. The increase in compensation expense is driven primarily by increased headcount. This was due to growth in our global sales, service, and back-office teams to facilitate the expanding customer base, as well as headcount additions attributed to the acquisition of Purigen. We anticipate that our previously planned SG&A expenses will decrease for the remainder of 2023 as we implement our cash savings initiative announced May 9, 2023.

Interest Income
Interest income was $0.7 million for the three months ended March 31, 2023, as compared to $0.1 million for the same period in 2022 resulting from positive returns on investments due to higher interest rates in 2023. Our total available for sale securities balance was $91.7 million as of March 31, 2023.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred net losses and negative cash flows from operations. We have primarily generated cash flows from sales of equity securities and debt financings. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments, borrowings from credit facilities and revenue from our commercial operations. Revenue from our commercial operations has increased due to increased demand for our product offerings and our acquisition of revenue-positive BioDiscovery and Purigen. See Note 6 to our unaudited condensed consolidated financial statements for a discussion of our recent equity activity included elsewhere in this Quarterly Report on Form 10-Q for more information. We incurred net losses of $37.1 million and $29.9 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $385.8 million, cash and cash equivalents of $4.1 million, and available for sale investment securities of $91.7 million.
Future Capital Requirements
We expect that our near and longer-term liquidity requirements will consist of working capital and general corporate expenses associated with the growth of our business, including, without limitation, expenses associated with scaling up our operations and continuing to increase our manufacturing capacity, sales and marketing expense, increasing market awareness of our products and services to target customers, instrument placements with customers via the reagent rental sales strategy, additional research and development expenses associated with expanding and proving the utility of our offerings, expenses associated with continuing to build out our corporate infrastructure, enhancements to information technology, and expenses associated with being a public company. We expect such expenditures to continue throughout the remainder of 2023 and over the next few years.
Since our inception, we have generally incurred significant losses and negative cash flows. Based on our $4.1 million in cash and cash equivalents and $91.7 million in available for sale securities as of March 31, 2023, we anticipate our available cash balance will not be sufficient for the next twelve months from the issuance of this report. Accordingly, based on recurring losses from operations incurred since inception, our expectation of continued operating losses, our current business plan, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within 12 months after the date that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued. We plan to continue to fund our losses from operations through revenues, cash and cash equivalents on hand, sale of marketable securities and equity or debt financings. As a result, in order to continue to operate our business beyond that time, we will need to raise additional funds. Accordingly, we are actively evaluating debt and equity financing sources available to us as well as cost reduction strategies, but there can be no assurance that financing will be available on terms acceptable to us, on a timely basis, or at all, or that we are able to effectively reduce our operating expenses. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Any disruptions to, or volatility in, the credit and financial markets or any deterioration in overall economic conditions may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we are unable to raise additional funds through debt or equity financing or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research and development activities or future commercialization efforts. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. In addition, our estimate as to the sufficiency of our current cash, cash equivalents and available for sale securities, and our current operating plan are based on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently anticipate. See Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Cash Flows
The following table sets forth the cash flow from operating, investing and financing activities for the periods presented:

Net cash provided by (used in):	Three Months Ended March 31,
	2023	2022

Operating activities	$(32,413,000)	$(32,494,000)
Investing activities	16,528,000	31,964,000
Financing activities	14,862,000	7,000
Operating Activities
We derive cash flows from operations primarily from the sale of our products and services. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses to support our business. We have historically experienced negative cash flows from operating activities as we have developed our technology, expanded our business and built our infrastructure, and this may continue in the future. As discussed above, we anticipate our available cash balance will not be sufficient for the next twelve months from the issuance of this report. We plan to raise additional capital to fulfill our operating and capital requirements for at least 12 months through equity or debt financings, however, we may not be able to secure such financing in a timely manner or on favorable terms, if it all. We anticipate that our cash used in operating activities will decrease over the next 12 to 24 months; however, we may observe fluctuations in the cash used in operating activities on a quarterly basis to sustain the expansion of our commercial offerings.
Net cash used in operating activities was $32.4 million during the three months ended March 31, 2023 as compared to $32.5 million during the same period in 2022. The decrease in cash used in operating activities of $0.1 million was primarily attributed to increased headcount-related expenses offset by timing of invoice payments in accounts payable.
Investing Activities
Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure, as well as the acquisitions of Lineagen, BioDiscovery and Purigen to grow our business. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. During the three months ended March 31, 2023, cash provided by investing activities was $16.5 million, as compared to $32.0 million provided by investing activities during the same period in 2022. The decrease in cash provided by investing activities of $15.4 million was primarily attributed to the maturity of $16.9 million in available for sale securities during the three months ended March 31, 2023, compared to the maturity of $47.2 million in available for sale securities during the same period in 2022, which was partially offset by a purchase of $15.0 million of available for sale securities during the same period.
Financing Activities
Net cash provided by financing activities was $14.9 million during the three months ended March 31, 2023 as compared to the same period in 2022 where we had net cash provided by financing activities of $7,000, an increase of $14.9 million. During the three months ended March 31, 2023, we raised approximately $15.2 million in gross proceeds from executing sales under our at-the-market facility with Cowen and Company, LLC (“Cowen”).
Capital Resources
As of March 31, 2023, we had approximately $4.1 million in cash and cash equivalents, available for sale securities of $91.7 million, and working capital of $104.4 million.
We have in place a Sales Agreement with Cowen (the “Cowen ATM”), as amended, pursuant to which we may offer and sell from time to time up to $200.0 million of shares from the date of the amendment going forward through or to Cowen, acting as sales agent or principal. During the three months ended March 31, 2023, we sold approximately 9.5 million shares of common stock under the Cowen ATM and received gross proceeds of approximately $15.2 million before deducting offering costs of $0.4 million.
Contingent Consideration
As part of the merger agreement related to the acquisition of BioDiscovery, we agreed to pay a milestone payment of $10.0 million in cash contingent on the achievement of a commercial milestone as set forth in the BioDiscovery agreement and plan of merger, as amended. We determined the fair value of the milestone consideration using a scenario-based technique, as the trigger for payment is event driven. The outcome of the milestone consideration is binary, meaning the milestone is either achieved or not achieved, and the only other variable factor is the timing of when the milestone is achieved. We determined it is highly likely that the milestone will be achieved and therefore used a 95% probability factor which is applied to the $10.0 million milestone consideration.
As part of the merger agreement related to the acquisition of Purigen, we agreed to pay two independent milestone payments up to an aggregate of $32.0 million.
The fair value of the Purigen milestones are reassessed on a quarterly basis using a probability weighted model and a Monte Carlo Simulation. We determined the fair value of this milestone consideration using a scenario-based technique, as the trigger for payment is event driven. We determined the likelihood of each independent milestone and used probability factors ranging from 20% to 80% which were applied to the individual payments. At March 31, 2023 and December 31, 2022, a Monte Carlo Simulation was performed to determine the likelihood that the milestone will be achieved and was applied to the milestone consideration payment.
Based on these valuation assumptions, the fair value of the contingent consideration liabilities was determined to be $23.1 million as of March 31, 2023, $9.5 million of which is current as of March 31, 2023.
Contractual Obligations
There were no material changes to our contractual obligations from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We have discussed the development, selection and disclosure of the accounting estimates with our audit committee. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Historically, revisions to our estimates have not resulted in a material change to our financial statements.
As of March 31, 2023, we performed a qualitative assessment of goodwill impairment which included an evaluation of changes in industry, market and macroeconomic conditions as well as consideration of our financial performance and any significant trends. Our qualitative assessment indicated that it was not more likely than not that goodwill is impaired as of March 31, 2023. However, our stock price has significantly declined after March 31, 2023. A sustained decline in our stock price or other material changes in the significant assumptions that affect the determination of the fair value of the Company’s single reporting unit may result in a goodwill impairment charge in future periods, and such charge may be material.
During the three months ended March 31, 2023, there have been no changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

Interest Rate Risk
We had approximately $4.1 million in cash and cash equivalents and $91.7 million in available for sale securities as of March 31, 2023, which include highly liquid, investment grade debt securities. Such interest-bearing instruments are exposed to a certain degree of interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest primarily in short-term securities.
Although we are seeing, and expect to continue to see, increased interest rates, due to our investment in highly liquid and high quality government and other debt securities as well as short-term securities, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods. Due to the short holding period of our investments and the nature of our investments, a hypothetical change of 100 basis points would have approximately a $0.2 million impact on our investments.
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
Additionally, we have operations outside of the United States. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. As of March 31, 2023 and December 31, 2022, we had minimal assets and liabilities denominated in foreign currencies and expect similar levels of foreign currency denomination in the next 12 months. We believe a hypothetical 10% change in foreign exchange rates as of March 31, 2023 would not have a material impact on our business, financial condition, or results of operations.
Inflation
Geopolitical and macroeconomic events, including the conflict between Ukraine and Russia and related sanctions and the recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures have contributed to supply chain challenges, which we believe have resulted in inflation headwinds, particularly increased logistical costs and raw material prices. During the three months ended March 31, 2023, we experienced increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. However we do not believe that inflation has had a material effect on our business, financial condition or results of operations, other than its impact on the general economy, as our cost of revenue for the three months ended March 31, 2023 was not significantly impacted by the cost increases we experienced. While the effects of geopolitical and macroeconomic events, as well as other inflationary pressures, are highly uncertain, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods other than the general impacts on companies due to general economic and market conditions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.

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
As of March 31, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this assessment, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q. Except as described below, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In November 2022, we acquired Purigen Biosystems, Inc. We are in the process of integrating the internal controls of the acquired business into our overall system of internal control over financial reporting.

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
•We are subject to stringent and changing obligations related to data privacy and security. Actual or perceived failure by us or the third-party service providers upon which we rely to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences
•Our future success is dependent upon our ability to further penetrate our existing customer base, attract new customers and retain the customers of our acquired businesses;
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
We are an early commercial-stage company and have a limited commercial history. Our limited commercial history may make it difficult to evaluate our current business and, especially when combined with the other risk factors listed in this section, makes predictions about our future success or viability subject to significant uncertainty. In particular, we have significantly increased our headcount through recent acquisitions of other businesses and the expansion of our sales, marketing and research and development teams, which has increased our operating costs in a manner not historically reflected in our unaudited consolidated financial statements, and in the long-term, plan to further increase headcount as we expand our operations. Because our business model has evolved over time, and combined with our recent acquisitions, this has impacted the composition and concentration of our revenues, which we expect to continue to change with any future acquisitions and further expansion of our operations. These changes, among others, may make it difficult to evaluate our current business, assess our future performance relative to prior performance and accurately predict our future performance. We have encountered in the past, and will continue to encounter in the future, risks and difficulties frequently experienced by early commercial-stage companies, including those associated with scaling up our infrastructure, increasing the size of our organization and integrating acquired businesses. If we do not address these risks successfully, or if our assumptions regarding these risks and uncertainties are incorrect or change over time, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be materially and adversely affected.
We have incurred recurring net losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.*
Since our inception, we have incurred recurring net losses. We incurred net losses of $37.1 million and $29.9 million, and used cash in operations of $32.4 million and $32.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $385.8 million. We cannot predict if we will be profitable in the near future or at all. We expect that our losses will continue for the foreseeable future as we plan to invest significant additional funds toward the expansion of our commercial organization, research and development efforts and capital expenditures, among other things. Our recent acquisitions have increased our expenses and we expect that any future acquisitions of businesses, assets, products or technologies will further increase our expenses, which may result in additional losses. We also expect significant increases in our stock-based compensation expense in future periods, reflecting higher stock option valuations as a public company and the issuance of additional equity awards should we increase our headcount in future periods. In addition, we incur significant legal, accounting and other expenses as a result of being a public company, especially as we no longer qualify as an emerging growth company and are therefore required to comply with additional disclosure and compliance requirements. These factors, among others, will make it hard for us to achieve and sustain profitability. We may also incur significant losses in the future for a number of other reasons, many of which are beyond our control, including the level of market acceptance of our products, the introduction of competitive products and technologies, our future product development efforts, our market penetration and our margins, as well as the other risks described below.
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
•the successful integration of our BioDiscovery and Purigen businesses;
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
•geopolitical and macroeconomic developments, such as the conflict between Ukraine and Russia and related sanctions, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, the COVID-19 pandemic, inflation, increased cost of goods, supply chain issues, and global financial market conditions;
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
Our future capital needs are uncertain and we may require additional funding in the future to advance the commercialization of our Saphyr system, Ionic Purification system, NxClinical software, and our other products, technologies and services, as well as continue our research and development efforts. If we fail to obtain additional funding, we will be forced to delay, reduce or eliminate our commercialization and development efforts.*
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash in order to continue the commercialization of our products and technologies, fund our research and development programs, expand headcount in future periods and execute potential strategic transactions. In connection with the preparation of our financial statements for the fiscal year ended December 31, 2022, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient for the next twelve months from the issuance of this report. Our ability to execute our operating plan depends on our ability to generate sales and obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. For example, we will likely need to raise substantial additional capital to:
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
•lease additional facilities or build-out existing facilities as we continue to grow our employee headcount in future periods, inventory and research and development;
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
•the effects of geopolitical or macroeconomic developments, such as the ongoing military conflict between Russia and Ukraine, related sanctions, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and the COVID-19 pandemic; and
•the effect of competing technological and market developments.
The various ways we could raise additional capital carry potential risks. We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Any equity or debt securities we issue could provide for rights, preferences, or privileges senior to those of holders of our common stock. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. In addition, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures.
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
We will need to seek the additional capital necessary to fund our operations through public or private equity offerings, debt financings, and collaborative and licensing arrangements. We have limited shares of our common stock currently available and authorized for issuance. Investors in prior transactions have purchased our shares of common stock or our convertible securities, such as warrants, for which we must reserve unissued shares of our common stock. If the reverse split proposal for consideration at our 2023 Annual Meeting of Stockholders is not approved, we would likely need to increase the number of authorized shares of our common stock, which requires stockholder approval, in order to issue shares of our common stock or securities convertible, exercisable or exchangeable into shares of our common stock to investors and other strategic partners, in capital raising transactions. If our trading price does not increase or if we are unable to increase the authorized shares of our common stock, we will be limited in our efforts to raise additional capital. As a result, our operations and financial condition may be materially and adversely affected.
Unfavorable geopolitical and macroeconomic developments could adversely affect our business, financial condition or results of operations.*
Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and adverse geopolitical and macroeconomic developments, including without limitation inflation, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, slowing growth, rising interest rates and recession. A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in decreased demand for our products and services, increases in our operating costs (including our labor costs), prolonged unemployment, reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Risks of a prolonged global economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy, regardless of the reason for the decline, could also strain our suppliers, possibly resulting in supply disruption. For example, higher energy prices in Europe are causing an increase in cloud computing expenses, which impacts the cost for us and our partners. Any actual or perceived disruption in our product distribution channel could alter customer buying decisions, prompting customers to delay or cancel their orders, which would negatively impact our sales revenue and could harm our reputation. For example, during the COVID-19 pandemic, customers that committed to order minimum quantities of consumables or to purchase our Saphyr instrument delayed such commitments. In addition, we anticipate that ongoing disruptions in our supply chain due to lingering COVID-19 and general macroeconomic effects may cause shortages in the materials required to operate our instruments, therefore limiting our ability to process customer samples and the ability of users of our systems to operate our system. We have experienced supply chain disruptions, some of which have delayed shipment of products to our customers. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
Additionally, following the invasion of Ukraine by Russia, financial markets around the world experienced volatility. In response to the invasion, the United States, United Kingdom and European Union, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted, and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity, in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. As the adverse effects of this conflict continue to develop and potentially spread, both in Europe and throughout the rest of the world, our customers may be negatively impacted, which in turn may cause them to delay purchasing decisions and otherwise depress the level of spend conducted by such customers for our products, technologies and services. Further, a weak or declining economy could strain our suppliers, possibly resulting in additional supply disruption. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. We have operations, as well as current and potential new customers throughout Europe. If economic conditions in Europe and other key markets for our products and technologies continue to remain uncertain or deteriorate further, we could experience adverse effects on our business, supply chain, partners or customers.
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
In connection with our Bionano Laboratories diagnostic services, COVID-19 poses the risk that we or our employees, contractors, suppliers, courier delivery services and other partners may be prevented from conducting business activities, including due to, among other things, spread of the disease within these groups or shutdowns that may be requested or mandated by governmental authorities. The continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain of materials needed for our diagnostic tests, interrupt our ability to receive specimens, impair our ability to perform or deliver the results from our tests, impede patient movement or interrupt healthcare services causing a decrease in test volumes, delay coverage decisions from Medicare and third-party payors, delay ongoing and planned clinical studies involving our tests, negatively affect enrollment in our ongoing or future studies, cause us to make strategic determinations regarding, among other things, the cost and quality of the components and supplies we acquire, and have a material adverse effect on our business, financial condition and results of operations. For example, COVID-19 related disruptions to the global supply chain created challenges in getting sufficient components and raw materials for production of our OGM systems and consumables, as well as resulted, at least in part, in unfavorable flowcell yields in 2021 and part of 2022 and 2023. If the pandemic persists, these disruptions could reoccur.
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
In addition, effective January 1, 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Unless the United States Department of the Treasury issues regulations that narrow the application of this provision to a smaller subset of our research and development expenses or the provision is deferred, modified, or repealed by Congress, it could harm our future operating results by effectively increasing our future tax obligations. The actual impact of this provision will depend on multiple factors, including the amount of research and development expenses we will incur, whether we achieve sufficient income to fully utilize such deductions and whether we conduct our research and development activities inside or outside the United States.
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
Our corporate cash saving initiative and the associated headcount reduction we announced in May 2023 may not result in anticipated savings, could result in total costs and expenses that are greater than expected, could disrupt our business, and may not achieve our intended objectives.*
In May 2023, we undertook a cash savings initiative that included a reduction in force. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our initiative due to unforeseen difficulties, delays or unexpected costs. Our initiative may also be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences and costs, such as increased difficulties in implementing our business strategy due to the loss of institutional knowledge and expertise, reduced strength of our sales force and marketing efforts, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while certain positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives, including restricting the strength of our sales force and marketing efforts, due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. Moreover, employee litigation related to the headcount reduction could be costly and prevent management from fully concentrating on the business.
Our future financial performance and our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage future growth or restructuring, as the case may be. In addition, if we are unable to realize the anticipated benefits from our cash savings initiative, or if we experience significant adverse consequences of such initiative, our business, financial condition, and results of operations may be materially adversely affected.
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
The issuance of shares under awards granted under existing or future employee equity benefit plans may cause immediate and substantial dilution to our existing stockholders.*
In order to provide persons who have a responsibility for our management and/or growth with additional incentive, to increase their proprietary interest in our success, and to support and increase our ability to attract and retain individuals of exceptional talent, we maintain multiple equity incentive plans. The total number of shares of our common stock available for the grant of awards under these plans is 12.9 million, 0.4 million and 2.2 million for our 2018 Equity Incentive Plan, as amended, 2018 Employee Stock Purchase Plan and 2020 Inducement Plan, as amended, respectively, subject to adjustment, including pursuant to automatic “evergreen” increases in certain of our plans. As of March 31, 2023, we had outstanding equity awards underlying those plans accounting for 32.0 million underlying shares. We may also adopt one or more additional employee equity benefit plans in the future. The issuance of shares under an employee equity benefit plan may result in substantial dilution to the interests of other stockholders. For example on February 15, 2023, our board of directors granted our executive officers options to purchase an aggregate of 3.3 million shares of our common stock, and 0.7 million restricted stock units (“RSUs”), which represented approximately 1% of our outstanding shares of common stock based on the 306.8 million shares of common stock outstanding as of May 4, 2023. Accordingly, the issuance of shares under current or future employee equity benefit plans will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.
If we are unable to execute our sales and marketing strategy for our Bionano Laboratories products and services, including diagnostic assays, and are unable to gain acceptance in the market, we may be unable to generate sufficient revenue to sustain our Bionano Laboratories business.*
Our Bionano Laboratories business provides molecular diagnostics services and has engaged in only limited sales and marketing activities for the diagnostic assays currently offered through our CLIA-certified laboratory. To date, the revenue generated by our Bionano Laboratories business has been insufficient to fund operations.
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
Geopolitical and macroeconomic developments, such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, may also increase the risk and uncertainty of the events described above and delay our development timelines. Failure to achieve widespread market acceptance of our current products, assays and services, as well as our planned future products, assays and services, would materially harm our business, financial condition and results of operations.
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
•reductions in or other difficulties relating to, among other things, staffing, capacity, shutdowns or slowdowns of laboratories and other institutions as well as other impacts stemming from various geopolitical and macroeconomic developments, such as the conflict between Ukraine and Russia, related sanctions, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and the COVID-19 pandemic;
•differences in budgetary cycles; and
•market acceptance of relatively new technologies, such as ours.
In addition, our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by our customers. Any decrease in customers’ budgets or expenditures, including impacts stemming from various geopolitical and macroeconomic developments, or in the size, scope or frequency of capital or operating expenditures, could materially and adversely affect our business, operating results and financial condition.

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
The size of the markets for our products and technologies may be smaller than we estimate, and new markets may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products and technologies.*
The market for our OGM-based products and technologies is evolving, making it difficult to predict with any accuracy the market opportunity for our current and future products and technologies. Our estimates of the total addressable market for our current and future products and technologies are based on a number of internal and third-party estimates and assumptions. Both our current market opportunity estimates for cytogenomics and discovery research and our potential future market opportunity estimates, including newborn screening, population genomics, neurological and cardiological risk assessment, and cell bioprocessing quality control, are forward-looking statements and are subject to significant risks and uncertainties. While these were prepared in good faith, we cannot provide assurances as to future results or events because these estimates are dependent in part on, among other things, anticipated demand for OGM instruments, complementary capabilities of OGM and NGS, and expected consumption of chips and sample prep and labeling kits. In particular, these estimates are based on current and projected selling prices for instruments and consumables, each of which is subject to change over time and may be drastically affected without warning due to matters outside of our control, including geopolitical and macroeconomic developments.
The estimates and assumptions underlying our addressable market opportunities also involve significant judgments with respect to, among other things, future economic, competitive, regulatory, market and financial conditions, as well as future customer demand, business decisions and corporate opportunities that may not be realized, and that are inherently subject to significant business, economic, competitive and regulatory risks and uncertainties, all of which are difficult to predict and many of which are outside of our control. For example, as interest rates continue to rise, our customers may be unable to deploy additional capital to purchase, or may re-prioritize their budget away from, our products and technologies. In addition, our underlying assumptions and estimates may prove to be inaccurate and our financial objectives may not be realized, and therefore our actual results may differ materially from our estimated addressable market opportunities.
Any addressable market opportunities identified in this Quarterly Report on Form 10-Q should not be construed as financial guidance and should not otherwise be relied upon as being necessarily indicative of future results, and you are cautioned not to place undue reliance on our estimated addressable opportunities. In preparing our estimated addressable opportunities, we have relied upon and assumed, without independent verification, the accuracy and completeness of certain industry and market information provided to us by third parties or through publicly available sources, which information involves assumptions and limitations, and you should not give undue weight to such information.

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
We have limited experience marketing and selling our products and technologies. We currently sell our Saphyr system and Ionic Purification system for RUO through our direct field sales and support organizations located in North America and Europe and through a combination of our own sales force and third-party distributors in additional major markets such as Australia, China, Japan and South Korea.
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
We rely on a single contract manufacturer for our optical genome mapping systems and a single contract manufacturer for our chip consumables. If either of these manufacturers should fail or not perform satisfactorily, our ability to supply these products would be negatively and adversely affected.*
We currently rely on a single contract manufacturer to manufacture and supply all of our OGM-based instruments, including our new Ionic Purification instruments. See the section titled “Business — Key Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition, we rely on a single contract manufacturer based in the United States to manufacture and supply all of our chip consumables. Since our contracts with these manufacturers do not commit them to supply quantities beyond the amounts included in our purchase orders, and do not commit them to carry inventory or make available any particular quantities, these contract manufacturers may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. If either of these manufacturers were to be unable to supply instruments or chip consumables, our business would be harmed.
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
We have experienced manufacturing problems or delays that could limit the growth of our revenue or increase our losses.*
We have encountered situations that resulted in delays or shortfalls caused by our outsourced manufacturing suppliers and by other third-party suppliers who manufacture components for our products. We have been negatively impacted by unfavorable flowcell yields in the production cycle. If the same or a similar issue were to occur, it could lead to lower gross margins in future periods. If we are unable to keep up with demand for our products, our revenue could be impaired, market acceptance for our products and systems could be adversely affected and our customers might instead purchase our competitors’ products and systems. Our inability to successfully manufacture our products would have a material adverse effect on our operating results.
If our laboratory facilities become damaged or inoperable or we are required to vacate our existing facilities, our ability to conduct our laboratory analysis and pursue our research and development efforts may be jeopardized.*
We currently perform all research and development activities and most of our OGM services at a single laboratory facility in San Diego, California with the remaining genome analysis services at a facility we occupy at a customer’s lab in Clermont-Ferrand, France. All of our molecular diagnostics services are processed at a single laboratory facility in Salt Lake City, Utah.
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
Our facilities and the equipment we use to perform our testing and research and development could be unavailable or costly and time-consuming to repair or replace. It would be difficult, time-consuming and expensive to rebuild our facilities, to locate and qualify a new facility with applicable regulatory authorities, replace certain pieces of equipment or license or transfer our proprietary technology to a third party, particularly in light of licensure and accreditation requirements. Even in the unlikely event that we are able to find a third party with such qualifications to enable us to resume our operations, we may be unable to negotiate commercially reasonable terms.
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
During the three months ended March 31, 2023 and 2022, approximately 59% and 55%, respectively, of our revenue was generated from customers located outside of the United States. We believe that a substantial percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:
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
Our future success depends on our ability to recruit, train, retain, motivate and integrate key personnel, including our recently expanded senior management team, as well as our research and development, manufacturing and sales and marketing personnel. Competition for qualified personnel is intense. This competition has become exacerbated by the increase in employee resignations throughout the United States, which is commonly referred to as the “great resignation.” We may also experience employee turnover as a result of the ongoing “great resignation.” Our growth depends, in particular, on attracting and retaining highly-trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers. Additionally, our growth depends on attracting and retaining highly-skilled personnel with the necessary technical and scientific background needed to develop new products and technologies. Because of the complex and technical nature of our products and technologies and the dynamic market in which we compete, any failure to attract, train, retain, motivate and integrate qualified personnel could materially harm our operating results and growth prospects. In response to competition, rising inflation rates and labor shortages, we may need to adjust employee cash compensation, which would affect our operating costs and our margins, or equity compensation, which would affect our outstanding share count, causing dilution to existing shareholders and possibly souring investor sentiment, which could in turn make it difficult to achieve our goals.
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
If our information technology systems or data or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.*
We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of our business, we and the third parties upon which we rely collect, store, use, protect, secure, generate, transfer, dispose of, transmit, disclose, and otherwise process sensitive, proprietary, and confidential information, including intellectual property, trade secrets, financial information, and personal data (including protected health information) (collectively, “Sensitive Data”). As a result, we and the third parties upon which we rely face a variety of evolving threats including but not limited to ransomware attacks, which could cause security incidents.
Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), “hacktivists,” sophisticated nation-states, and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including as a result of the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (such as through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of Sensitive Data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
In addition, our reliance on third-party service providers and technologies to operate critical business systems to process Sensitive Data could introduce new cybersecurity risks and vulnerabilities and other threats to our business operations. We rely on third-party service providers in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions and, as a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. We may share or receive sensitive data with or from third parties. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our software) or the third-party information technology systems that support us and our services.
Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit, and in public locations. Additionally, past or future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems and Sensitive Data could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
Any of the previously identified or similar threats could cause a security incident or other interruption. that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our Sensitive Data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products, software and services. We may expend significant resources or modify our business activities in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, or industry-standard or reasonable security measures to protect our information technology systems and Sensitive Data.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to take steps to detect and remediate vulnerabilities in our information technology systems (including our software) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems (including our software), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our software or services, deter new customers from using our software or services, and negatively impact our ability to grow and operate our business.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruption of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
In the ordinary course of business, we collect, store, protect, secure, generate, transfer, dispose of, use, transmit, disclose and otherwise process personal data (including protected health information) and other sensitive information, including proprietary and confidential business data, trade secrets, and intellectual property. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations that govern the processing of personal data by us and on our behalf. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specific requirements relating to the privacy, security, and transmission of individually identifiable health information. For more information regarding risks associated with HIPAA, please refer to the section above that discusses risks associated with federal and state healthcare laws.
As another example, the California Consumer Privacy Act of 2018, or the CCPA, imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages). In addition, the California Privacy Rights Act of 2020, or the CPRA, operative January 1, 2023, expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce relevant laws, which could increase the risk of an enforcement action, and the CPRA applies to personal information of business representatives and employees in addition to consumers. Other states have also recently enacted data privacy laws, as well as at the federal and local levels. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and take effect in 2023.
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
We may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
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
We may also be subject to contractual obligations and policies related to data privacy and security and our efforts to comply with such obligations may not be successful. Publication of our privacy policies and other statements regarding data privacy and security may subject us to investigation or enforcement actions by regulators if those policies or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices.
Our data privacy and security obligations are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources) and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties on which we rely. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class action claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to, loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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
•reputation among customers and key opinion leaders;
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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 16, 2022, President Biden signed the Inflation Reduction Act, or the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the coverage gap under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In addition, on April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed into law, which, among other things, significantly altered the payment methodology under the Medicare Clinical Laboratory Fee Schedule, or CLFS. PAMA requires certain laboratories performing clinical diagnostic laboratory tests to report to CMS the amounts paid by private payors for laboratory tests. Such reporting has been subject to numerous delays. Beginning on January 1, 2018, CMS has begun using reported private payor pricing to periodically revise payment rates under the CLFS. Based on current law, between January 1, 2023 and March 31, 2023, applicable laboratories will be required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2024 to 2026 CLFS rates.
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
If we or any of our partners is sued for infringing intellectual property rights of third parties, it would be costly and time consuming, and an unfavorable outcome in that litigation could have a material adverse effect on our business.*
Our success also depends on our ability to develop, manufacture, market and sell our products and technologies and perform our services without infringing the proprietary rights of third parties. Numerous U.S. and foreign-issued patents and pending patent applications owned by third parties exist in the fields in which we are developing manufacturing, marketing and selling products and technologies and performing services. As part of a business strategy to impede our successful commercialization and entry into new markets, competitors may allege that our products, technologies and/or services infringe their intellectual property rights.
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
Because patent applications can take many years to issue, there may be pending applications, some of which are unknown to us, that may result in issued patents upon which our products, services or proprietary technologies may infringe. Moreover, we may fail to identify issued patents of relevance or incorrectly conclude that an issued patent is invalid or not infringed any of our products, services or proprietary technologies. There is a substantial amount of litigation involving patents and other intellectual property rights in our industry. If a third party claims that we or any of our licensors, customers or collaboration partners infringe upon a third-party’s intellectual property rights, we may have to:
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
Use of third-party open source software components in our products or our future products or technologies, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell such products or technologies.
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
Numerous factors may limit any potential competitive advantage provided by our intellectual property rights.*
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover or impact our use of our technologies, we may not be able to fully use or extract value from our intellectual property rights. For example:
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
Risks related to ownership of our securities
The price of our securities has been and may in the future be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment.*
Our stock price has been and may continue to be volatile. The daily closing market price for our common stock has varied significantly in the last 12 months, ranging between a high price of $3.60 on August 15, 2022 and August 12, 2022 and a low price of $0.62 on May 2, 2023. During this time, the price per share of common stock has ranged from an intra-day low of $0.60 per share to an intra-day high of $4.35 per share.
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
•general political and economic conditions, including recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures;
•our cost savings initiative announced in May 2023
•the announcement of the reverse stock split proposal to be voted on at our 2023 annual meeting of stockholders; and
•other events or factors, many of which are beyond our control.
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
If we implement a reverse stock split, we may not achieve the intended results and the market price of our common stock may be materially and negatively impacted.*
We have submitted a proposal to our stockholders for consideration at our 2023 Annual Meeting of Stockholders to approve a series of alternate amendments to our Amended and Restated Certificate of Incorporation, as amended, to effect, at the option of our board of directors, a reverse stock split of our common stock at a ratio between 1-for-5 and 1-for-10, inclusive, as determined by our board of directors in its sole discretion. Subject to approval by our stockholders, we may file a certificate of amendment to effect the reverse split ratio chosen by our board of directors. We cannot assure you that the reverse stock split proposal will be approved by our stockholders. Further, we cannot assure you that the market price per share of our common stock after the reverse stock split is implemented, if at all, will increase in proportion to the reverse split ratio chosen by our board of directors or that we will achieve any of the other intended results of the reverse stock split, including improved marketability and liquidity of our common stock, maintaining compliance with Nasdaq listing standards and encouraging trading in our common stock by long-term investors. Accordingly, the market price and the value of your investment could be materially and negatively impacted.
The effective increase in the number of shares of our common stock available for issuance as a result of the reverse stock split, if approved and implemented, could result in further dilution to our existing stockholders and have antitakeover implications.*
The total number of authorized shares of our common stock will remain the same as before the reverse stock split discussed in the above risk factor, if approved and implemented. The reverse stock split as proposed will effectively increase the number of shares of our common stock (or securities convertible or exchangeable for our common stock) available for issuance by decreasing the number of shares of our common stock issued and outstanding. The additional available shares would be available for issuance from time to time at the discretion of our board of directors when opportunities arise, without further stockholder action, except as may be required for a particular transaction by law, the rules of any exchange on which our securities may then be listed, or other agreements or restrictions. Any issuance of additional shares of our common stock would increase the number of outstanding shares of our common stock and (unless such issuance was pro-rata among all existing stockholders) the percentage ownership of existing stockholders would be diluted accordingly. In addition, any such issuance of additional shares of our common stock could have the effect of diluting the earnings per share and book value per share of outstanding shares of our common stock.
Additionally, such effective increase in the number of shares of our common stock available for issuance could, under certain circumstances, have anti-takeover implications. For example, without further stockholder approval, our board of directors could adopt a “poison pill” which would, under certain circumstances related to an acquisition of our securities that is not approved by the board of directors, give certain holders the right to acquire additional shares of our common stock at a low price. Our board of directors also could strategically sell shares of common stock in a private transaction to purchasers who would oppose a takeover or favor the current board of directors. Although the proposed reverse stock split has been prompted by business and financial considerations, you should be aware the proposed reverse stock split proposal could facilitate future efforts by us to deter or prevent changes in control, including transactions in which you might otherwise receive a premium for your shares over then current market prices.
If we are not able to comply with the applicable continued listing requirements or standards of The Nasdaq Capital Market, Nasdaq could delist our common stock.
Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Capital Market or if we are unable to transfer our listing to another stock market. In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a requirement to maintain a minimum bid price of the Company’s common stock of $1.00 per share.
In the past, we have failed to comply with the per share minimum required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). As of April 24, 2023, the closing price of our common stock was $0.78. If the price of our common stock closes below $1.00 for 30 consecutive business days, we would receive notice from Nasdaq that we are not in compliance with the Minimum Bid Price Requirement.
Although we have regained compliance with Nasdaq continued listing requirements, if we fail to satisfy the Minimum Bid Price Requirement or another Nasdaq requirement for continued listing, Nasdaq staff could provide notice that our common stock may become subject to delisting. We cannot assure you that such an event will not happen and, if it does, that we will be able to regain compliance. Accordingly, there can be no guarantee that we will be able to maintain our Nasdaq listing. If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in our securities at all. Delisting could also cause a loss of confidence of our customers, collaborators, vendors, suppliers and employees, which could harm our business and future prospects.
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
Further, in connection with our Annual Report on Form 10-K for the period ended December 31, 2021, our independent registered public accounting firm was required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. As of December 31, 2022, we qualified as a “non-accelerated filer” based on the market value of our common stock held by non-affiliates as of June 30, 2022 and revenue for the fiscal year ended December 31, 2021. For as long as we are a non-accelerated filer, we will not be required to obtain an independent assessment of the effectiveness of our internal controls. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Consequently, if we choose not to obtain an independent assessment, there is a risk that we may not detect problems with our internal controls that otherwise might have been detected.
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
We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies could make our securities less attractive to investors.*
As of June 30, 2021, the market value of our common stock held by non-affiliates exceeded $700.0 million, causing us to no longer qualify as a “smaller reporting company” beginning with our first Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022. However, as of June 30, 2022, the market value of our common stock held by non-affiliates did not exceed $560.0 million and our revenue for the fiscal year ended December 31, 2021 did not exceed $100.0 million. As a result, we once again qualified as a smaller reporting company effective as of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, although we continued to be a large accelerated filer until the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Consequently, we qualify as a smaller reporting company and a non-accelerated filer for our 2023 reporting period, which allows us to take advantage of many exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, but we still expect to incur substantial legal and financial compliance costs. As we have chosen to avail ourselves of certain scaled disclosure requirements applicable to smaller reporting companies, the content of our disclosures may differ from period to period. We may no longer qualify as a smaller reporting company in the future should the market value of our common stock held by non-affiliates as of the end of the second quarter of any given year once again exceed $700.0 million or our revenue as of the end of any fiscal year exceed $100.0 million. There may be further variance in the content of our disclosures as we avail ourselves of certain scaled disclosure requirements if we subsequently no longer qualify as a smaller reporting company because we would be required to provide the full disclosures required of non-smaller reporting companies. We cannot predict if investors will find our securities less attractive because we rely on these exemptions, which could result in a less active trading market for our securities and increased volatility in the price of our securities.
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
In addition, as of the date of this Quarterly Report on Form 10-Q, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of an aggregate of 52,867,200 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. We also intend to file future registration statements on Form S-8 under the Securities Act registering the issuance of additional shares of common stock as the number of shares that may be issued under certain employee equity benefit plans automatically increase due to “evergreen” provisions. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.
Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our securities and may prevent or frustrate attempts by our security holders to replace or remove our current management.*
Our amended and restated certificate of incorporation and amended and restated bylaws, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
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
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our securities to decline.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1+	First Amendment to Agreement and Plan of Merger, dated March 4, 2023, by and between the Company and Soheil Shams, as the Securityholders’ Representative.
3.1 (1)	Amended and Restated Certificate of Incorporation, as amended.
3.2 (7)	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock
3.3 (2)	Amended and Restated Bylaws.
3.4 (7)	Amendment to Amended and Restated Bylaws
4.1 (3)	Form of Common Stock Certificate
4.2 (3)	Form of Warrant to Purchase Series D-1 Preferred Stock issued to Midcap Financial Trust.
4.3 (3)	Form of Warrant to Purchase Common Stock Issued to Underwriters (attached to the Underwriting Agreement).
4.4 (3)	Form of Warrant Certificate (included in Exhibit 4.5).
4.5 (3)	Form of Warrant Agent Agreement by and between the Registrant and American Stock Transfer & Trust Company LLC, as warrant agent.
4.6 (4)	Form of Warrant to Purchase Common Stock for Service Providers.
4.7 (5)	Form of Warrant to Purchase Common Stock issued to Investors in October 2019 Public Offering.
4.8 (6)	Form of Warrant to Purchase Common Stock issued to Investors in April 2020 Public Offering.
10.1	Amendment No. 1 to Sales Agreement, dated March 9, 2023, by and between the Company and Cowen and Company, LLC.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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
(3)    Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended.
(4)    Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 21, 2018.
(5)    Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-233828), as amended.
(6)    Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-237074), as amended.
(7)    Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 14, 2023.

*    This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

+ Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted (indicated by “[***]”) because the Company has determined that the information is both not material and is the type that the Company treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIONANO GENOMICS, INC.

Dated: May 9, 2023	By: /s/ R. Erik Holmlin, Ph.D.
R. Erik Holmlin, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2023	By: /s/ Christopher Stewart
Christopher Stewart
Chief Financial Officer (Principal Financial and Accounting Officer)