Form 10-Q
period 2023-06-30
Bionano Genomics, Inc.
filed 2023-08-09
CIK 1411690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

As of August 4, 2023, the registrant had 35,348,440 shares of Common Stock ($0.0001 par value) outstanding.

BIONANO GENOMICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIONANO GENOMICS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$14,856,000	$5,091,000
Investments	62,206,000	108,095,000
Accounts receivable, net	7,613,000	7,022,000
Inventory	32,453,000	29,761,000
Prepaid expenses and other current assets	5,447,000	7,329,000
Total current assets	122,575,000	157,298,000
Restricted cash	400,000	400,000
Property and equipment, net	20,263,000	18,029,000
Operating lease right-of-use assets	6,697,000	7,222,000
Finance lease right-of-use assets	3,606,000	3,707,000
Intangible assets, net	37,559,000	41,143,000
Goodwill	77,281,000	77,289,000
Other long-term assets	3,000,000	2,414,000
Total assets	$271,381,000	$307,502,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,912,000	$12,534,000
Accrued expenses	8,316,000	10,552,000
Contract liabilities	978,000	871,000
Operating lease liability	2,014,000	2,260,000
Finance lease liability	279,000	285,000
Contingent consideration	10,000,000	9,382,000
Total current liabilities	33,499,000	35,884,000
Operating lease liability, net of current portion	4,766,000	5,504,000
Finance lease liability, net of current portion	3,604,000	3,619,000
Contingent consideration, net of current portion	14,570,000	12,970,000
Long-term contract liabilities	186,000	127,000
Total liabilities	$56,625,000	$58,104,000
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized at June 30, 2023 and December 31, 2022; 33,240,000 and 29,718,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3,000	3,000
Additional paid-in capital	639,814,000	599,234,000
Accumulated deficit	(424,751,000)	(348,715,000)
Accumulated other comprehensive loss	(310,000)	(1,124,000)
Total stockholders’ equity	$214,756,000	$249,398,000
Total liabilities and stockholders’ equity	$271,381,000	$307,502,000
See accompanying notes to the unaudited condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Product revenue	$6,609,000	$4,795,000	$12,056,000	$9,001,000
Service and other revenue	2,053,000	1,875,000	4,021,000	3,365,000
Total revenue	8,662,000	6,670,000	16,077,000	12,366,000
Cost of revenue:
Cost of product revenue	4,752,000	3,973,000	8,610,000	7,549,000
Cost of service and other revenue	1,602,000	1,226,000	3,090,000	2,485,000
Total cost of revenue	6,354,000	5,199,000	11,700,000	10,034,000
Operating expenses:
Research and development	14,610,000	11,767,000	28,547,000	22,296,000
Selling, general and administrative	26,936,000	21,783,000	52,913,000	42,060,000
Total operating expenses	41,546,000	33,550,000	81,460,000	64,356,000
Loss from operations	(39,238,000)	(32,079,000)	(77,083,000)	(62,024,000)
Other income (expense):
Interest income	689,000	192,000	1,392,000	301,000
Interest expense	(74,000)	(74,000)	(149,000)	(151,000)
Other income (expense)	(256,000)	(156,000)	(139,000)	(188,000)
Total other income (expense)	359,000	(38,000)	1,104,000	(38,000)
Loss before income taxes	(38,879,000)	(32,117,000)	(75,979,000)	(62,062,000)
Benefit (provision) for income taxes	(33,000)	(41,000)	(59,000)	(50,000)
Net loss	$(38,912,000)	$(32,158,000)	$(76,038,000)	$(62,112,000)
Net loss per share, basic and diluted	$(1.24)	$(1.13)	$(2.46)	$(2.18)
Weighted-average common shares outstanding basic and diluted	31,498,000	28,555,000	30,855,000	28,509,000

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss:	$(38,912,000)	$(32,158,000)	$(76,038,000)	$(62,112,000)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	365,000	(281,000)	787,000	(1,379,000)
Foreign currency translation adjustments	(10,000)	—	27,000	—
Other comprehensive income (loss)	$355,000	$(281,000)	$814,000	$(1,379,000)
Total comprehensive loss	$(38,557,000)	$(32,439,000)	$(75,224,000)	$(63,491,000)

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2022	28,960,000	$3,000	$553,773,000	$(216,119,000)	$(539,000)	$337,118,000
Stock option exercises	2,000	—	15,000	—	—	15,000
Stock-based compensation expense	—	—	5,102,000	—	—	5,102,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	7,000	—	—	—	—	—
Net loss	—	—	—	(29,952,000)	—	(29,952,000)
Other comprehensive income (loss)	—	—	—	—	(1,098,000)	(1,098,000)
Balance at March 31, 2022	28,969,000	$3,000	$558,890,000	$(246,071,000)	$(1,637,000)	$311,185,000
Stock option exercises	25,000	—	136,000	—	—	136,000
Stock-based compensation expense	—	—	5,777,000	—	—	5,777,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	(3,000)	—	—	—	—	—
Issue stock for employee stock purchase plan	15,000	—	75,000	—	—	75,000
Net loss	—	—	—	(32,158,000)	—	(32,158,000)
Other comprehensive income (loss)	—	—	—	—	(281,000)	(281,000)
Balance at June 30, 2022	29,006,000	$3,000	$564,878,000	$(278,229,000)	$(1,918,000)	$284,734,000

Balance at January 1, 2023	29,718,000	$3,000	$599,234,000	$(348,715,000)	$(1,124,000)	$249,398,000
Stock option exercises	4,000	—	23,000	—	—	23,000
Stock-based compensation expense	—	—	3,882,000	—	—	3,882,000
Issue common stock, net of issuance costs	950,000	—	14,848,000	—	—	14,848,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	7,000	—	—	—	—	—
Net loss	—	—	—	(37,124,000)	—	(37,124,000)
Other comprehensive income (loss)	—	—	—	—	459,000	459,000
Balance at March 31, 2023	30,679,000	$3,000	$617,987,000	$(385,839,000)	$(665,000)	$231,486,000
Stock option exercises	—	—	1,000	—		1,000
Stock-based compensation expense	—	—	3,932,000	—		3,932,000
Issue common stock, net of issuance costs	2,552,000	—	17,802,000	—		17,802,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	(6,000)	—		—		—
Issue stock for employee stock purchase plan	15,000	—	92,000			92,000
Net loss	—	—		(38,912,000)		(38,912,000)
Other comprehensive income (loss)	—	—		—	355,000	355,000
Balance at June 30, 2023	33,240,000	$3,000	$639,814,000	$(424,751,000)	$(310,000)	$214,756,000
See accompanying notes to the unaudited condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(76,038,000)	$(62,112,000)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	6,487,000	4,475,000
Amortization of financing lease right-of-use asset	102,000	117,000
Amortization (accretion) of interest on securities	(226,000)	551,000
Non-cash lease expense	20,000	337,000
Net realized loss (gain) on investments	23,000	—
Stock-based compensation	7,814,000	10,879,000
Change in fair value of contingent consideration	2,218,000	158,000
Cost of leased equipment sold to customer	88,000	204,000
Changes in operating assets and liabilities:
Accounts receivable	(590,000)	24,000
Inventory	(7,345,000)	(12,095,000)
Prepaid expenses and other current assets	1,785,000	277,000
Other assets	(587,000)	(91,000)
Accounts payable	(791,000)	(2,073,000)
Accrued expenses and contract liabilities	(2,069,000)	(1,477,000)
Net cash used in operating activities	(69,109,000)	(60,826,000)
Investing Activities:
Purigen acquisition, return of purchase consideration from escrow	96,000	694,000
Purchases of property and equipment	(839,000)	(371,000)
Purchase of available for sale securities	—	(29,541,000)
Sale and maturity of available for sale securities	46,879,000	93,475,000
Construction in progress	(32,000)	(1,080,000)
Sale of property and equipment	—	27,000
Net cash provided by investing activities	46,104,000	63,204,000
Financing activities:
Principal payments on financing lease liability	(22,000)	(17,000)
Proceeds from sale of common stock	33,487,000	—
Offering expenses on sale of common stock	(837,000)	—
Proceeds from sale of common stock under employee stock purchase plan	92,000	75,000
Proceeds from warrant and option exercises	23,000	152,000
Net cash provided by financing activities	32,743,000	210,000
Effect of exchange rates on cash, cash equivalents and restricted cash	27,000	—
Net decrease in cash, cash equivalents and restricted cash	9,765,000	2,588,000
Cash, cash equivalents and restricted cash at beginning of period	5,491,000	24,571,000
Cash, cash equivalents and restricted cash at end of period	$15,256,000	$27,159,000
Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts reported on the unaudited condensed consolidated statements of cash flows
Cash and cash equivalents	14,856,000	27,159,000
Restricted cash	400,000	—
Total cash, cash equivalents and restricted cash at end of period	$15,256,000	$27,159,000
Supplemental cash flow disclosures:
Cash paid for interest	$149,000	$139,000
Cash paid for operating lease liabilities	$1,291,000	$695,000

Supplemental disclosure of non-cash investing and financing activities:
Transfer of instruments and servers from inventory to property and equipment, net	$4,615,000	$3,890,000
Property and equipment included in accounts payable	$104,000	$—
Construction in progress included in accounts payable	$65,000	$—
Operating lease liabilities resulting from obtaining right-of-use assets	$—	$517,000
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
Reverse Stock Split
On August 4, 2023, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of all issued and outstanding shares of the Company’s common stock at a ratio of 1-for-10. The reverse stock split did not change the par value or the authorized number of shares of the Company’s common stock. The accompanying consolidated financial statements and notes to the consolidated financial statements present the retroactive effect of the reverse stock split on the Company’s common stock and per share amounts for all periods presented.
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
Liquidity and Going Concern
The Company has experienced recurring net losses from operations, negative cash flows from operating activities, and accumulated deficit since its inception and expects to continue to incur net losses into the foreseeable future. As of June 30, 2023, the Company had approximately $14.9 million in cash and cash equivalents, $62.2 million in short term investments, and working capital of $89.1 million.
The Company has an accumulated deficit of $424.8 million as of June 30, 2023. During the six months ended June 30, 2023, the Company used $69.1 million cash in operations.
Management expects operating losses and negative cash flows to continue for at least the next year as the Company continues to incur costs related to research and commercialization efforts. Management has prepared cash flows forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023, are issued. Management’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management’s plans to raise additional capital to fulfill its operating and capital requirements for at least 12 months include public or private equity or debt financings. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all.
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
Significant Accounting Policies
During the three and six months ended June 30, 2023, there were no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
As of June 30, 2023, we performed a qualitative assessment of goodwill impairment which included an evaluation of changes in industry, market and macroeconomic conditions as well as consideration of our financial performance and any significant trends. Our qualitative assessment indicated that it was not more likely than not that goodwill is impaired as of June 30, 2023. If we experience a sustained decline in our stock price or other material changes in the significant assumptions that affect the determination of the fair value of the Company’s single reporting unit, it may result in a goodwill impairment charge in future periods, and such charge may be material.
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
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	June 30, 2023	June 30, 2022
Stock options	3,346,000	2,359,000
Unvested restricted stock	—	384,000
Warrants	436,000	436,000
RSUs	230,000	23,000
PSUs	29,000	29,000
Total	4,041,000	3,231,000
3. Revenue Recognition
Revenue by Source

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Instruments	$2,450,000	$2,446,000	$4,346,000	$4,042,000
Consumables	2,953,000	1,467,000	5,188,000	2,987,000
Software	1,206,000	882,000	2,522,000	1,972,000
Total product revenue	6,609,000	4,795,000	12,056,000	9,001,000
Service and other	2,053,000	1,875,000	4,021,000	3,365,000
Total revenue	$8,662,000	$6,670,000	$16,077,000	$12,366,000
The Company has revised the classification of its revenue between the categories in the table above for the June 30, 2022 statement of operations. In the June 30, 2022 statement of operations, “software” was included in “service and other.”
Revenue by Geographic Location

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	$	%	$	%	$	%	$	%
Americas	$4,313,000	50%	$2,611,000	39%	$7,757,000	48%	$5,940,000	48%
EMEA	2,748,000	32%	2,609,000	39%	5,740,000	36%	4,348,000	35%
Asia Pacific	1,601,000	18%	1,450,000	22%	2,580,000	16%	2,078,000	17%
Total	$8,662,000	100%	$6,670,000	100%	$16,077,000	100%	$12,366,000	100%
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
For the three months ended June 30, 2023 and 2022, the United States represented 39.1% and 37.4% of total revenue, respectively. For the six months ended June 30, 2023 and 2022, the United States represented 40.1% and 40.9% of total revenue, respectively. For the three and six months ended June 30, 2023, China represented 15.0% and 10.2% of total revenue, respectively. For the three and six months ended June 30, 2022, China represented 19.3% and 12.9% of total revenue, respectively. No other countries represented greater than 10% of revenue during the three and six months ended June 30, 2023 and 2022.

Remaining Performance Obligations
As of June 30, 2023, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $1.2 million. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations. The Company expects to recognize approximately 61.7% of this amount as revenue during the remainder of 2023, 31.2% in 2024, and 7.1% in 2025 and thereafter. Warranty revenue is included in service and other revenue.
The Company recognized revenue of approximately $0.4 million and $0.2 million during the three months ended June 30, 2023 and 2022, respectively, which was included in the contract liability balance at the end of the previous year, and revenue of approximately $1.1 million and $0.5 million during the six months ended June 30, 2023 and 2022, respectively, which was included in the contract liability balance at the end of the previous year.
4. Balance Sheet Account Details
Accounts Receivable and Allowance for Credit Losses

	June 30, 2023	December 31, 2022
Accounts receivable, net:
Accounts receivable, trade	$7,875,000	$7,315,000
Allowance for credit losses	(262,000)	(293,000)
	$7,613,000	$7,022,000
Changes to the allowance for credit losses during the six months ended June 30, 2023 were as follows:

Allowance for Credit Losses
Balance as of January 1, 2023	$(293,000)
Provision for expected credit loss	(5,000)
Write-offs and payments	36,000
Balance as of June 30, 2023	$(262,000)
The Company’s adoption of ASU No. 2016-13, Financial Instruments - Credit Losses, included an assessment of our aged trade receivables balances and their underlying credit risk characteristics. Our evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.

Inventory
The components of inventories are as follows:

	June 30, 2023	December 31, 2022
Inventory:
Raw materials	$6,204,000	$5,319,000
Work in process	10,577,000	7,055,000
Finished goods	15,672,000	17,387,000
	$32,453,000	$29,761,000
Intangible Assets
Intangible assets that are subject to amortization consisted of the following for the periods presented:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$2,630,000	$(815,000)	$1,815,000	$2,630,000	$(552,000)	$2,078,000
Customer relationships	4,150,000	(1,587,000)	2,563,000	4,150,000	(1,172,000)	2,978,000
Developed technology	41,600,000	(8,521,000)	33,079,000	41,600,000	(5,615,000)	35,985,000
Intangibles, net	$48,380,000	$(10,923,000)	$37,457,000	$48,380,000	$(7,339,000)	$41,041,000
Intangible assets not subject to amortization totaled $0.1 million at June 30, 2023 and December 31, 2022, and related to the Company’s domain name.
Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2023	December 31, 2022
Compensation expenses	$5,917,000	$7,002,000
Customer deposits	17,000	17,000
Taxes payable	897,000	825,000
Insurance	125,000	613,000
Professional fees and royalties	153,000	210,000
Warranty liabilities	640,000	489,000
Accrued clinical study fees	150,000	250,000
Other	417,000	1,146,000
Total	$8,316,000	$10,552,000
5. Stockholders’ Equity and Stock-Based Compensation
Reverse Stock Split
On August 4, 2023, the Company completed a reverse stock split of its outstanding shares of common stock pursuant to which every 10 shares of issued and outstanding common stock were exchanged for one share of common stock. No fractional shares were issued in the reverse stock split. Instead, the Company paid cash (without interest) equal to such fraction multiplied by $5.90 per share (a price equal to the average of the closing sales prices of the common stock on The Nasdaq Capital Market during regular trading hours for the five consecutive trading days immediately preceding August 4, with such average closing sales prices being adjusted to give effect to a Reverse Stock Split). All share and per share amounts included within these condensed consolidated financial statements have been retrospectively adjusted to reflect the reverse stock split.
Cowen At-the-Market Facility
On March 23, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) which provides for the sale, in the Company’s sole discretion, of shares of common stock having an aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal, which was amended on March 9, 2023 to decrease the maximum aggregate offering price to $200.0 million for sales made on and after the date of the amendment (the “Cowen

ATM”). The Company agreed to pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. In August 2022, the Company sold approximately 0.7 million shares of common stock under the Cowen ATM at an average share price of $34.59 per share, and received gross proceeds of approximately $23.1 million before deducting offering costs of $0.6 million. During the six months ended June 30, 2023, the Company sold approximately 3.5 million shares of common stock under the Cowen ATM at an average share price of $9.56 per share, and received gross proceeds of approximately $33.5 million before deducting offering costs of $0.8 million. From July 1, 2023 through the date of the filing of this Quarterly Report on Form 10-Q, the Company has sold approximately 2.1 million shares of common stock under the Cowen ATM at an average share price of $6.16 per share, and received gross proceeds of approximately $13.0 million before deducting offering costs of $0.3 million.
Stock Warrants
A summary of the Company’s warrant activity during the six months ended June 30, 2023 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	436,000	$59.60	0.76	$273,000
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at June 30, 2023	436,000	$59.60	0.27	$—
Stock Options
A summary of the Company’s stock option activity during the six months ended June 30, 2023 was as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	2,402,000	$32.80	8.50	$2,068,000
Granted	1,181,000	14.10	—
Exercised	(4,000)	5.50	—	25,000
Canceled	(233,000)	28.20	—
Outstanding at June 30, 2023	3,346,000	$26.60	8.63	$148,000
Vested and exercisable at June 30, 2023	1,108,000	$33.90	7.68	$131,000
For the three months ended June 30, 2023, the weighted-average grant date fair value of stock options granted was $5.36 per share. For the six months ended June 30, 2023, the weighted-average grant date fair value of stock options granted was $9.47 per share.

Stock-Based Compensation
The Company recognized stock-based compensation expense for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of product revenue	$154,000	$—	$256,000	$—
Cost of service and other revenue	44,000	—	88,000	$—
Research and development	1,301,000	3,468,000	2,658,000	$6,795,000
General and administrative	2,433,000	2,309,000	4,812,000	4,084,000
Total stock-based compensation expense	$3,932,000	$5,777,000	$7,814,000	$10,879,000
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants during the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.9%	2.8%	3.9%	2.1%
Expected volatility	80.5%	70.6%	74.4%	70.2%
Expected term (in years)	5.5	5.7	5.9	6.0
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Restricted Stock
Restricted Stock
A restricted stock award in the amount of 0.5 million shares with a grant date fair value of $52.00 a share was granted as part of the acquisition of BioDiscovery. One-third of the Restricted Shares was scheduled to vest on October 18, 2022 and one-twelfth of the Restricted Shares was scheduled to vest every three months following October 18, 2022, subject to continuous service of the key employee. The fair value of the restricted stock award was based on the market value of common stock as of the date of grant and was amortized to stock-based compensation expense over the service period.
On October 4, 2022, the restricted stock award was modified due to the change in employment status of the key employee from full time to emeritus. As a result of the modification, the restricted stock award vested in full on October 4, 2022. The award was revalued on the modification date, resulting in a modified grant date fair value of $20.40 a share ($15.8 million less than the initial grant date fair value of the award). The fair value of the modified restricted stock award was based on the market value of common stock as of the modification date.
Restricted Stock Units and Performance Stock Units
The following table summarizes RSU activity during the six months ended June 30, 2023:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2023	10,000	$47.40
Granted	247,000	16.30
Released	(10,000)	47.40
Forfeited	(17,000)	16.30
Outstanding at June 30, 2023	230,000	$16.30
The total intrinsic value of the RSUs that vested during the six months ended June 30, 2023 was $0.5 million, determined as of the date of vesting. The weighted average remaining contractual term for the RSUs is 3.6 years as of June 30, 2023.

The following table summarizes PSU activity during the six months ended June 30, 2023:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2023	29,000	$47.4
Granted	—	—
Released	—	—
Forfeited	—	—
Outstanding at June 30, 2023	29,000	$47.4
The weighted average remaining contractual term for the PSUs is 0.5 years as of June 30, 2023.
Executive Option Grants and RSUs
On February 15, 2023, the compensation committee of the Company’s board of directors granted various executive officers stock options to purchase an aggregate of 0.3 million shares of common stock at an exercise price of $16.30 per share, and RSUs amounting to 0.1 million shares of common stock at a grant date fair value of $16.30 per share, in each case with an effective grant date and vesting commencement date of February 15, 2023 (the “Grant Date”). These stock option grants and RSUs were issued from the 2018 Plan. The shares subject to the option shall vest monthly over 48 months beginning on the one-month anniversary of the Grant Date, such that the option shall be fully vested and exercisable on the four-year anniversary of the Grant Date. The RSUs shall vest annually over four years beginning one year after the Grant Date, and the balance of the shares vest in a series of three successive equal annual installments measured from the first anniversary of the Grant Date, such that the RSU shall be fully vested on the four-year anniversary of the Grant Date.
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

The share of Series A Preferred was entitled 3.0 billion votes, but had the right to vote only on a proposal submitted to the stockholders of the Company to adopt an amendment, or a series of alternate amendments, to the Company’s Amended and Restated Certificate of Incorporation, as amended, to combine the outstanding shares of Common Stock into a smaller number of shares of Common Stock at a ratio specified in or determined in accordance with the terms of such amendment or series of alternate amendments (“Reverse Stock Split Proposal”), and had no voting rights (i) except with respect to a Reverse Stock Split Proposal and the votes of the share of Series A Preferred were required to be cast for and against such Reverse Stock Split Proposal in the same proportion as shares of Common Stock were voted for and against such Reverse Stock Split Proposal (with any shares of Common Stock that were not voted, whether due to abstentions, broker non-votes or otherwise not counted as votes for or against a Reverse Stock Split Proposal) and (ii) unless the holders of one-third (1/3rd) of the outstanding shares of Common Stock were present and voted, in person or by proxy, at the meeting of stockholders at which the Reverse Stock Split Proposal was submitted for stockholder approval (or any adjournment thereof). The share of Series A Preferred voted together with the Common Stock as a single class on the Reverse Stock Split Proposal at the Company’s 2023 Annual Meeting of Stockholders held on June 14, 2023. The Series A Preferred had no other voting rights, except as may have been required by the General Corporation Law of the State of Delaware. The outstanding share of Series A Preferred was redeemed in whole, for a redemption price of $100.00, paid out of funds lawfully available therefor automatically immediately following the approval by the stockholders of the Reverse Stock Split Proposal on June 14, 2023.

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
The future minimum payments under non-cancellable operating and finance leases as of June 30, 2023, are as follows:

	Operating Leases	Finance Lease
Remainder of 2023	$1,295,000	$162,000
2024	2,684,000	330,000
2025	2,788,000	338,000
2026	729,000	347,000
2027	255,000	356,000
Thereafter	—	5,594,000
Total future lease payments	7,751,000	7,127,000
Less: imputed interest	(971,000)	(3,244,000)
Total lease liabilities	$6,780,000	$3,883,000
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
The purchase price allocation for the acquisition of Purigen is preliminary and subject to revision as additional information about the fair value of assets and liabilities becomes available. As permitted under ASC 805, the Company is allowed a measurement period, which may not exceed one year, in which to complete its accounting for the acquisition. Per the terms of the Purigen Merger Agreement, the purchase price is still subject to adjustment for the final determination of deferred and current tax assets and liabilities. During the second quarter of 2023, the Company recorded an increase in the estimated return of cash to buyer from escrow in the amount of $5,000, with the offset recorded to goodwill.
The following is the purchase price for the acquisition of Purigen:

Cash	$32,034,000
Estimated fair value of milestone consideration	12,970,000
Return of cash to buyer from escrow	(95,000)
Total purchase price	$44,909,000

The total purchase price was allocated to Purigen’s tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded as goodwill, as follows:

Cash & cash equivalents	$290,000
Accounts receivable	259,000
Inventory	944,000
Prepaid expenses and other current assets	184,000
Property and equipment, net	805,000
Restricted cash	400,000
Operating lease right-of-use assets	1,636,000
Other long-term assets	533,000
Intangible assets	20,000,000
Goodwill	22,646,000
Accounts payable and other accrued liabilities	(1,152,000)
Operating lease liability (short-term and long-term)	(1,636,000)
Net assets acquired	$44,909,000
The acquisition date fair values of identifiable intangible assets acquired are as following:

Developed technology	$18,800,000
Customer relationships	200,000
Tradename	1,000,000
Fair value of identifiable intangible assets	$20,000,000
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

	Three Months Ended June 30	Six Months Ended June 30,
	2022	2022
Revenue	$7,232,000	$13,452,000
Net loss	(34,469,000)	(66,519,000)
Basic and diluted net loss per share	$(1.21)	$(2.33)
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Commercial paper	$13,403,000	$—	$13,403,000	$—
Corporate notes/bonds	46,816,000		46,816,000	—
Securities of government sponsored entities	1,987,000	—	1,987,000	—
Total investments:	$62,206,000	$—	$62,206,000	$—
Money market funds	$7,962,000	$7,962,000	$—	$—
Liabilities:
Contingent consideration	$24,570,000	$—	$—	$24,570,000

	December 31, 2022
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Commercial paper	$20,020,000	$—	$20,020,000	$—
Corporate notes/bonds	86,094,000	—	86,094,000	—
Securities of government sponsored entities	1,981,000		1,981,000
Total investments:	$108,095,000	$—	$108,095,000	$—
Money market funds	$1,868,000	$1,868,000	$—	$—
Liabilities:
Contingent consideration	$22,352,000	$—	$—	$22,352,000
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
The fair value of the BioDiscovery contingent consideration liability is reassessed on a quarterly basis using a probability weighted model. Assumptions used to estimate the acquisition date fair value of the contingent consideration related to the acquisition of BioDiscovery include the probability of achieving, or changes in timing, of certain milestones, and a discount rate. As of June 30, 2023 a discount rate of 3% was used. The Company determined the fair value of the BioDiscovery milestone consideration using a scenario-based technique, as the trigger for payment is event driven. The Company determined it is highly likely that the milestone related to the BioDiscovery acquisition will be achieved and therefore used a 100% probability factor which is applied to the $10.0 million milestone consideration. The change in fair value of the contingent consideration during the six months ended June 30, 2023 was due to the passage of time, in addition to accreting the balance up to the full value of the milestone to be paid of $10.0 million for a total change of $0.6 million.
Contingent consideration liabilities related to the Purigen milestones are related to the achievement of two independent milestones with aggregate possible milestone payments totaling $32.0 million.

The fair value of the Purigen milestones are reassessed on a quarterly basis using a probability weighted model and a Monte Carlo Simulation. Assumptions used to estimate the acquisition date fair value of the milestones using a probability weighted model include the probability of achieving, or changes in timing, of independent milestones, and a discount rate of 14%. The Company determined the fair value of this milestone consideration using a scenario-based technique, as the trigger for payment is event driven. The Company determined the likelihood of each independent milestone and used probability factors ranging from 20% to 80% which were applied to the individual payments. A Monte Carlo Simulation was performed to determine the likelihood that the milestone will be achieved and was applied to the milestone consideration payment. The change in fair value of the contingent consideration during the six months ended June 30, 2023 was $1.6 million
Changes in estimated fair value of contingent consideration liability in the six months ended June 30, 2023 is as follows:

Contingent Consideration Liability (Level 3 Measurement)
Balance as of January 1, 2023	$22,352,000
Liability recorded as a result of current period acquisition	—
Change in estimated fair value, recorded in selling, general and administrative expenses	2,218,000
Cash payments	—
Balance as of June 30, 2023	$24,570,000

Changes in estimated fair value of contingent consideration liability in the six months ended June 30, 2022 is as follows:

Contingent Consideration Liability (Level 3 Measurement)
Balance as of January 1, 2022	$9,066,000
Liability recorded as a result of current period acquisition	—
Change in estimated fair value, recorded in selling, general and administrative expenses	158,000
Cash payments	—
Balance as of June 30, 2022	$9,224,000

Available for Sale Investments
The Company invests its excess cash in U.S. Treasury and agency securities, corporate debt securities, and commercial paper, which are classified as available-for-sale investments. These investments are carried at fair value and are included in the tables below. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. At each reporting date, the Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company evaluates, among others, whether the Company has the intention to sell any of these investments and whether it is not more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Based on this evaluation, as of June 30, 2023 and December 31, 2022, the Company determined that unrealized losses of the below securities were primarily attributable to changes in interest rates and non-credit related factors. As such, no allowances for credit losses were recorded during these periods.
As of June 30, 2023 and December 31, 2022, the Company held 15 and 16 securities, respectively, which have been in an unrealized loss position for a period of less than 12 months. As of June 30, 2023 and December 31, 2022, the Company held 11 and 24 securities, respectively, which have been in an unrealized loss position for a period of greater than 12 months.
Realized gains and losses are calculated using the specific identification method and recorded in other income (expense) in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.

Interest receivable as of June 30, 2023 and December 31, 2022 was $0.4 million and $0.5 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
As of June 30, 2023, the following table summarizes the amortized cost and the unrealized gains/losses of the available for sale securities:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$13,420,000	$—	$(16,000)	$13,404,000
Corporate notes/bonds	Less than 1	47,086,000	—	(271,000)	46,815,000
Securities of government sponsored entities	Less than 1	1,999,000	—	(12,000)	1,987,000
Total maturity less than 1 year		$62,505,000	$—	$(299,000)	$62,206,000
Corporate notes/bonds	1 to 5	—	—	—	—
Total		$62,505,000	$—	$(299,000)	$62,206,000
As of December 31, 2022, the following table summarizes the amortized cost and the unrealized gains/losses of the available for sale securities:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$20,093,000	$—	$(73,000)	$20,020,000
Corporate notes/bonds	Less than 1	72,823,000	1,000	(911,000)	71,913,000
Securities of government sponsored entities	Less than 1	1,998,000	—	(16,000)	1,982,000
Total maturity less than 1 year		$94,914,000	$1,000	$(1,000,000)	$93,915,000
Corporate notes/bonds	1 to 5	14,268,000	—	(88,000)	14,180,000
Total		$109,182,000	$1,000	$(1,088,000)	$108,095,000
As of June 30, 2023, the following table summarizes available-for-sale securities in an unrealized loss position with no credit losses reported:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$13,403,000	$(16,000)	$—	$—	$13,403,000	$(16,000)
Corporate Notes/Bonds	10,241,000	(39,000)	36,575,000	(232,000)	46,816,000	(271,000)
Securities of Government Sponsored Entities	1,987,000	(12,000)	—	—	1,987,000	(12,000)
Total	$25,631,000	$(67,000)	$36,575,000	$(232,000)	$62,206,000	$(299,000)
As of December 31, 2022, the following table summarizes available-for-sale securities in an unrealized loss position with no credit losses reported:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$20,020,000	$(73,000)	$—	$—	$20,020,000	$(73,000)
Corporate Notes/Bonds	9,661,000	(27,000)	74,452,000	(972,000)	84,113,000	(999,000)
Securities of Government Sponsored Entities	1,981,000	(16,000)	—	—	1,981,000	(16,000)
Total	$31,662,000	$(116,000)	$74,452,000	$(972,000)	$106,114,000	$(1,088,000)

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
•Grew our installed base to 281 as of June 30, 2023, an increase of approximately 43% from a total installed base of 196 as of June 30, 2022. Installed base represents the global number of Saphyr instruments installed at end-customer locations and therefore having the technology to process OGM.
•Sold 7,062 flowcells in the three-month period ended June 30, 2023, an increase of approximately 108% from 3,394 flowcells sold in the same quarter of 2022. Sold 12,288 flowcells in the six-month period ended June 30, 2023, an increase of approximately 86% from 6,619 flowcells sold in the same quarter of 2022.The Saphyr cartridge is the consumable that packages nanochannel arrays for DNA linearization. In its current form, the Saphyr cartridge has two configurations - one with two flowcells per cartridge and the other with three flowcells per cartridge. Flowcells sold refers to the units of genome mapping consumables used for analyzing one genome, purchased by customers to process optical genome mapping.
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
In the past, we have experienced supply chain challenges, attributable to such adverse geopolitical and macroeconomic developments including increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. During the three and six months ended June 30, 2023, we did not experience material increases in our supply chain costs, but we may experience such increases in future fiscal periods We expect our costs to remain high for the foreseeable future. As global economic conditions recover, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. For instance, product demand may be reduced due to an economic recession, a decrease in corporate capital expenditures, prolonged unemployment, rising inflation rates, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic developments, or any similar negative economic condition. These negative effects could have a material impact on our operations, business, earnings, and liquidity.
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
The following table presents our revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenue	$6,609,000	$4,795,000	$12,056,000	$9,001,000
Service and other revenue	2,053,000	1,875,000	4,021,000	3,365,000
Total	$8,662,000	$6,670,000	$16,077,000	$12,366,000

The following table reflects total revenue by geography and as a percentage of total revenue, based on the billing address of our customers. Americas consists of North America and South America. EMEA consists of Europe, the Middle East, and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, India and Australia.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	$	%	$	%	$	%	$	%
Americas	$4,313,000	50%	$2,611,000	39%	$7,757,000	48%	$5,940,000	48%
EMEA	2,748,000	32%	2,609,000	39%	5,740,000	36%	4,348,000	35%
Asia Pacific	1,601,000	18%	1,450,000	22%	2,580,000	16%	2,078,000	17%
Total	$8,662,000	100%	$6,670,000	100%	$16,077,000	100%	$12,366,000	100%
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
Results of Operations
We have incurred losses in each year since our inception. Our net loss was $38.9 million and $76.0 million for the three and six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $424.8 million.
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

Comparison of the Three Months Ended June 30, 2023 and 2022
The following table sets forth our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Period-to-Period Change
	2023	2022	$	%
Revenues:
Product revenue	$6,609,000	$4,795,000	$1,814,000	38%
Service and other revenue	2,053,000	1,875,000	178,000	9%
Total revenue	8,662,000	6,670,000	1,992,000	30%
Cost of revenue:
Cost of product revenue	4,752,000	3,973,000	779,000	20%
Cost of service and other revenue	1,602,000	1,226,000	376,000	31%
Total cost of revenue	6,354,000	5,199,000	1,155,000	22%
Operating expenses:
Research and development	14,610,000	11,767,000	2,843,000	24%
Selling, general and administrative	26,936,000	21,783,000	5,153,000	24%
Total operating expenses	41,546,000	33,550,000	7,996,000	24%
Loss from operations	(39,238,000)	(32,079,000)	(7,159,000)	22%
Other income (expenses):
Interest income	689,000	192,000	497,000	259%
Interest expense	(74,000)	(74,000)	—	—%
Other income (expenses)	(256,000)	(156,000)	(100,000)	64%
Total other income (expenses)	359,000	(38,000)	397,000	(1,045)%
Loss before income taxes	(38,879,000)	(32,117,000)	(6,762,000)	21%
Provision for income taxes	(33,000)	(41,000)	8,000	(20)%
Net loss	$(38,912,000)	$(32,158,000)	$(6,754,000)	21%
Revenue
We have revised the classification of our revenue between the categories in the table above for the June 30, 2022 statement of operations to present software revenue within “product revenue”. In our June 30, 2022 statement of operations, “software” was included in “service and other revenue.”
Product revenue increased by $1.8 million, or 38%, to $6.6 million for the three months ended June 30, 2023 compared to $4.8 million for the same period in 2022. The increase in product revenue was driven by increased demand for our Saphyr OGM solutions, including an increase in instrument installed base (43%) when compared to the same period last year. The increased demand for our reagent rental program continues to drive a significant portion of the increase in consumable sales. We believe increased demand for our OGM systems was primarily driven by increased market awareness and additional published data demonstrating the utility of OGM. We expect revenue to increase as market awareness and published data of OGM utility increases, along with continued efficiencies gained in the OGM workflow through research and development, and the acquisitions of BioDiscovery and Purigen.
Service and other revenue increased by $0.2 million, or 9%, to $2.1 million for the three months ended June 30, 2023 compared to $1.9 million for the same period in 2022. The increase in service and other revenue was primarily driven by an increase in subscription-based clinical software revenue.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2023	2022	2023 to 2022	2023 to 2022
Gross profit (loss):
Product	$1,857,000	$822,000	$1,035,000	126%
Service and other	451,000	649,000	(198,000)	(31)%
Total gross profit	$2,308,000	$1,471,000	$837,000	57%

Gross margin:
Product	28%	17%
Service and other	22%	35%
Total gross margin	27%	22%
Cost of product revenue increased by $0.8 million, or 20%, to $4.8 million for the three months ended June 30, 2023, compared to $4.0 million for the three months ended June 30, 2022. The increase in cost of product revenue was due to higher sales of instruments and consumables. We anticipate similar increases in future periods as sales of our instruments and consumables grow.
Cost of service and other revenue increased $0.4 million, or 31%, to $1.6 million for the three months ended June 30, 2023, compared to $1.2 million for the three months ended June 30, 2022. The increase in cost of service and other revenue is primarily due to increased service costs on our growing installed base as well as increased costs to support the service offerings from Bionano Laboratories. We anticipate similar increases in future periods as our installed base and the number of Bionano Laboratories services grow.
Product gross profit increased $1.0 million, or 126%, to $1.9 million for the three months ended June 30, 2023, compared to $0.8 million for the three months ended June 30, 2022. The increase in gross profit was primarily due to higher sales of instruments and consumables, improvements in chip yield, and reduced scrap and quality control costs. Service and other gross profit decreased by $0.2 million, or 31%, to $0.5 million for the three months ended June 30, 2023, compared to $0.6 million for the three months ended June 30, 2022. The decrease in service and other gross profit is primarily due to increased processing costs on our service line.
Research and Development Expenses
Research and development (“R&D”) expenses increased by $2.8 million, or 24%, to $14.6 million for the three months ended June 30, 2023 compared to $11.8 million for the same period in 2022. The increase is primarily due to an increase of $0.7 million in product development costs, an increase of $0.5 million in professional services related to research activities, and $0.7 million in software and information technology costs. Compensation costs tied to headcount, excluding stock-based compensation, increased by $2.8 million. Stock-based compensation expense decreased by $2.2 million due to the vesting of stock issued as consideration in the BioDiscovery acquisition in 2022, which primarily rolled up into R&D expense and vested in full in 2022. We anticipate that our previously planned R&D expenses will decrease for the remainder of 2023 as we implement our cash savings initiative announced May 9, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased by $5.2 million, or 24%, to $26.9 million for the three months ended June 30, 2023 compared to $21.8 million for the same period in 2022. The increase is primarily due to a $2.0 million increase in compensation expenses, of which $0.1 million relates to stock-based compensation, a $0.3 million increase in amortization of intangibles related to the acquisition of Purigen, a $1.5 million increase in professional services, a $0.6 million increase in marketing expenses, and a $1.4 million increase in the estimated fair value of the contingent consideration liabilities primarily related to the acquisition of Purigen, which rolls into SG&A expense. The increase in compensation expense is driven primarily by increased headcount. This was due to growth in our global sales, service, and back-office teams to facilitate the expanding customer base, as well as headcount additions attributed to the acquisition of Purigen. We anticipate that our previously planned SG&A expenses will decrease for the remainder of 2023 as we implement our cash savings initiative announced May 9, 2023.
Interest Income
Interest income was $0.7 million for the three months ended June 30, 2023, as compared to $0.2 million for the same period in 2022 resulting from positive returns on investments due to higher interest rates in 2023. Our total available for sale securities balance was $62.2 million as of June 30, 2023.

Comparison of the Six Months Ended June 30, 2023 and 2022
The following table sets forth our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Period-to-Period Change
	2023	2022	$	%
Revenues:
Product revenue	$12,056,000	$9,001,000	$3,055,000	34%
Service and other revenue	4,021,000	3,365,000	656,000	19%
Total revenue	16,077,000	12,366,000	3,711,000	30%
Cost of revenue:
Cost of product revenue	8,610,000	7,549,000	1,061,000	14%
Cost of service and other revenue	3,090,000	2,485,000	605,000	24%
Total cost of revenue	11,700,000	10,034,000	1,666,000	17%
Operating expenses:
Research and development	28,547,000	22,296,000	6,251,000	28%
Selling, general and administrative	52,913,000	42,060,000	10,853,000	26%
Total operating expenses	81,460,000	64,356,000	17,104,000	27%
Loss from operations	(77,083,000)	(62,024,000)	(15,059,000)	24%
Other income (expenses):
Interest income	1,392,000	301,000	1,091,000	362%
Interest expense	(149,000)	(151,000)	2,000	(1)%
Other income (expenses)	(139,000)	(188,000)	49,000	(26)%
Total other income (expenses)	1,104,000	(38,000)	1,142,000	(3,005)%
Loss before income taxes	(75,979,000)	(62,062,000)	(13,917,000)	22%
Provision for income taxes	(59,000)	(50,000)	(9,000)	18%
Net loss	$(76,038,000)	$(62,112,000)	$(13,926,000)	22%
Revenue
We have revised the classification of our revenue between the categories in the table above for the June 30, 2022 statement of operations to present software revenue within “product revenue”. In our June 30, 2022 statement of operations, “software” was included in “service and other revenue.”
Product revenue increased by $3.1 million, or 34%, to $12.1 million for the six months ended June 30, 2023 compared to $9.0 million for the same period in 2022. The increase in product revenue was driven by increased demand for our Saphyr OGM solutions, including an increase in instrument installed base (43%) when compared to the same period last year. The increased demand for our reagent rental program continues to drive a significant portion of the increase in consumable sales. We believe increased demand for our OGM systems was primarily driven by increased market awareness and additional published data demonstrating the utility of OGM. We expect revenue to increase as market awareness and published data of OGM utility increases, along with continued efficiencies gained in the OGM workflow through research and development, and the acquisitions of BioDiscovery and Purigen.
Service and other revenue increased by $0.7 million, or 19%, to $4.0 million for the six months ended June 30, 2023 compared to $3.4 million for the same period in 2022. The increase in service and other revenue was driven by higher volume of service samples processed through the Bionano Laboratories business and an increase in subscription-based clinical software revenue.

Cost of Revenue, Gross Profit, and Gross Margin

	Six Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2023	2022	2023 to 2022	2023 to 2022
Gross profit (loss):
Product	$3,446,000	$1,452,000	$1,994,000	137%
Service and other	931,000	880,000	51,000	6%
Total gross profit	$4,377,000	$2,332,000	$2,045,000	88%

Gross margin:
Product	29%	16%
Service and other	23%	26%
Total gross margin	27%	19%
Cost of product revenue increased by $1.1 million, or 14%, to $8.6 million for the six months ended June 30, 2023, compared to $7.5 million for the six months ended June 30, 2022. The increase in cost of product revenue was due to higher sales of instruments and consumables. We anticipate similar increases in future periods as sales of our instruments and consumables grow.
Cost of service and other revenue increased $0.6 million, or 24%, to $3.1 million for the six months ended June 30, 2023, compared to $2.5 million for the six months ended June 30, 2022. The increase in cost of service and other revenue is primarily due to increased service costs on our growing installed base as well as increased costs to support the service offerings from Bionano Laboratories. We anticipate similar increases in future periods as our installed base and the number of Bionano Laboratories services grow.
Product gross profit increased $2.0 million, or 137%, to $3.4 million for the six months ended June 30, 2023, compared to $1.5 million for the six months ended June 30, 2022. The increase in gross profit was primarily due to higher sales of instruments and consumables, improvements in chip yield, and reduced scrap and quality control costs.
Research and Development Expenses
Research and development (“R&D”) expenses increased by $6.3 million, or 28%, to $28.5 million for the six months ended June 30, 2023 compared to $22.3 million for the same period in 2022. The increase is primarily due to an increase of $2.2 million in product development costs, an increase of $1.3 million in professional services related to research activities, and $1.3 million in software and information technology costs. Compensation costs tied to headcount, excluding stock-based compensation, increased by $5.4 million. Stock-based compensation expense decreased by $4.1 million due to the vesting of stock issued as consideration in the BioDiscovery acquisition in 2022, which primarily rolled up into R&D expense and vested in full in 2022. We anticipate that our previously planned R&D expenses will decrease for the remainder of 2023 as we implement our cash savings initiative announced May 9, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased by $10.9 million, or 26%, to $52.9 million for the six months ended June 30, 2023 compared to $42.1 million for the same period in 2022. The increase is primarily due to a $4.9 million increase in compensation expenses, of which $0.7 million relates to stock-based compensation, a $0.7 million increase in amortization of intangibles related to the acquisition of Purigen, a $2.8 million increase in professional services, a $1.2 million increase in marketing expenses, and a $2.1 million increase in the estimated fair value of the contingent consideration liabilities primarily related to the acquisition of Purigen, which rolls into SG&A expense. The increase in compensation expense is driven primarily by increased headcount. This was due to growth in our global sales, service, and back-office teams to facilitate the expanding customer base, as well as headcount additions attributed to the acquisition of Purigen. We anticipate that our previously planned SG&A expenses will decrease for the remainder of 2023 as we implement our cash savings initiative announced May 9, 2023.
Interest Income
Interest income was $1.4 million for the six months ended June 30, 2023, as compared to $0.3 million for the same period in 2022 resulting from positive returns on investments due to higher interest rates in 2023. Our total available for sale securities balance was $62.2 million as of June 30, 2023.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred net losses and negative cash flows from operations. We have primarily generated cash flows from sales of equity securities and debt financings. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments, borrowings from credit facilities and revenue from our commercial operations. Revenue from our commercial operations has increased due to increased demand for our product offerings and our acquisition of revenue-positive BioDiscovery and Purigen. See Note 6 to our unaudited condensed consolidated financial statements for a discussion of our recent equity activity included elsewhere in this Quarterly Report on Form 10-Q for more information. We incurred net losses of $76.0 million and $62.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $424.8 million, cash and cash equivalents of $14.9 million, and available for sale investment securities of $62.2 million.
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
Since our inception, we have generally incurred significant losses and negative cash flows. Based on our $14.9 million in cash and cash equivalents and $62.2 million in available for sale securities as of June 30, 2023, we anticipate our available cash balance will not be sufficient for the next twelve months from the issuance of this report. Accordingly, based on recurring losses from operations incurred since inception, our expectation of continued operating losses, our current business plan, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within 12 months after the date that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued. We plan to continue to fund our losses from operations through revenues, cash and cash equivalents on hand, sale of marketable securities and equity or debt financings. As a result, in order to continue to operate our business beyond that time, we will need to raise substantial additional funds. Accordingly, we are actively evaluating debt and equity financing sources available to us as well as cost reduction strategies, but there can be no assurance that financing will be available on terms acceptable to us, on a timely basis, or at all, or that we are able to effectively reduce our operating expenses. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Any disruptions to, or volatility in, the credit and financial markets or any deterioration in overall economic conditions may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we are unable to raise additional funds through debt or equity financing or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research and development activities or future commercialization efforts. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives. In addition, our estimate as to the sufficiency of our current cash, cash equivalents and available for sale securities, and our current operating plan are based on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently anticipate. See Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
In May 2023, following a strategic review of our operations, we announced our initiative to reduce cash expenditures by approximately $20.0 million during the next four to five calendar quarters. This cost-reduction initiative includes, among other things, a reduction in force that we effected on May 8, 2023, plans to decrease anticipated new hires for the remainder of 2023, a reduction in our safety stock of inventory due to reduced supply chain risks, implementation of operational efficiencies, and other cost controls to reduce previously planned spending.

Cash Flows
The following table sets forth the cash flow from operating, investing and financing activities for the periods presented:

Net cash provided by (used in):	Six Months Ended June 30,
	2023	2022

Operating activities	$(69,109,000)	$(60,826,000)
Investing activities	46,104,000	63,204,000
Financing activities	32,743,000	210,000
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
Net cash used in operating activities was $69.1 million during the six months ended June 30, 2023 as compared to $60.8 million during the same period in 2022. The increase in cash used in operating activities of $8.3 million was primarily attributed to increased headcount related expenses offset by the cost reduction efforts previously described elsewhere in this Quarterly Report on Form 10-Q and the timing of invoice payments in accounts payable.
Investing Activities
Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure, as well as the acquisitions of Lineagen, BioDiscovery and Purigen to grow our business. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. During the six months ended June 30, 2023, cash provided by investing activities was $46.1 million, as compared to $63.2 million provided by investing activities during the same period in 2022. The decrease in cash provided by investing activities of $17.1 million was primarily attributed to the maturity of $46.9 million in available for sale securities during the six months ended June 30, 2023, compared to the maturity of $93.5 million in available for sale securities during the same period in 2022, which was partially offset by a purchase of $29.5 million of available for sale securities during the same period.
Financing Activities
Net cash provided by financing activities was $32.7 million during the six months ended June 30, 2023 as compared to the same period in 2022 where we had net cash provided by financing activities of $0.2 million, an increase of $32.5 million. During the six months ended June 30, 2023, we raised approximately $33.5 million in gross proceeds from executing sales under our at-the-market facility with Cowen and Company, LLC (“Cowen”).
Capital Resources
As of June 30, 2023, we had approximately $14.9 million in cash and cash equivalents, available for sale securities of $62.2 million, and working capital of $89.1 million.
We have in place a Sales Agreement with Cowen (the “Cowen ATM”), as amended, pursuant to which we may offer and sell from time to time up to $200.0 million of shares from the date of the amendment going forward through or to Cowen, acting as sales agent or principal. During the six months ended June 30, 2023, we sold approximately 3.5 million shares of common stock under the Cowen ATM and received gross proceeds of approximately $33.5 million before deducting offering costs of $0.8 million. From July 1, 2023 through the date of the filing of this Quarterly Report on Form 10-Q, the Company has sold approximately 2.1 million shares of common stock under the Cowen ATM at an average share price of $6.16 per share, and received gross proceeds of approximately $13.0 million before deducting offering costs of $0.3 million.
Contingent Consideration
As part of the merger agreement related to the acquisition of BioDiscovery, we agreed to pay a milestone payment of $10.0 million in cash contingent on the achievement of a commercial milestone as set forth in the BioDiscovery agreement and plan of merger, as amended. We determined the fair value of the milestone consideration using a scenario-based technique, as the trigger for payment is event driven. The outcome of the milestone consideration is binary, meaning the milestone is either achieved or not achieved, and the only other variable factor is the timing of when the milestone is achieved. We determined as of June 30, 2023 it is highly likely that the milestone will be achieved and therefore used a 100% probability factor which is applied to the $10.0 million milestone consideration.
As part of the merger agreement related to the acquisition of Purigen, we agreed to pay two independent milestone payments up to an aggregate of $32.0 million.
The fair value of the Purigen milestones are reassessed on a quarterly basis using a probability weighted model and a Monte Carlo Simulation. We determined the fair value of this milestone consideration using a scenario-based technique, as the trigger for payment is event driven. We determined the likelihood of each independent milestone and used probability factors ranging from 20% to 80% which were applied to the individual payments. At June 30, 2023 and December 31, 2022, a Monte Carlo Simulation was performed to determine the likelihood that the milestone will be achieved and was applied to the milestone consideration payment.
Based on these valuation assumptions, the fair value of the contingent consideration liabilities was determined to be $24.6 million as of June 30, 2023, $10.0 million of which is current as of June 30, 2023.
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
As of June 30, 2023, we performed a qualitative assessment of goodwill impairment which included an evaluation of changes in industry, market and macroeconomic conditions as well as consideration of our financial performance and any significant trends. Our qualitative assessment indicated that it was not more likely than not that goodwill is impaired as of June 30, 2023. If we experience a sustained decline in our stock price or other material changes in the significant assumptions that affect the determination of the fair value of the Company’s single reporting unit, it may result in a goodwill impairment charge in future periods, and such charge may be material.
During the six months ended June 30, 2023, there have been no changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

Interest Rate Risk
We had approximately $14.9 million in cash and cash equivalents and $62.2 million in available for sale securities as of June 30, 2023, which include highly liquid, investment grade debt securities. Such interest-bearing instruments are exposed to a certain degree of interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest primarily in short-term securities.
Although we are seeing, and expect to continue to see, increased interest rates, due to our investment in highly liquid and high quality government and other debt securities as well as short-term securities, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods. Due to the short holding period of our investments and the nature of our investments, a hypothetical change of 100 basis points would have approximately a $0.1 million impact on our investments.
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
Additionally, we have operations outside of the United States. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. As of June 30, 2023 and December 31, 2022, we had minimal assets and liabilities denominated in foreign currencies and expect similar levels of foreign currency denomination in the next 12 months. We believe a hypothetical 10% change in foreign exchange rates as of June 30, 2023 would not have a material impact on our business, financial condition, or results of operations.
Inflation
Geopolitical and macroeconomic events, including the conflict between Ukraine and Russia and related sanctions and the recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures have contributed to supply chain challenges, which we believe have resulted in inflation headwinds, particularly increased logistical costs and raw material prices. In prior periods, we experienced increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. However we do not believe that inflation has had a material effect on our business, financial condition or results of operations, other than its impact on the general economy, as our cost of revenue for the three and six months ended June 30, 2023 was not significantly impacted by the cost increases we experienced. While the effects of geopolitical and macroeconomic events, as well as other inflationary pressures, are highly uncertain, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods other than the general impacts on companies due to general economic and market conditions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.

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
As of June 30, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this assessment, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q. Except as described below, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruption of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences;
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
Risks related to our financial condition and need for additional capital
We are an early commercial-stage company and have a limited commercial history, which may make it difficult to evaluate our current business and predict our future performance.*
We are an early commercial-stage company and have a limited commercial history. Our limited commercial history may make it difficult to evaluate our current business and, especially when combined with the other risk factors listed in this section, makes predictions about our future success or viability subject to significant uncertainty. In particular, we have significantly increased our headcount through recent acquisitions of other businesses and the expansion of our sales, marketing and research and development teams, which has increased our operating costs in a manner not historically reflected in our unaudited consolidated financial statements, and in the long-term, plan to further increase headcount as we expand our operations. Because our business model has evolved over time, and combined with our recent acquisitions, this has impacted the composition and concentration of our revenues, which we expect to continue to change with any future acquisitions and further expansion of our operations. These changes, among others, may make it difficult to evaluate our current business, assess our future performance relative to prior performance and accurately predict our future performance. We have encountered in the past, and will continue to encounter in the future, risks and difficulties frequently experienced by early commercial-stage companies, including those associated with scaling up our infrastructure, increasing the size of our organization and integrating acquired businesses. If we do not address these risks successfully, or if our assumptions regarding these risks and uncertainties are incorrect or change over time, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be materially and adversely affected.
We have incurred recurring net losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.*
Since our inception, we have incurred recurring net losses. We incurred net losses of $76.0 million and $62.1 million, and used cash in operations of $69.1 million and $60.8 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $424.8 million. We cannot predict if we will be profitable in the near future or at all. We expect that our losses will continue for the foreseeable future as we plan to invest significant additional funds toward the expansion of our commercial organization, research and development efforts and capital expenditures, among other things. Our recent acquisitions have increased our expenses and we expect that any future acquisitions of businesses, assets, products or technologies will further increase our expenses, which may result in additional losses. We also expect significant increases in our stock-based compensation expense in future periods, reflecting higher stock option valuations as a public company and the issuance of additional equity awards should we increase our headcount in future periods. In addition, we incur significant legal, accounting and other expenses as a result of being a public company, especially as we no longer qualify as an emerging growth company and are therefore required to comply with additional disclosure and compliance requirements. These factors, among others, will make it hard for us to achieve and sustain profitability. We may also incur significant losses in the future for a number of other reasons, many of which are beyond our control, including the level of market acceptance of our products, the introduction of competitive products and technologies, our future product development efforts, our market penetration and our margins, as well as the other risks described below.
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
•the successful integration of our Purigen business;
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
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*
New income, sales, use, excise or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation informally titled the Tax Cuts and Jobs Act; the Coronavirus Aid, Relief, and Economic Security Act; and the Inflation Reduction Act, or the IRA enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. These developments, along with any other future changes in U.S. tax laws could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation.
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
In addition, in connection with any such transactions, we may also issue equity securities in a dilutive manner, incur additional debt, assume contractual obligations or liabilities or expend significant cash. Such transactions could harm our operating results and cash position, negatively affect the price of our stock and cause dilution to our current stockholders. For example, in connection with our acquisition of Lineagen, a U.S.-based provider of proprietary molecular diagnostics services for individuals presenting with certain neurodevelopmental disorders, we issued 0.6 million shares of our common stock, in our acquisition of BioDiscovery, a U.S.-based software company with solutions for analysis, interpretation and reporting of genomics data, we paid upfront consideration consisting of a combination of approximately $52.3 million in cash and 0.3 million shares of our common stock, and in our acquisition of Purigen, a U.S-based DNA and RNA extraction company, we paid upfront consideration of approximately $32.0 million in cash. In connection with the acquisition of BioDiscovery, we issued an additional 0.5 million shares of our common stock subject to vesting based on continued service of a key employee. These shares vested in full on October 4, 2022.
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
Equity issuances in connection with strategic transactions or raising additional capital may cause dilution to our stockholders or restrict our operations *.
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
For example, in January 2021, we completed two underwritten public offerings pursuant to which we issued an aggregate of approximately 7.2 million shares of our common stock for gross proceeds, before deducting underwriting discounts and commissions and offering expenses, of approximately $331.8 million. In March 2021, we entered into the Cowen ATM with Cowen, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal, which we amended in March 2023 to provide for sales of up to $200.0 million going forward. In August and September 2021, we sold 0.2 million shares of common stock through Cowen for gross proceeds of approximately $13.9 million before deducting offering costs. In the fiscal year ended December 31, 2022, we sold 0.7 million shares of common stock under the Cowen ATM for gross proceeds of approximately $23.1 million before deducting offering costs. In the six months ended June 30, 2023, we sold approximately 3.5 million shares of common stock under the Cowen ATM for gross proceeds of approximately $33.5 million before deducting offering costs. From July 1, 2023 through the date of the filing of this Quarterly Report on Form 10-Q, the Company has sold approximately 2.1 million shares of common stock under the Cowen ATM at an average share price of $6.16 per share, and received gross proceeds of approximately $13.0 million before deducting offering costs of $0.3 million. In addition, we issued shares of our common stock in connection with our acquisitions of Lineagen and BioDiscovery. Any future significant sales of our capital stock or strategic transactions in which we use equity as consideration would result in further dilution to our current stockholders. As a result of these issuances, our investors experienced dilution of their ownership interests.
The issuance of shares under awards granted under existing or future employee equity benefit plans may cause immediate and substantial dilution to our existing stockholders.*
In order to provide persons who have a responsibility for our management and/or growth with additional incentive, to increase their proprietary interest in our success, and to support and increase our ability to attract and retain individuals of exceptional talent, we maintain multiple equity incentive plans. The total number of shares of our common stock available for the grant of awards under these plans is 1.2 million, 0.0 million and 0.2 million for our 2018 Equity Incentive Plan, as amended, 2018 Employee Stock Purchase Plan and 2020 Inducement Plan, as amended, respectively, subject to adjustment, including pursuant to automatic “evergreen” increases in certain of our plans. As of June 30, 2023, we had outstanding equity awards underlying those plans accounting for 3.3 million underlying shares. We may also adopt one or more additional employee equity benefit plans in the future. The issuance of shares under an employee equity benefit plan may result in substantial dilution to the interests of other stockholders. For example on February 15, 2023, our board of directors granted our executive officers options to purchase an aggregate of 0.3 million shares of our common stock, and 0.1 million restricted stock units (“RSUs”), which represented approximately 1% of our outstanding shares of common stock based on the 35.3 million shares of common stock outstanding as of August 4, 2023. Accordingly, the issuance of shares under current or future employee equity benefit plans will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.
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
Although we believe that our current assays and our planned future assays represent a promising commercial opportunity, our products or assays may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to further establish a market for our products and diagnostic assays and build that market through physician education, awareness programs and the publication of clinical trial results. Gaining acceptance in medical communities requires, among other things, publications in leading peer-reviewed journals of results from studies using our current products, assays and services and/or our planned future products, assays and services. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have future studies published or studies published in peer-reviewed journals, or the publication of other studies in peer-reviewed journals that contradict our previously published studies, could limit the adoption of our current products, assays and services and our planned future products, assays and services.
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
During the six months ended June 30, 2023 and 2022, approximately 60% and 59%, respectively, of our revenue was generated from customers located outside of the United States. We believe that a substantial percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:
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
Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including as a result of the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (such as through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of Sensitive Data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruption of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.*
In the ordinary course of business, we collect, store, protect, secure, generate, transfer, dispose of, use, transmit, disclose and otherwise process personal data (including protected health information) and other sensitive information, including proprietary and confidential business data, trade secrets, and intellectual property. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations that govern the processing of personal data by us and on our behalf. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specific requirements relating to the privacy, security, and transmission of individually identifiable health information. For more information regarding risks associated with HIPAA, please refer to the section above that discusses risks associated with federal and state healthcare laws.
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
We may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework) , these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
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
Our data privacy and security obligations are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources) and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties on which we rely. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to, loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 16, 2022, President Biden signed the IRA into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the coverage gap under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In addition, on April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed into law, which, among other things, significantly altered the payment methodology under the Medicare Clinical Laboratory Fee Schedule, or CLFS. PAMA requires certain laboratories performing clinical diagnostic laboratory tests to report to CMS the amounts paid by private payors for laboratory tests. Such reporting has been subject to numerous delays. Beginning on January 1, 2018, CMS has begun using reported private payor pricing to periodically revise payment rates under the CLFS. Based on current law, between January 1, 2023 and March 31, 2023, applicable laboratories will be required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2024 to 2026 CLFS rates.
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
Use of third-party open source software components in our products or our future products or technologies, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell such products or technologies.*
Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses may contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with less development effort and time, and ultimately could result in a loss of product sales.
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
Risks related to ownership of our securities
The price of our securities has been and may in the future be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment.*
Our stock price has been and may continue to be volatile. The daily closing market price for our common stock has varied significantly in the last 12 months, ranging between a high price of $36.00 on August 15, 2022 and August 12, 2022 and a low price of $4.85 on August 4, 2023. During this time, the price per share of common stock has ranged from an intra-day low of $4.70 per share to an intra-day high of $43.50 per share.
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
•our cost savings initiative announced in May 2023
•the reverse stock split of the Company’s common stock effected on August 4, 2023; and
•other events or factors, many of which are beyond our control.
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
The reverse stock split we implemented may not achieve the intended results and the market price of our common stock may be materially and negatively impacted.*
At our 2023 Annual Meeting of Stockholders, our stockholders approved a proposal for a series of alternate amendments to our Amended and Restated Certificate of Incorporation, as amended, to effect, at the option of our board of directors, a reverse stock split of our common stock at a ratio between 1-for-5 and 1-for-10, inclusive, as determined by our board of directors in its sole discretion. On August 2, 2023, our board of directors approved a reverse stock split at a ratio of 1-for-10, and on August 4, 2023, we filed a certificate of amendment to effect the reverse split ratio chosen by our board of directors. We cannot assure you that we will achieve any of the intended results of the reverse stock split, including improved marketability and liquidity of our common stock, maintaining compliance with Nasdaq listing standards and encouraging trading in our common stock by long-term investors. Accordingly, the market price and the value of your investment could be materially and negatively impacted.
The effective increase in the number of shares of our common stock available for issuance as a result of the reverse stock split could result in further dilution to our existing stockholders and have antitakeover implications.*
The total number of authorized shares of our common stock will remain the same as before the reverse stock split discussed in the above risk factor. The reverse stock split increased the number of shares of our common stock (or securities convertible or exchangeable for our common stock) available for issuance by decreasing the number of shares of our common stock issued and outstanding. The additional available shares are available for issuance from time to time at the discretion of our board of directors when opportunities arise, without further stockholder action, except as may be required for a particular transaction by law, the rules of any exchange on which our securities may then be listed, or other agreements or restrictions. Any issuance of additional shares of our common stock would increase the number of outstanding shares of our common stock and (unless such issuance was pro-rata among all existing stockholders) the percentage ownership of existing stockholders would be diluted accordingly. In addition, any such issuance of additional shares of our common stock could have the effect of diluting the earnings per share and book value per share of outstanding shares of our common stock.
Additionally, such effective increase in the number of shares of our common stock available for issuance could, under certain circumstances, have anti-takeover implications. For example, without further stockholder approval, our board of directors could adopt a “poison pill” which would, under certain circumstances related to an acquisition of our securities that is not approved by the board of directors, give certain holders the right to acquire additional shares of our common stock at a low price. Our board of directors also could strategically sell shares of common stock in a private transaction to purchasers who would oppose a takeover or favor the current board of directors. Although the reverse stock split was prompted by business and financial considerations, you should be aware the reverse stock split could facilitate future efforts by us to deter or prevent changes in control, including transactions in which you might otherwise receive a premium for your shares over then current market prices.
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
In the past, we have failed to comply with the per share minimum required for continued listing on The Nasdaq Capital Market (“Nasdaq”) pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). On May 30, 2023, we received a letter (the “Notice”) from Nasdaq advising us that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the Minimum Bid Price Requirement. The Notice has no effect on the listing of our common stock at this time, and our common stock continues to trade on Nasdaq under the symbol “BNGO.”
Under Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days following the date of the Notice to regain compliance with the Minimum Bid Price Requirement. If at any time during this 180-day period the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days, we will regain compliance with the Minimum Bid Price Requirement and the matter will be closed.
If we do not regain compliance with the Minimum Bid Price Requirement within the applicable compliance period, our common stock will be subject to delisting. In addition, if we fail to satisfy another Nasdaq requirement for continued listing, Nasdaq staff could provide notice that our common stock may become subject to delisting.
While we implemented a reverse stock split, effective August 4, 2023, to attempt to regain compliance with the Minimum Bid Price Requirement, we cannot assure you that the reverse stock split will allow us to successfully regain compliance with the Minimum Bid Price Requirement, or that such an event leading to notice from Nasdaq staff will not happen and, if it does, that we will be able to regain compliance. Accordingly, there can be no guarantee that we will be able to maintain our Nasdaq listing. If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in our securities at all. Delisting could also cause a loss of confidence of our customers, collaborators, vendors, suppliers and employees, which could harm our business and future prospects.
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
We are a smaller reporting company, and the reduced reporting requirements applicable to smaller reporting companies could make our securities less attractive to investors.*
We currently qualify as a smaller reporting company and a non-accelerated filer, which allows us to take advantage of many exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, but we still expect to incur substantial legal and financial compliance costs. As we have chosen to avail ourselves of certain scaled disclosure requirements applicable to smaller reporting companies, the content of our disclosures may differ from period to period. We may no longer qualify as a smaller reporting company in the future should the market value of our common stock held by non-affiliates as of the end of the second quarter of any given year once again exceed $700.0 million or our revenue as of the end of any fiscal year exceed $100.0 million. There may be further variance in the content of our disclosures as we avail ourselves of certain scaled disclosure requirements if we subsequently no longer qualify as a smaller reporting company because we would be required to provide the full disclosures required of non-smaller reporting companies. We cannot predict if investors will find our securities less attractive because we rely on these exemptions, which could result in a less active trading market for our securities and increased volatility in the price of our securities.
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
In addition, as of the date of this Quarterly Report on Form 10-Q, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of an aggregate of 5,286,720 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. We also intend to file future registration statements on Form S-8 under the Securities Act registering the issuance of additional shares of common stock as the number of shares that may be issued under certain employee equity benefit plans automatically increase due to “evergreen” provisions. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, the lock-up agreements described above and the restrictions of Rule 144 in the case of our affiliates.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides stock repurchase activity during the three months ended June 30, 2023:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 through April 30, 2023	-	-	-	-
May 1, 2023 through May 31, 2023	-	-	-	-
June 1, 2023 through June 30, 2023	1[a]	$100.00	-	-
Total	1	$100.00	-	-
a On April 13, 2023, the Company entered into an agreement with David Barker, the Chair of the Company’s board of directors, pursuant to which the Company agreed to issue and sell one share of the Company’s Series A Preferred Stock, par value $0.0001 per share for a purchase price of $100.00. On June 14, 2023, following the Company’s 2023 Annual Meeting of Stockholders, the one share of Series A Preferred Stock was automatically redeemed by the Company from Dr. Barker for a redemption price of $100.00.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended.
3.2 (1)	Certificate of Elimination of Series A Preferred Stock.
3.3 (2)	Amended and Restated Bylaws.
3.4 (7)	Amendment to Amended and Restated Bylaws.
4.1 (3)	Form of Common Stock Certificate.
4.2 (3)	Form of Warrant to Purchase Series D-1 Preferred Stock issued to Midcap Financial Trust.
4.3 (3)	Form of Warrant to Purchase Common Stock Issued to Underwriters (attached to the Underwriting Agreement).
4.4 (3)	Form of Warrant Certificate (included in Exhibit 4.5).
4.5 (3)	Form of Warrant Agent Agreement by and between the Registrant and American Stock Transfer & Trust Company LLC, as warrant agent.
4.6 (4)	Form of Warrant to Purchase Common Stock for Service Providers.
4.7 (5)	Form of Warrant to Purchase Common Stock issued to Investors in October 2019 Public Offering.
4.8 (6)	Form of Warrant to Purchase Common Stock issued to Investors in April 2020 Public Offering.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

(1)    Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 4, 2023.
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

BIONANO GENOMICS, INC.

Dated: August 9, 2023	By: /s/ R. Erik Holmlin, Ph.D.
R. Erik Holmlin, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2023	By: /s/ Christopher Stewart
Christopher Stewart
Chief Financial Officer (Principal Financial and Accounting Officer)