Form 10-Q
period 2023-09-30
Bionano Genomics, Inc.
filed 2023-11-08
CIK 1411690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of November 6, 2023, the registrant had 38,840,337 shares of Common Stock ($0.0001 par value) outstanding.

BIONANO GENOMICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIONANO GENOMICS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$34,568,000	$5,091,000
Investments	29,014,000	108,095,000
Accounts receivable, net	8,669,000	7,022,000
Inventory	26,429,000	29,761,000
Prepaid expenses and other current assets	5,857,000	7,329,000
Total current assets	104,537,000	157,298,000
Restricted cash	400,000	400,000
Property and equipment, net	21,266,000	18,029,000
Operating lease right-of-use assets	6,170,000	7,222,000
Finance lease right-of-use assets	3,555,000	3,707,000
Intangible assets, net	35,766,000	41,143,000
Goodwill	—	77,289,000
Other long-term assets	10,210,000	2,414,000
Total assets	$181,904,000	$307,502,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	15,369,000	12,534,000
Accrued expenses	11,552,000	10,552,000
Contract liabilities	811,000	871,000
Operating lease liability	2,186,000	2,260,000
Finance lease liability	276,000	285,000
Contingent consideration	10,000,000	9,382,000
Total current liabilities	40,194,000	35,884,000
Operating lease liability, net of current portion	4,085,000	5,504,000
Finance lease liability, net of current portion	3,595,000	3,619,000
Contingent consideration, net of current portion	14,880,000	12,970,000
Long-term contract liabilities	151,000	127,000
Total liabilities	$62,905,000	$58,104,000
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized at September 30, 2023 and December 31, 2022; 35,349,000 and 29,718,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3,000	3,000
Additional paid-in capital	656,406,000	599,234,000
Accumulated deficit	(537,317,000)	(348,715,000)
Accumulated other comprehensive loss	(93,000)	(1,124,000)
Total stockholders’ equity	$118,999,000	$249,398,000
Total liabilities and stockholders’ equity	$181,904,000	$307,502,000
See accompanying notes to the unaudited condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Product revenue	$6,456,000	$5,253,000	$18,512,000	$14,254,000
Service and other revenue	2,862,000	1,968,000	6,883,000	5,333,000
Total revenue	9,318,000	7,221,000	25,395,000	19,587,000
Cost of revenue:
Cost of product revenue	5,105,000	3,708,000	13,714,000	11,257,000
Cost of service and other revenue	1,464,000	1,704,000	4,553,000	4,190,000
Total cost of revenue	6,569,000	5,412,000	18,267,000	15,447,000
Operating expenses:
Research and development	13,785,000	12,742,000	42,331,000	35,036,000
Selling, general and administrative	24,896,000	21,216,000	77,809,000	63,275,000
Goodwill impairment	77,280,000	—	77,280,000	—
Total operating expenses	115,961,000	33,958,000	197,420,000	98,311,000
Loss from operations	(113,212,000)	(32,149,000)	(190,292,000)	(94,171,000)
Other income (expense):
Interest income	730,000	436,000	2,122,000	737,000
Interest expense	(71,000)	(73,000)	(221,000)	(223,000)
Other income (expense)	26,000	5,000	(113,000)	(183,000)
Total other income (expense)	685,000	368,000	1,788,000	331,000
Loss before income taxes	(112,527,000)	(31,781,000)	(188,504,000)	(93,840,000)
Benefit (provision) for income taxes	(39,000)	(28,000)	(98,000)	(79,000)
Net loss	$(112,566,000)	$(31,809,000)	$(188,602,000)	$(93,919,000)
Net loss per share, basic and diluted	$(3.22)	$(1.10)	$(5.85)	$(3.28)
Weighted-average common shares outstanding basic and diluted	35,001,000	28,970,000	32,246,000	28,663,000

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss:	$(112,566,000)	$(31,809,000)	$(188,602,000)	$(93,919,000)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	227,000	236,000	1,014,000	(1,143,000)
Foreign currency translation adjustments	(10,000)	(140,000)	17,000	(140,000)
Other comprehensive income (loss)	$217,000	$96,000	$1,031,000	$(1,283,000)
Total comprehensive loss	$(112,349,000)	$(31,713,000)	$(187,571,000)	$(95,202,000)

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2022	28,960,000	$3,000	$553,773,000	$(216,119,000)	$(539,000)	$337,118,000
Stock option exercises	2,000	—	15,000	—	—	15,000
Stock-based compensation expense	—	—	5,102,000	—	—	5,102,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	7,000	—	—	—	—	—
Net loss	—	—	—	(29,952,000)	—	(29,952,000)
Other comprehensive income (loss)	—	—	—	—	(1,098,000)	(1,098,000)
Balance at March 31, 2022	28,969,000	$3,000	$558,890,000	$(246,071,000)	$(1,637,000)	$311,185,000
Stock option exercises	25,000	—	136,000	—	—	136,000
Stock-based compensation expense	—	—	5,777,000	—	—	5,777,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	(3,000)	—	—	—	—	—
Issue stock for employee stock purchase plan	15,000	—	75,000	—	—	75,000
Net loss	—	—	—	(32,158,000)	—	(32,158,000)
Other comprehensive income (loss)	—	—	—	—	(281,000)	(281,000)
Balance at June 30, 2022	29,006,000	$3,000	$564,878,000	$(278,229,000)	$(1,918,000)	$284,734,000
Stock option exercises	13,000	—	111,000	—	—	$111,000
Stock-based compensation expense	—	—	6,059,000	—	—	$6,059,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	7,000	—	—	—	—	$—
Issue common stock, net of issuance costs	664,000	—	22,550,000	—	—	$22,550,000
Issue stock for employee stock purchase plan	—	—	—	—		$—
Net loss	—	—	—	(31,809,000)	—	$(31,809,000)
Other comprehensive income (loss)	—	—	—	—	96,000	$96,000
Balance at September 30, 2022	29,690,000	3,000	593,598,000	(310,038,000)	(1,822,000)	281,741,000

Balance at January 1, 2023	29,718,000	$3,000	$599,234,000	$(348,715,000)	$(1,124,000)	$249,398,000
Stock option exercises	4,000	—	23,000	—	—	23,000
Stock-based compensation expense	—	—	3,882,000	—	—	3,882,000
Issue common stock, net of issuance costs	950,000	—	14,848,000	—	—	14,848,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	7,000	—	—	—	—	—
Net loss	—	—	—	(37,124,000)	—	(37,124,000)
Other comprehensive income (loss)	—	—	—	—	459,000	459,000
Balance at March 31, 2023	30,679,000	$3,000	$617,987,000	$(385,839,000)	$(665,000)	$231,486,000
Stock option exercises	—	—	1,000	—	—	1,000

Stock-based compensation expense	—	—	3,932,000	—	—	3,932,000
Issue common stock, net of issuance costs	2,552,000	—	17,802,000	—	—	17,802,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	(6,000)	—		—	—	—
Issue stock for employee stock purchase plan	15,000	—	92,000			92,000
Net loss	—	—		(38,912,000)	—	(38,912,000)
Other comprehensive income (loss)	—	—		—	355,000	355,000
Balance at June 30, 2023	33,240,000	$3,000	$639,814,000	$(424,751,000)	$(310,000)	$214,756,000
Stock option exercises	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,992,000	—	—	3,992,000
Issue common stock, net of issuance costs	2,109,000	—	12,661,000	—	—	12,661,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	—	—	(61,000)	—	—	(61,000)
Net loss	—	—	—	(112,566,000)	—	(112,566,000)
Other comprehensive income (loss)	—	—	—		217,000	217,000
Balance at September 30, 2023	35,349,000	$3,000	$656,406,000	$(537,317,000)	$(93,000)	$118,999,000
See accompanying notes to the unaudited condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(188,602,000)	$(93,919,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	10,112,000	6,855,000
Goodwill impairment	77,280,000	—
Amortization of financing lease right-of-use asset	153,000	168,000
Amortization (accretion) of interest on securities	(309,000)	695,000
Non-cash lease expense	38,000	383,000
Net realized loss (gain) on investments	23,000	—
Stock-based compensation	11,806,000	16,938,000
Change in fair value of contingent consideration	2,528,000	237,000
Cost of leased equipment sold to customer	88,000	204,000
Changes in operating assets and liabilities:
Accounts receivable	(1,646,000)	(1,134,000)
Inventory	(3,819,000)	(18,121,000)
Prepaid expenses and other current assets	1,376,000	(3,387,000)
Other assets	(7,798,000)	(52,000)
Accounts payable	2,401,000	(1,233,000)
Accrued expenses and contract liabilities	967,000	2,067,000
Net cash used in operating activities	(95,402,000)	(90,299,000)
Investing Activities:
BioDiscovery acquisition, return of purchase consideration from escrow	—	694,000
Purigen acquisition, return of purchase consideration from escrow	96,000	—
Purchases of property and equipment	(946,000)	(1,055,000)
Purchase of available for sale securities	(4,485,000)	(63,208,000)
Sale and maturity of available for sale securities	84,866,000	135,386,000
Construction in progress	—	(686,000)
Sale of property and equipment	—	26,000
Net cash provided by investing activities	79,531,000	71,157,000
Financing activities:
Principal payments on financing lease liability	(34,000)	(26,000)
Proceeds from sale of common stock	46,411,000	23,128,000
Offering expenses on sale of common stock	(1,161,000)	(578,000)
Proceeds from sale of common stock under employee stock purchase plan	92,000	75,000
Proceeds from warrant and option exercises	23,000	262,000
Net cash provided by financing activities	45,331,000	22,861,000
Effect of exchange rates on cash, cash equivalents and restricted cash	17,000	(124,000)
Net decrease in cash, cash equivalents and restricted cash	29,477,000	3,595,000
Cash, cash equivalents and restricted cash at beginning of period	5,491,000	24,571,000
Cash, cash equivalents and restricted cash at end of period	$34,968,000	$28,166,000
Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts reported on the unaudited condensed consolidated statements of cash flows
Cash and cash equivalents	34,568,000	28,166,000
Restricted cash	400,000	—
Total cash, cash equivalents and restricted cash at end of period	$34,968,000	$28,166,000
Supplemental cash flow disclosures:
Cash paid for interest	$221,000	$222,000

Cash paid for operating lease liabilities	$1,938,000	$1,166,000
Supplemental disclosure of non-cash investing and financing activities:
Transfer of instruments and servers from inventory to property and equipment, net	$7,112,000	$5,500,000
Property and equipment included in accounts payable	$434,000	$857,000
Construction in progress included in accounts payable	$—	$106,000
Operating lease liabilities resulting from obtaining right-of-use assets	$—	$517,000
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
Liquidity and Going Concern
The Company has experienced recurring net losses from operations, negative cash flows from operating activities, and accumulated deficit since its inception and expects to continue to incur net losses into the foreseeable future. As of September 30, 2023, the Company had approximately $34.6 million in cash and cash equivalents and $29.0 million in short term investments.
The Company has an accumulated deficit of $537.3 million as of September 30, 2023. During the nine months ended September 30, 2023, the Company used $95.4 million cash in operations.
Management expects operating losses and negative cash flows to continue for at least the next year as the Company continues to incur costs related to research and commercialization efforts. Management has prepared cash flows forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023, are issued. Management’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management’s plans to raise additional capital to fulfill its operating and capital requirements for at least 12 months include public or private equity or debt financings. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. See Note 5 to our unaudited condensed consolidated financial statements for a discussion of our recent debt financing included elsewhere in this Quarterly Report on Form 10-Q for more information.
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
Significant Accounting Policies
During the three and nine months ended September 30, 2023, there were no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Restructuring
On October 9, 2023, the Company committed to a series of cost saving initiatives including a reduction in force (the “Workforce Reduction”) and, as a result of reducing facility costs and discretionary spending unrelated to headcount and combined with the cost savings from the reduction in force the Company initiated in May 2023, such plan is intended to decrease expenses and maintain a streamlined organization to support its business. In connection with the Workforce Reduction, the Company currently estimates it will incur approximately $0.7 million of severance costs for impacted employees, consisting primarily of cash, which the Company expects to recognize in the fourth quarter of 2023. The Company expects to substantially complete the Workforce Reduction by December 31, 2023. The estimates of costs and expenses that the Company expects to incur in connection with the Workforce Reduction are subject to a number of assumptions and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Workforce Reduction.
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
As of September 30, 2023, we performed a qualitative assessment of goodwill impairment which included an evaluation of changes in industry, market and macroeconomic conditions as well as consideration of our financial performance and any significant trends, including a sustained decline in our stock price. Our qualitative assessment indicated that it is more likely than not that the fair value of the reporting unit is less than its carrying value as of September 30, 2023; therefore, we performed a quantitative impairment analysis. The Company determined the fair value of its reporting unit using a combination of the income and market approaches. The Company placed a 50% weighting on the market and income approach methods. The determination of fair value using a market approach requires management to make significant assumptions related to the determination of an appropriate group of peer companies, and market revenue multiples from within the selected group of peer companies. Under the income approach, the Company uses a discounted cash flow method, or DCF, to estimate the fair value of a reporting unit. In applying the DCF method, an identified level of future cash flow is estimated. The cash flow projections are based on ten-year financial forecasts developed by management that include purchasing volume, collections forecasts, capital spending trends, and cost assumptions to support anticipated growth, which are updated annually and reviewed by management. Annual estimated cash flows and a terminal value are then discounted to their present value at an appropriate discount rate to obtain an indication of fair value. The discount rate utilized reflects estimates of required rates of return for investments that are seen as similar to an investment in the reporting unit. Because DCF analyses are based on management’s long-term financial projections and require significant estimates and judgments, the market approach is conducted in addition to the income approach in estimating the fair value of a reporting unit. Under the market approach, the Company uses both a Guideline Public Company Method and Guideline Transactions Method to estimate the fair value of equity and the business enterprise value of a reporting unit. The Guideline Public Company approach uses financial metrics from similar public traded companies to estimate fair value. The Guideline Transaction Method calculates fair value by analyzing the actual prices paid for recent mergers and acquisitions in the industry. The Company believes that the current methodology used in determining the fair value at its reporting unit represent its best estimates. In addition, the Company compares the aggregate fair value of the reporting unit to its overall market capitalization, including an estimated control premium based upon control premiums observed in comparable market transactions and other factors. As of September 30, 2023, the carrying value of equity of the Company’s reporting unit exceeded its enterprise wide fair value of equity and the Company recognized a goodwill impairment charge, impairing goodwill of $77.3 million on the consolidated statements of operations and comprehensive loss for the quarter ended September 30, 2023. No impairments were recorded for the same period in 2022.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment when the Company determines a triggering event has occurred. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or an asset group may not be recoverable. When a triggering event has occurred, each impairment test is based on a comparison of the future expected undiscounted cash flow to the recorded value of the asset. If the recorded value of the asset is more than the undiscounted cash flow, the asset is written down to its estimated fair value. No impairments were recorded as of September 30, 2023 or for the same period in 2022.
Inventories
The Company reviews its inventories for classification purposes. The value of inventories not expected to be realized in cash, sold or consumed during the next 12 months are classified as non-current within Other long-term assets. As of September 30, 2023, $7.1 million of inventories were included in Other long term assets.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available for sale debt securities. For trade receivables and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. The Company adopted ASU 2016-13 as of January 1, 2023.
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
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	September 30, 2023	September 30, 2022
Stock options	3,527,000	2,459,000
Unvested restricted stock	—	342,000
Warrants	40,000	436,000
RSUs	266,000	16,000
PSUs	29,000	29,000
Total	3,862,000	3,282,000
3. Revenue Recognition
Revenue by Source

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Instruments	$2,338,000	$1,830,000	$6,684,000	$5,873,000
Consumables	2,476,000	1,776,000	7,664,000	4,762,000
Software	1,642,000	1,647,000	4,164,000	3,619,000
Total product revenue	6,456,000	5,253,000	18,512,000	14,254,000
Service and other	2,862,000	1,968,000	6,883,000	5,333,000
Total revenue	$9,318,000	$7,221,000	$25,395,000	$19,587,000
The Company has revised the classification of its revenue between the categories in the table above for the September 30, 2022 statement of operations. In the September 30, 2022 statement of operations, “software” was included in “service and other.”
Revenue by Geographic Location

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	$	%	$	%	$	%	$	%
Americas	$5,346,000	57%	$3,679,000	51%	$13,103,000	52%	$9,618,000	49%
EMEA	2,686,000	29%	1,969,000	27%	8,426,000	33%	6,317,000	32%
Asia Pacific	1,286,000	14%	1,573,000	22%	3,866,000	15%	3,652,000	19%
Total	$9,318,000	100%	$7,221,000	100%	$25,395,000	100%	$19,587,000	100%
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
For the three months ended September 30, 2023 and 2022, the United States represented 51.2% and 41.8% of total revenue, respectively. For the nine months ended September 30, 2023 and 2022, the United States represented 44.2% and 41.3% of total revenue, respectively. For the nine months ended September 30, 2023, China represented 10.3% of total revenue. For the three and nine months ended September 30, 2022, China represented 13.4% and 13.1% of total revenue, respectively. No other countries represented greater than 10% of revenue during the three and nine months ended September 30, 2023 and 2022.
Remaining Performance Obligations
As of September 30, 2023, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $1.0 million. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations. The Company expects to recognize approximately 37.7% of this amount as revenue during the remainder of 2023, 50.7% in 2024, and 11.6% in 2025 and thereafter. Warranty revenue is included in service and other revenue.
The Company recognized revenue of approximately $0.2 million and $0.1 million during the three months ended September 30, 2023 and 2022, respectively, which was included in the contract liability balance at the end of the previous year, and revenue of approximately $1.3 million and $0.6 million during the nine months ended September 30, 2023 and 2022, respectively, which was included in the contract liability balance at the end of the previous year.

4. Balance Sheet Account Details
Accounts Receivable and Allowance for Credit Losses

	September 30, 2023	December 31, 2022	December 31, 2021
Accounts receivable, net:
Accounts receivable, trade	$9,023,000	$7,315,000	$5,624,000
Allowance for credit losses	(354,000)	(293,000)	(690,000)
	$8,669,000	$7,022,000	$4,934,000
Changes to the allowance for credit losses during the nine months ended September 30, 2023 were as follows:

Allowance for Credit Losses
Balance as of January 1, 2023	$(293,000)
Provision for expected credit loss	(98,000)
Write-offs	37,000
Balance as of September 30, 2023	$(354,000)
The Company’s adoption of ASU No. 2016-13, Financial Instruments - Credit Losses, included an assessment of our aged trade receivables balances and their underlying credit risk characteristics. Our evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.

Inventory
The components of inventories are as follows:

	September 30, 2023	December 31, 2022
Inventory:
Raw materials	$7,590,000	$5,319,000
Work in process	10,541,000	7,055,000
Finished goods	15,383,000	17,387,000
	$33,514,000	$29,761,000
Inventories current	$26,429,000	$29,761,000
Inventories non-current (included in other long-term assets)	$7,085,000	$—
Intangible Assets
Intangible assets that are subject to amortization consisted of the following for the periods presented:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$2,630,000	$(947,000)	$1,683,000	$2,630,000	$(552,000)	$2,078,000
Customer relationships	4,150,000	(1,794,000)	2,356,000	4,150,000	(1,172,000)	2,978,000
Developed technology	41,600,000	(9,975,000)	31,625,000	41,600,000	(5,615,000)	35,985,000
Intangibles, net	$48,380,000	$(12,716,000)	$35,664,000	$48,380,000	$(7,339,000)	$41,041,000
Intangible assets not subject to amortization totaled $0.1 million at September 30, 2023 and December 31, 2022, and related to the Company’s domain name.
Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2023	December 31, 2022
Compensation expenses	$8,509,000	$7,002,000
Customer deposits	17,000	17,000
Taxes payable	724,000	825,000
Insurance	834,000	613,000
Professional fees and royalties	308,000	210,000
Warranty liabilities	572,000	489,000
Accrued clinical study fees	71,000	250,000
Other	517,000	1,146,000
Total	$11,552,000	$10,552,000

5. Convertible Notes and Warrants
On October 11, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with High Trail Special Situations LLC (the “Purchaser”) pursuant to which the Company agreed to issue and sell, for an aggregate $80.0 million in gross proceeds:
(i) in a registered offering by the Company directly to the Purchaser (the “Offering”)
(a) $45.0 million aggregate principal amount of senior secured convertible notes due 2025 (the “Registered Notes”) initially convertible by the Purchaser at a price of $2.86 into 15.7 million shares of the Company’s common stock and
(b) warrants to purchase up to 21.7 million shares of the Company’s common stock at a price of $3.19 per share (the “Registered Warrants”), and
(ii) in a concurrent private placement (the “Private Placement”), $35.0 million aggregate principal amount of senior secured convertible notes due 2025 initially convertible at a price of $2.86 into 12.2 million shares of the Company’s common stock (the “Private Placement Notes” and together with the Registered Notes, the “Notes”).
The Company also granted the Purchaser an option to purchase up to an additional $25.0 million aggregate principal amount of Private Placement Notes initially convertible at a price of $2.86 into 8.7 million shares of the Company’s common stock (the “Subsequently Purchased Notes”) and warrants (the “Private Placement Warrants” and together with the Registered Warrants, the “Warrants”) to purchase up to 6.8 million shares of the Company’s common stock in a subsequent private placement on the same terms as the Notes and the Registered Warrants (any such subsequent private placement, a “Subsequent Private Placement”). The $35.0 million proceeds of the Private Placement Notes was deposited into a restricted account subject to an account control agreement that only permits funds to be released once per calendar month upon the satisfaction of certain funding conditions specified in the Notes. The Notes are secured by a first-priority lien, subject only to certain permitted liens, on substantially all of the Company’s and subsidiaries’ (other than certain foreign subsidiaries) tangible and intangible assets, whether now owned or hereafter acquired (other than certain excluded property). The Offering and Private Placement closed on October 13, 2023. The Company’s net proceeds from the sale of the Notes and the Registered Warrants were approximately $75.6 million, after deducting the estimated Offering and Private Placement expenses and placement agent fees.
Placement Agent Agreement
The Company retained Cowen and Company, LLC and Stifel, Nicolaus & Company, Incorporated to act as co-lead placement agents and BTIG, LLC as placement agent (together, the “Placement Agents”) for the sale of the Notes and the Warrants, and entered into a placement agent agreement, dated October 11, 2023. The Company agreed to pay the Placement Agents a cash fee equal to $2.7 million at the closing of the Offering and a cash fee equal to 6.0% of the gross proceeds from the sale of any Subsequent Private Placement. The Placement Agent Agreement contains customary representations, warranties and agreements by the Company and indemnification obligations.
Senior Secured Convertible Notes
The Notes were sold at 100% of their principal amount and will be repaid at 115% of the principal amount (the “Repayment Price”). The Notes do not bear regular interest and mature on September 1, 2025 (the “Maturity Date”), unless earlier repurchased, redeemed or converted. The holders will have the option to partially redeem a portion of the Notes on the first day of each month beginning on November 1, 2023, at the Repayment Price. The Company has the right to redeem all of the then outstanding principal amount of the Notes under certain circumstances, and the holders of the Notes may require the Company to redeem the Notes upon a fundamental change (as defined in the Notes) in each case for a redemption price set forth in the Notes. The Notes subject the Company to various affirmative and negative covenants, events of default and other restrictions.
On the earlier to occur of (i) the date that no principal amount remains outstanding or (ii) the Maturity Date, the Company will be required to pay a retirement fee to the holders of the Notes equal to the product of (x) with respect to the Registered Notes, (a) 2.8 million multiplied by (b) a fraction, whose numerator is an amount equal to $45.0 million less the aggregate principal amount of such Registered Notes converted into shares of the Company’s common stock, and whose denominator is $45.0 million; (y) with respect to the Private Placement Notes, (a) $2.2 million multiplied by (b) a fraction, whose numerator is an amount equal to $35.0 million less the aggregate principal amount of such Private Placement Notes converted into shares of the Company’s common stock, and whose denominator is $35.0 million; and (z) with respect to any Subsequently Purchased Notes, an amount equal to 6.25% of the initial principal amount of such Subsequently Purchased Notes multiplied by (b) a fraction, whose numerator is an amount equal to the initial principal amount of such Subsequently Purchased Notes less the aggregate principal amount of such Subsequently Purchased Notes converted into shares of the Company’s common stock, and whose denominator is an amount equal to the initial principal amount of such Subsequently Purchased Notes.
Warrants
Each Warrant is immediately exercisable upon issuance for one share of the Company’s common stock with an exercise price of $3.19 per share. The Warrants expire on the fifth anniversary of the date of issuance and provide for earlier redemption at the request of the holder in the event of a Change of Control, as defined. The exercise price and number of Warrants is subject to adjustment in the event of subdivision or combination of the Company’s common stock, and the exercise price is subject to reduction at any time if deemed appropriate by the Company’s Board of Directors. The holders of the Warrants have certain participatory rights upon any distributions of assets, including cash, stock or other property to the Company’s stockholders, per their terms. The holders of the Warrants have certain purchase rights if at any time the Company grants, issues or sells any options, convertible securities or rights to purchase stock, warrants, securities or other property pro rata to the holders of common stock, per their terms. The Warrants include provision for cashless exercise, at the holder’s election, if at the time of exercise there is no effective registration statement registering, or a prospectus is not available for the issuance of, the common stock to the holder. The Holder’s ability to exercise the Warrants is limited if after such exercise the holder and its affiliates and attribution parties beneficially own an aggregate of 4.99% of the Company’s common stock, which percentage may be changed at the holders’ election to a higher or lower percentage not in excess of 9.99% upon 61 days’ notice subject to the terms of the Warrants.

6. Stockholders’ Equity and Stock-Based Compensation
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
Cowen At-the-Market Facility
On March 23, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) which provides for the sale, in the Company’s sole discretion, of shares of common stock having an aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal, which was amended on March 9, 2023 to decrease the maximum aggregate offering price to $200.0 million for sales made on and after the date of the amendment (the “Cowen ATM”). The Company agreed to pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. In August 2022, the Company sold approximately 0.7 million shares of common stock under the Cowen ATM at an average share price of $34.59 per share, and received gross proceeds of approximately $23.1 million before deducting offering costs of $0.6 million. During the nine months ended September 30, 2023, the Company sold approximately 5.6 million shares of common stock under the Cowen ATM at an average share price of $8.28 per share, and received gross proceeds of approximately $46.5 million before deducting offering costs of $1.2 million.
Stock Warrants
A summary of the Company’s warrant activity during the nine months ended September 30, 2023 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	436,000	$59.60	0.76	$273,000
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(396,000)	—	—	—
Outstanding at September 30, 2023	40,000	$653.98	1.25	$—
Stock Options
A summary of the Company’s stock option activity during the nine months ended September 30, 2023 was as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	2,402,000	$32.80	8.50	$2,068,000
Granted	1,427,000	12.23	—
Exercised	(4,000)	5.49	—	25,000
Canceled	(298,000)	28.85	—
Outstanding at September 30, 2023	3,527,000	$24.86	8.52	$6,000
Vested and exercisable at September 30, 2023	1,308,000	$31.94	7.75	$—
For the three months ended September 30, 2023, the weighted-average grant date fair value of stock options granted was $2.32 per share. For the nine months ended September 30, 2023, the weighted-average grant date fair value of stock options granted was $8.24 per share.

Stock-Based Compensation
The Company recognized stock-based compensation expense for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of product revenue	$139,000	$—	$395,000	$—
Cost of service and other revenue	48,000	—	136,000	$—
Research and development	1,249,000	3,606,000	3,907,000	$10,401,000
General and administrative	2,556,000	2,453,000	7,368,000	6,537,000
Total stock-based compensation expense	$3,992,000	$6,059,000	$11,806,000	$16,938,000
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants during the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.3%	3.1%	4.0%	2.2%
Expected volatility	78.9%	71.0%	75.2%	70.3%
Expected term (in years)	6.1	6.1	5.9	6.0
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
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
Restricted Stock Units and Performance Stock Units
The following table summarizes RSU activity during the nine months ended September 30, 2023:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2023	10,000	$47.40
Granted	287,000	14.40
Released	(10,000)	47.40
Forfeited	(21,000)	16.30
Outstanding at September 30, 2023	266,000	$16.30
The total intrinsic value of the RSUs that vested during the nine months ended September 30, 2023 was $0.5 million, determined as of the date of vesting. The weighted average remaining contractual term for the RSUs is 3.2 years as of September 30, 2023.

The following table summarizes PSU activity during the nine months ended September 30, 2023:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2023	29,000	$47.4
Granted	—	—
Released	—	—
Forfeited	—	—
Outstanding at September 30, 2023	29,000	$47.4
The weighted average remaining contractual term for the PSUs is 0.3 years as of September 30, 2023.
Executive Option Grants and RSUs
On February 15, 2023, the compensation committee of the Company’s board of directors granted various executive officers stock options to purchase an aggregate of 0.3 million shares of common stock at an exercise price of $16.30 per share, and RSUs amounting to 0.1 million shares of common stock at a grant date fair value of $16.30 per share, in each case with an effective grant date and vesting commencement date of February 15, 2023 (the “Grant Date”). These stock option grants and RSUs were issued from the 2018 Equity Incentive Plan. The shares subject to the option shall vest monthly over 48 months beginning on the one-month anniversary of the Grant Date, such that the option shall be fully vested and exercisable on the four-year anniversary of the Grant Date. The RSUs shall vest annually over four years beginning one year after the Grant Date, and the balance of the shares vest in a series of three successive equal annual installments measured from the first anniversary of the Grant Date, such that the RSU shall be fully vested on the four-year anniversary of the Grant Date.
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

7. Commitments and Contingencies
The Company has entered into various operating lease agreements and a finance lease agreement, primarily relating to our office, laboratory, and manufacturing space. See Note 11 – Commitments and Contingencies, subsection titled “Leases”, in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2022 for information regarding the Company’s lease agreements.
The future minimum payments under non-cancellable operating and finance leases as of September 30, 2023, are as follows:

	Operating Leases	Finance Lease
Remainder of 2023	$648,000	$81,000
2024	2,684,000	330,000
2025	2,788,000	338,000
2026	729,000	347,000
2027	255,000	356,000
Thereafter	—	5,594,000
Total future lease payments	7,104,000	7,046,000
Less: imputed interest	(833,000)	(3,175,000)
Total lease liabilities	$6,271,000	$3,871,000
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
The Company recognized approximately $1.8 million of acquisition-related transaction costs for the acquisitions of Purigen, including financial advisor fees, legal expenses and accounting fees for the year ended December 31, 2022. These costs were included in the consolidated statement of operations in selling, general and administrative expense.
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

	Three Months Ended September 30	Nine Months Ended September 30,
	2022	2022
Revenue	$7,667,000	$21,119,000
Net loss	(33,584,000)	(100,101,000)
Basic and diluted net loss per share	$(1.16)	$(3.49)
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Commercial paper	$3,488,000	$—	$3,488,000	$—
Corporate notes/bonds	23,533,000		23,533,000	—
Securities of government sponsored entities	1,993,000	—	1,993,000	—
Total investments:	$29,014,000	$—	$29,014,000	$—
Money market funds	$31,151,000	$31,151,000	$—	$—
Liabilities:
Contingent consideration	$24,880,000	$—	$—	$24,880,000

	December 31, 2022
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Commercial paper	$20,020,000	$—	$20,020,000	$—
Corporate notes/bonds	86,094,000	—	86,094,000	—
Securities of government sponsored entities	1,981,000		1,981,000
Total investments:	$108,095,000	$—	$108,095,000	$—
Money market funds	$1,868,000	$1,868,000	$—	$—
Liabilities:
Contingent consideration	$22,352,000	$—	$—	$22,352,000
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
The fair value of the BioDiscovery contingent consideration liability is reassessed on a quarterly basis using a probability weighted model. Assumptions used to estimate the acquisition date fair value of the contingent consideration related to the acquisition of BioDiscovery include the probability of achieving, or changes in timing, of certain milestones, and a discount rate. On October 2, 2023, the $10.0 million milestone consideration was paid in full which approximated the fair value recorded as of September 30, 2023.
Contingent consideration liabilities related to the Purigen milestones are related to the achievement of two independent milestones with aggregate possible milestone payments totaling $32.0 million.

The fair value of the Purigen milestones are reassessed on a quarterly basis using a probability weighted model and a Monte Carlo Simulation. Assumptions used to estimate the acquisition date fair value of the milestones using a probability weighted model include the probability of achieving, or changes in timing, of independent milestones, and a discount rate of 14%. The Company determined the fair value of this milestone consideration using a scenario-based technique, as the trigger for payment is event driven. The Company determined the likelihood of each independent milestone and used probability factors ranging from 20% to 80% which were applied to the individual payments. A Monte Carlo Simulation was performed to determine the likelihood that the milestone will be achieved and was applied to the milestone consideration payment. The change in fair value of the contingent consideration during the nine months ended September 30, 2023 was $2.5 million.
Changes in estimated fair value of contingent consideration liability in the nine months ended September 30, 2023 is as follows:

Contingent Consideration Liability (Level 3 Measurement)
Balance as of January 1, 2023	$22,352,000
Liability recorded as a result of current period acquisition	—
Change in estimated fair value, recorded in selling, general and administrative expenses	2,528,000
Cash payments	—
Balance as of September 30, 2023	$24,880,000

Changes in estimated fair value of contingent consideration liability in the nine months ended September 30, 2022 is as follows:

Contingent Consideration Liability (Level 3 Measurement)
Balance as of January 1, 2022	$9,066,000
Liability recorded as a result of current period acquisition	—
Change in estimated fair value, recorded in selling, general and administrative expenses	237,000
Cash payments	—
Balance as of September 30, 2022	$9,303,000

Available for Sale Investments
The Company invests its excess cash in U.S. Treasury and agency securities, corporate debt securities, and commercial paper, which are classified as available-for-sale investments. These investments are carried at fair value and are included in the tables below. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. At each reporting date, the Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company evaluates, among others, whether the Company has the intention to sell any of these investments and whether it is not more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Based on this evaluation, as of September 30, 2023 and December 31, 2022, the Company determined that unrealized losses of the below securities were primarily attributable to changes in interest rates and non-credit related factors. As such, no allowances for credit losses were recorded during these periods.
As of September 30, 2023 and December 31, 2022, the Company held 6 and 16 securities, respectively, which have been in an unrealized loss position for a period of less than 12 months. As of September 30, 2023 and December 31, 2022, the Company held 6 and 24 securities, respectively, which have been in an unrealized loss position for a period of greater than 12 months.
Realized gains and losses are calculated using the specific identification method and recorded in other income (expense) in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.

Interest receivable as of September 30, 2023 and December 31, 2022 was $0.3 million and $0.5 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
As of September 30, 2023, the following table summarizes the amortized cost and the unrealized gains/losses of the available for sale securities:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$3,490,000	$—	$(2,000)	$3,488,000
Corporate notes/bonds	Less than 1	23,598,000	—	(65,000)	23,533,000
Securities of government sponsored entities	Less than 1	1,999,000	—	(6,000)	1,993,000
Total maturity less than 1 year		$29,087,000	$—	$(73,000)	$29,014,000
Corporate notes/bonds	1 to 5	—	—	—	—
Total		$29,087,000	$—	$(73,000)	$29,014,000
As of December 31, 2022, the following table summarizes the amortized cost and the unrealized gains/losses of the available for sale securities:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$20,093,000	$—	$(73,000)	$20,020,000
Corporate notes/bonds	Less than 1	72,823,000	1,000	(911,000)	71,913,000
Securities of government sponsored entities	Less than 1	1,998,000	—	(16,000)	1,982,000
Total maturity less than 1 year		$94,914,000	$1,000	$(1,000,000)	$93,915,000
Corporate notes/bonds	1 to 5	14,268,000	—	(88,000)	14,180,000
Total		$109,182,000	$1,000	$(1,088,000)	$108,095,000
As of September 30, 2023, the following table summarizes available-for-sale securities in an unrealized loss position with no credit losses reported:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$3,488,000	$(2,000)	$—	$—	$3,488,000	$(2,000)
Corporate Notes/Bonds	5,315,000	(17,000)	18,218,000	(48,000)	23,533,000	(65,000)
Securities of Government Sponsored Entities	—	—	1,993,000	(6,000)	1,993,000	(6,000)
Total	$8,803,000	$(19,000)	$20,211,000	$(54,000)	$29,014,000	$(73,000)
As of December 31, 2022, the following table summarizes available-for-sale securities in an unrealized loss position with no credit losses reported:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$20,020,000	$(73,000)	$—	$—	$20,020,000	$(73,000)
Corporate Notes/Bonds	9,661,000	(27,000)	74,452,000	(972,000)	84,113,000	(999,000)
Securities of Government Sponsored Entities	1,981,000	(16,000)	—	—	1,981,000	(16,000)
Total	$31,662,000	$(116,000)	$74,452,000	$(972,000)	$106,114,000	$(1,088,000)

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
Forward-Looking Statements
The information in this Quarterly Report on Form 10-Q contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to any statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expected savings including from restructuring initiatives, projected cash runway, prospects and plans, expected growth in sales of instruments and consumables, installed bases and provision of clinical services, and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth- under Part II, Item 1A. Risk Factors in this Quarterly Report and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.
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
•Grew our installed base to 301 as of September 30, 2023, an increase of approximately 39% from a total installed base of 217 as of September 30, 2022. Installed base represents the global number of Saphyr® instruments installed at end-customer locations and therefore having the technology to process OGM.
•Sold 6,176 flowcells in the three-month period ended September 30, 2023, an increase of approximately 55% from 3,975 flowcells sold in the same quarter of 2022. Sold 18,464 flowcells in the nine-month period ended September 30, 2023, an increase of approximately 74% from 10,594 flowcells sold in the same nine-month period of 2022.The Saphyr® cartridge is the consumable that packages nanochannel arrays for DNA linearization. In its current form, the Saphyr® cartridge has two configurations - one with two flowcells per cartridge and the other with three flowcells per cartridge. Flowcells sold refers to the units of genome mapping consumables used for analyzing one genome, purchased by customers to process optical genome mapping.
Macroeconomic and Geopolitical Developments
We are subject to additional risks and uncertainties as a result of adverse geopolitical and macroeconomic developments, such as recent and potential future bank failures, the ongoing conflict between Ukraine and Russia and related sanctions, the Israel-

Hamas war, any effects of global pandemics and uncertain market conditions, including inflation and supply chain disruptions, which could continue to have a material impact on our business and financial results.
We closely monitor and comply with various applicable guidelines and legal requirements in the jurisdictions in which we operate.
In the past, we have experienced supply chain challenges, attributable to such adverse geopolitical and macroeconomic developments including increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. During the three and nine months ended September 30, 2023, we did not experience material increases in our supply chain costs, but we may experience such increases in future fiscal periods. We expect our costs to remain high for the foreseeable future. As global economic conditions recover, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. For instance, product demand may be reduced due to an economic recession, a decrease in corporate capital expenditures, prolonged unemployment, rising inflation rates, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic developments, or any similar negative economic condition. These negative effects could have a material impact on our operations, business, earnings, and liquidity.
Convertible Notes and Warrants
On October 11, 2023, we entered into a securities purchase agreement (the “Purchase Agreement”) with High Trail Special Situations LLC (the “Purchaser”) pursuant to which we agreed to issue and sell, for an aggregate $80.0 million in gross proceeds:
(i) in a registered offering directly to the Purchaser (the “Offering”)
(a) $45.0 million aggregate principal amount of senior secured convertible notes due 2025 (the “Registered Notes”) initially convertible by the Purchaser at a price of $2.86 into 15.7 million shares of our common stock and
(b) warrants to purchase up to 21.7 million shares of our common stock at a price of $3.19 per share (the “Registered Warrants”), and
(ii) in a concurrent private placement (the “Private Placement”), $35.0 million aggregate principal amount of senior secured convertible notes due 2025 initially convertible at a price of $2.86 into 12.2 million shares of our common stock (the “Private Placement Notes” and together with the Registered Notes, the “Notes”).
The Offering and Private Placement closed on October 13, 2023. Our net proceeds from the sale of the Notes and the Registered Warrants were approximately $75.6 million, after deducting the estimated Offering and Private Placement expenses and placement agent fees. $35.0 million of the proceeds of the Private Placement Notes was deposited into a restricted account subject to an account control agreement that only permits funds to be released once per calendar month upon the satisfaction of certain funding conditions specified in the Notes. See Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information on the Notes and Warrants and “Liquidity and Capital Resources” below.
Restructuring
On October 9, 2023, we committed to a corporate reorganization plan, including a reduction in force. Along with other planned cost-saving measures, including reducing facility costs and discretionary spending unrelated to headcount, and combined with the cost savings from the reduction in force we initiated in May 2023, such plan is intended to decrease expenses and maintain a streamlined organization to support our business. See “Liquidity and Capital Resources” below.

Financial Overview
Revenue
We generate product revenue from sales of our systems and consumables, which includes our instruments, and our VIA™ software. At the end of July 2023 we began installations of VIA software as a replacement to NxClinical software. Like NxClinical, VIA has a simple integrated workflow for visualization, interpretation and reporting of NGS and microarray data. VIA additionally incorporates OGM data to that workflow creating a standard software tool for use across molecular pathology and cytogenomics applications. We currently sell our systems for research use only applications and our customers are primarily laboratories associated with academic and governmental research institutions, academic and commercial clinical laboratories, as well as pharmaceutical, biotechnology and contract research companies. In addition, we provide instruments to certain customers under our reagent rental program, under which we provide an instrument to customers at no cost and the customers agree to purchase minimum quantities of consumables. Consumable revenue consists of sales of reagents and chips necessary to process a sample. Sales of our VIA™ software, which provides customers with solutions for analysis, interpretation and reporting of genomics data, are made on a subscription basis. We generate service revenue from the sale of diagnostic testing services for those with autism spectrum disorder and other neurodevelopmental disabilities through Bionano Laboratories, as well as services performed related to customer sample evaluations using the Saphyr® system. Other revenue consists of warranty and other service-based revenue, including support, repair and maintenance services.
The following table presents our revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenue	$6,456,000	$5,253,000	$18,512,000	$14,254,000
Service and other revenue	2,862,000	1,968,000	6,883,000	5,333,000
Total	$9,318,000	$7,221,000	$25,395,000	$19,587,000

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	$	%	$	%	$	%	$	%
Americas	$5,346,000	57%	$3,679,000	51%	$13,103,000	52%	$9,618,000	49%
EMEA	2,686,000	29%	1,969,000	27%	8,426,000	33%	6,317,000	32%
Asia Pacific	1,286,000	14%	1,573,000	22%	3,866,000	15%	3,652,000	19%
Total	$9,318,000	100%	$7,221,000	100%	$25,395,000	100%	$19,587,000	100%
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
Results of Operations
We have incurred losses in each year since our inception. Our net loss was $112.6 million and $188.6 million for the three and nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $537.3 million.
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
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table sets forth our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Period-to-Period Change
	2023	2022	$	%
Revenues:
Product revenue	$6,456,000	$5,253,000	$1,203,000	23%
Service and other revenue	2,862,000	1,968,000	894,000	45%
Total revenue	9,318,000	7,221,000	2,097,000	29%
Cost of revenue:
Cost of product revenue	5,105,000	3,708,000	1,397,000	38%
Cost of service and other revenue	1,464,000	1,704,000	(240,000)	(14)%
Total cost of revenue	6,569,000	5,412,000	1,157,000	21%
Operating expenses:
Research and development	13,785,000	12,742,000	1,043,000	8%
Selling, general and administrative	24,896,000	21,216,000	3,680,000	17%
Goodwill impairment	$77,280,000	—	77,280,000	100%
Total operating expenses	115,961,000	33,958,000	82,003,000	241%
Loss from operations	(113,212,000)	(32,149,000)	(81,063,000)	252%
Other income (expenses):
Interest income	730,000	436,000	294,000	67%
Interest expense	(71,000)	(73,000)	2,000	(3)%
Other income (expenses)	26,000	5,000	21,000	420%
Total other income (expenses)	685,000	368,000	317,000	86%
Loss before income taxes	(112,527,000)	(31,781,000)	(80,746,000)	254%
Provision for income taxes	(39,000)	(28,000)	(11,000)	39%
Net loss	$(112,566,000)	$(31,809,000)	$(80,757,000)	254%
Revenue

We have revised the classification of our revenue between the categories in the table above for the September 30, 2022 statement of operations to present software revenue within “product revenue”. In our September 30, 2022 statement of operations, “software” was included in “service and other revenue.”
Product revenue increased by $1.2 million, or 23%, to $6.5 million for the three months ended September 30, 2023 compared to $5.3 million for the same period in 2022. The increase in product revenue was driven by increased demand for our OGM solutions, including an increase in instrument installed base (39%) when compared to the same period last year. We believe increased demand for our OGM systems was primarily driven by increased market awareness and additional published data demonstrating the utility of OGM. We expect revenue to increase as market awareness and published data of OGM utility increases, along with continued efficiencies gained in the OGM workflow through research and development, and the acquisitions of BioDiscovery and Purigen.
Service and other revenue increased by $0.9 million, or 45%, to $2.9 million for the three months ended September 30, 2023 compared to $2.0 million for the same period in 2022. The increase in service and other revenue was driven by reimbursements and shifts in test mix in our clinical Bionano Laboratories business.
Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2023	2022	2023 to 2022	2023 to 2022
Gross profit (loss):
Product	$1,351,000	$1,545,000	$(194,000)	(13)%
Service and other	1,398,000	264,000	1,134,000	430%
Total gross profit	$2,749,000	$1,809,000	$940,000	52%

Gross margin:
Product	21%	29%
Service and other	49%	13%
Total gross margin	30%	25%
Cost of product revenue increased by $1.4 million, or 38%, to $5.1 million for the three months ended September 30, 2023, compared to $3.7 million for the three months ended September 30, 2022. The increase in cost of product revenue was due to higher sales of instruments and consumables. We anticipate similar increases in future periods as sales of our instruments and consumables are expected to grow.
Cost of service and other revenue decreased $0.2 million, or (14)%, to $1.5 million for the three months ended September 30, 2023, compared to $1.7 million for the three months ended September 30, 2022. The decrease in cost of service and other revenue is primarily due to decreased costs to support the clinical service offerings from Bionano Laboratories.
Product gross profit decreased $0.2 million, or (13)%, to $1.4 million for the three months ended September 30, 2023, compared to $1.5 million for the three months ended September 30, 2022. The decrease in gross profit was primarily due to product mix changes.
Service and other gross profit increased by $1.1 million, or 430%, to $1.4 million for the three months ended September 30, 2023, compared to $0.3 million for the three months ended September 30, 2022, driven by reimbursement and shifts in test mix in our clinical Bionano Laboratories business.
Research and Development Expenses
Research and development (“R&D”) expenses increased by $1.0 million, or 8%, to $13.8 million for the three months ended September 30, 2023 compared to $12.7 million for the same period in 2022. The increase is primarily due to an increase of $2.3 million of headcount-related compensation costs (excluding stock-based compensation) and $1.2 million in product development costs. Stock-based compensation expense decreased by $2.4 million due to the vesting of stock issued as consideration in the BioDiscovery acquisition, which primarily rolled up into R&D expense and vested in full in 2022. We anticipate that R&D expenses will decrease for the remainder of 2023 as a result of our cost savings initiatives announced May 9, 2023 and October 9, 2023.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased by $3.7 million, or 17%, to $24.9 million for the three months ended September 30, 2023 compared to $21.2 million for the same period in 2022. The increase is primarily due to a $1.2 million increase in compensation expenses, of which $0.1 million relates to stock-based compensation, a $0.2 million increase in amortization of intangibles related to the acquisition of Purigen, a $2.4 million increase in professional services, a $0.4 million increase in marketing expenses, and a $0.2 million increase in the estimated fair value of the contingent consideration liabilities primarily related to the acquisition of Purigen, which rolls into SG&A expense. The increase in compensation expense is driven primarily by increased headcount. This was due to growth in our global sales, service, and back-office teams to facilitate the expanding customer base, as well as headcount additions attributed to the acquisition of Purigen. These increases are being offset by a decrease of $0.8 million, of which $0.4 million relates to facilities costs, $0.3 million of IT & software related costs, and $0.1 million of travel related costs. We anticipate that our SG&A expenses will decrease for the remainder of 2023 as a result of our cost savings initiatives announced May 9, 2023 and October 9, 2023.
Goodwill impairment
Goodwill impairment increased for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The carrying value of the net assets of the Company’s reporting unit exceeded its enterprise wide fair value and the Company recognized a goodwill impairment charge of $77.3 million on the consolidated statements of operations and comprehensive loss for the quarter ended September 30, 2023.
Interest Income
Interest income was $0.7 million for the three months ended September 30, 2023, as compared to $0.4 million for the same period in 2022 resulting from positive returns on investments due to higher interest rates in 2023. Our total available for sale securities balance was $29.0 million as of September 30, 2023.
Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table sets forth our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Period-to-Period Change
	2023	2022	$	%
Revenues:
Product revenue	$18,512,000	$14,254,000	$4,258,000	30%
Service and other revenue	6,883,000	5,333,000	1,550,000	29%
Total revenue	25,395,000	19,587,000	5,808,000	30%
Cost of revenue:
Cost of product revenue	13,714,000	11,257,000	2,457,000	22%
Cost of service and other revenue	4,553,000	4,190,000	363,000	9%
Total cost of revenue	18,267,000	15,447,000	2,820,000	18%
Operating expenses:
Research and development	42,331,000	35,036,000	7,295,000	21%
Selling, general and administrative	77,809,000	63,275,000	14,534,000	23%
Goodwill impairment	77,280,000	—	77,280,000	100%
Total operating expenses	197,420,000	98,311,000	99,109,000	101%
Loss from operations	(190,292,000)	(94,171,000)	(96,121,000)	102%
Other income (expenses):
Interest income	2,122,000	737,000	1,385,000	188%
Interest expense	(221,000)	(223,000)	2,000	(1)%
Other income (expenses)	(113,000)	(183,000)	70,000	(38)%
Total other income (expenses)	1,788,000	331,000	1,457,000	440%
Loss before income taxes	(188,504,000)	(93,840,000)	(94,664,000)	101%
Provision for income taxes	(98,000)	(79,000)	(19,000)	24%
Net loss	$(188,602,000)	$(93,919,000)	$(94,683,000)	101%
Revenue

We have revised the classification of our revenue between the categories in the table above for the September 30, 2022 statement of operations to present software revenue within “product revenue”. In our September 30, 2022 statement of operations, “software” was included in “service and other revenue.”
Product revenue increased by $4.3 million, or 30%, to $18.5 million for the nine months ended September 30, 2023 compared to $14.3 million for the same period in 2022. The increase in product revenue was driven by increased demand for our Saphyr OGM solutions, including an increase in instrument installed base (39%) when compared to the same period last year. We believe increased demand for our OGM systems was primarily driven by increased market awareness and additional published data demonstrating the utility of OGM. We expect revenue to increase as market awareness and published data of OGM utility increases, along with continued efficiencies gained in the OGM workflow through research and development, and the acquisitions of BioDiscovery and Purigen.
Service and other revenue increased by $1.6 million, or 29%, to $6.9 million for the nine months ended September 30, 2023 compared to $5.3 million for the same period in 2022. The increase in service and other revenue was driven by reimbursement and shifts in test mix in our clinical Bionano Laboratories business.
Cost of Revenue, Gross Profit, and Gross Margin

	Nine Months Ended September 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2023	2022	2023 to 2022	2023 to 2022
Gross profit (loss):
Product	$4,798,000	$2,997,000	$1,801,000	60%
Service and other	2,330,000	1,143,000	1,187,000	104%
Total gross profit	$7,128,000	$4,140,000	$2,988,000	72%

Gross margin:
Product	26%	21%
Service and other	34%	21%
Total gross margin	28%	21%
Cost of product revenue increased by $2.5 million, or 22%, to $13.7 million for the nine months ended September 30, 2023, compared to $11.3 million for the nine months ended September 30, 2022. The increase in cost of product revenue was due to higher sales of instruments and consumables. We anticipate similar increases in future periods as sales of our instruments and consumables are expected to grow.
Cost of service and other revenue increased $0.4 million, or 9%, to $4.6 million for the nine months ended September 30, 2023, compared to $4.2 million for the nine months ended September 30, 2022. The increase in cost of service and other revenue is primarily due to increased service costs on our growing installed base. We anticipate similar increases in future periods as our installed base is expected to grow.
Product gross profit increased $1.8 million, or 60%, to $4.8 million for the nine months ended September 30, 2023, compared to $3.0 million for the nine months ended September 30, 2022. The increase in gross profit was primarily due to higher sales of instruments and consumables, improvements in chip yield, and reduced scrap and quality control costs.
Service and other gross profit increased $1.2 million, or 104%, to $2.3 million for the nine months ended September 30, 2023, compared to $1.1 million for the nine months ended September 30, 2022. The increase in gross profit was primarily due to reimbursement and shifts in test mix in our clinical Bionano Laboratories business.
Research and Development Expenses
Research and development (“R&D”) expenses increased by $7.3 million, or 21%, to $42.3 million for the nine months ended September 30, 2023 compared to $35.0 million for the same period in 2022. The increase is primarily due to an increase of $7.7 million of headcount-related compensation costs (excluding stock-based compensation), $3.4 million in product development costs, $1.3 million in professional services related to research activities, and $1.3 million in software and information technology costs. Stock-based compensation expense decreased by $6.5 million due to the vesting of stock issued as consideration in the BioDiscovery acquisition, which primarily rolled up into R&D expense and vested in full in 2022. We anticipate that our R&D expenses will decrease for the remainder of 2023 as a result of our cost savings initiatives announced May 9, 2023 and October 9, 2023.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased by $14.5 million, or 23%, to $77.8 million for the nine months ended September 30, 2023 compared to $63.3 million for the same period in 2022. The increase is primarily due to a $6.1 million increase in compensation expenses, of which $0.8 million relates to stock-based compensation, a $1.0 million increase in amortization of intangibles related to the acquisition of Purigen, a $5.2 million increase in professional services, a $1.6 million increase in marketing expenses, and a $2.3 million increase in the estimated fair value of the contingent consideration liabilities primarily related to the acquisition of Purigen, which rolls into SG&A expense. The increase in compensation expense is driven primarily by increased headcount. This was due to growth in our global sales, service, and back-office teams to facilitate the expanding customer base, as well as headcount additions attributed to the acquisition of Purigen. These increases are being offset by a decrease of $2.4 million, of which $1.0 million relates to facilities costs, $1.0 million of materials & supplies costs, and $0.2 million of IT & software related costs. We anticipate that our SG&A expenses will decrease for the remainder of 2023 as a result of our cost savings initiative announced May 9, 2023 and October 9, 2023.
Goodwill impairment
Goodwill impairment increased for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The carrying value of the net assets of the Company’s reporting unit exceeded its enterprise wide fair value and the Company recognized a goodwill impairment charge, of $77.3 million on the consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2023.
Interest Income
Interest income was $2.1 million for the nine months ended September 30, 2023, as compared to $0.7 million for the same period in 2022 resulting from positive returns on investments due to higher interest rates in 2023. Our total available for sale securities balance was $29.0 million as of September 30, 2023.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred net losses and negative cash flows from operations. We have primarily generated cash flows from sales of equity securities and debt financings. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments, borrowings from credit facilities and revenue from our commercial operations. Revenue from our commercial operations has increased due to increased demand for our product offerings and our acquisition of BioDiscovery and Purigen. See Note 6 to our unaudited condensed consolidated financial statements for a discussion of our recent equity activity included elsewhere in this Quarterly Report on Form 10-Q for more information. We incurred net losses of $188.6 million and $93.9 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $537.3 million, cash and cash equivalents of $34.6 million, and available for sale investment securities of $29.0 million.
On October 13, 2023, we completed the Offering and Private Placement and received net proceeds from the sale of the Notes and the Registered Warrants of approximately $75.6 million, after deducting the estimated Offering and Private Placement expenses and placement agent fees. $35.0 million of the proceeds of the Private Placement Notes was deposited into a restricted account subject to an account control agreement that only permits funds to be released once per calendar month upon the satisfaction of certain funding conditions specified in the Notes. We plan to use the net proceeds for working capital and general corporate purposes, including research and development expenses and capital expenditures. See Note 5 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information on the Notes and Warrants.
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

Since our inception, we have generally incurred significant losses and negative cash flows. Based on our $34.6 million in cash and cash equivalents and $29.0 million in available for sale securities as of September 30, 2023, we anticipate our available cash balance will not be sufficient for the next twelve months from the issuance of this report. Accordingly, based on recurring losses from operations incurred since inception, our expectation of continued operating losses, our current business plan, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within 12 months after the date that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued. Based on our current business plans, we believe that the net proceeds from the Offering and Private Placement, together with our cash, cash equivalents and short-term investments as of September 30, 2023 will be sufficient to fund our operating expenses and capital expenditures through at least 2024. However, this estimate assumes the inclusion of $35.0 million that we are required to hold as restricted cash in an account control agreement under the terms of the Purchase Agreement, which we are only able to access upon meeting certain funding conditions as described in the Purchase Agreement and the Notes, including (1) having an average daily dollar trading volume of its common stock of at least $3.5 million during the ten trading days prior to each of the date on which a Restricted Cash Request (as defined in the Notes) is delivered and the Restricted Cash Release Date (as defined in the Notes) to which such Restricted Cash Request relates and (2) certain indebtedness, as provided in the Notes, being less than 25% of our daily market capitalization as calculated on each trading day during the 20 consecutive trading day period ending on the trading day immediately prior to the Restricted Cash Release Date. We expect these funding conditions may be difficult to achieve, and there is no assurance that we will be able to meet these funding conditions and access such restricted cash. Excluding this amount of restricted cash, we expect that the net proceeds from the Offering and Private Placement, together with our existing cash, cash equivalents and short-term investments will only be sufficient to fund its operating expenses and capital expenditure requirements through at least into the third quarter of 2024.
In either situation described above, the net proceeds from the Offering and Private Placement, together with our existing cash and cash equivalents and available-for-sale securities, will not be sufficient for us to achieve cash-flow break even and we expect to need to seek additional capital based on favorable market conditions or consider strategic alternatives in the future.
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
In addition, our estimate as to the sufficiency of our current cash, cash equivalents and available for sale securities, and our current operating plan as discussed above are based on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently anticipate. See Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
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

On October 9, 2023, we committed to a series of cost saving initiatives including a reduction in force intended to decrease expenses and maintain a streamlined organization to support its business. As part of the reduction, we expect to reduce our overall headcount by approximately 66 employees, which represents 17% of our full-time employees. Along with other planned cost-saving measures, including reducing facility costs and discretionary spending unrelated to headcount and combined with the cost savings from the reduction in force we initiated in May 2023, the reduction is expected to provide annual savings of approximately $33.0 million starting in 2024, with approximately $31.6 million savings in operating expenses and approximately $1.4 million savings in cost of goods sold. We expect to incur approximately $0.7 million of costs, consisting primarily of cash severance costs for impacted employees. Of the total charges, substantially all charges are expected to be future cash expenditures. We expect the reduction will be substantially completed by the end of the fourth quarter of 2023.
Cash Flows
The following table sets forth the cash flow from operating, investing and financing activities for the periods presented:

Net cash provided by (used in):	Nine Months Ended September 30,
	2023	2022

Operating activities	$(95,402,000)	$(90,299,000)
Investing activities	79,531,000	71,157,000
Financing activities	45,331,000	22,861,000
Operating Activities
We derive cash flows from operations primarily from the sale of our products and services. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses to support our business. We have historically experienced negative cash flows from operating activities as we have developed our technology, expanded our business and built our infrastructure, and this may continue in the future. As discussed above, we anticipate our available cash balance will not be sufficient for the next twelve months from the issuance of this report. We plan to raise additional capital to fulfill our operating and capital requirements for at least 12 months through equity or debt financings, however, we may not be able to secure such financing in a timely manner or on favorable terms, if it all. See Note 5 to our unaudited condensed consolidated financial statements for a discussion of our recent debt financing included elsewhere in this Quarterly Report on Form 10-Q for more information. We anticipate that our cash used in operating activities will decrease over the next 12 to 24 months; however, we may observe fluctuations in the cash used in operating activities on a quarterly basis to sustain the expansion of our commercial offerings.
Net cash used in operating activities was $95.4 million during the nine months ended September 30, 2023 as compared to $90.3 million during the same period in 2022. The increase in cash used in operating activities of $5.1 million was primarily attributed to increased headcount related expenses offset by the cost reduction efforts previously described elsewhere in this Quarterly Report on Form 10-Q and the timing of invoice payments in accounts payable.
Investing Activities
Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure, as well as the acquisitions of Lineagen, BioDiscovery and Purigen to grow our business. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. During the nine months ended September 30, 2023, cash provided by investing activities was $79.5 million, as compared to $71.2 million provided by investing activities during the same period in 2022. The increase in cash provided by investing activities of $8.4 million was primarily attributed to the maturity of $84.9 million in available for sale securities during the nine months ended September 30, 2023, compared to the maturity of $135.4 million in available for sale securities during the same period in 2022, which was partially offset by a purchase of $63.2 million of available for sale securities during the same period as compared to only $4.5 million in the current period.
Financing Activities
Net cash provided by financing activities was $45.3 million during the nine months ended September 30, 2023 as compared to the same period in 2022 where we had net cash provided by financing activities of $22.9 million, an increase of $22.5 million. During the nine months ended September 30, 2023, we raised approximately $46.4 million in gross proceeds from executing sales under our at-the-market facility with Cowen and Company, LLC (“Cowen”) as compared to $23.1 million during the same period in 2022.

Capital Resources
As of September 30, 2023, we had approximately $34.6 million in cash and cash equivalents, available for sale securities of $29.0 million, and working capital of $64.3 million.
We have in place a Sales Agreement with Cowen (the “Cowen ATM”), as amended, pursuant to which we may offer and sell from time to time up to $200.0 million of shares from the date of the amendment going forward through or to Cowen, acting as sales agent or principal. During the nine months ended September 30, 2023, we sold approximately 5.6 million shares of common stock under the Cowen ATM and received gross proceeds of approximately $46.5 million before deducting offering costs of $1.2 million.
Contingent Consideration
As part of the merger agreement related to the acquisition of BioDiscovery, we agreed to pay a milestone payment of $10.0 million in cash contingent on the achievement of a commercial milestone as set forth in the BioDiscovery agreement and plan of merger, as amended. We determined the fair value of the milestone consideration using a scenario-based technique, as the trigger for payment is event driven. The outcome of the milestone consideration is binary, meaning the milestone is either achieved or not achieved, and the only other variable factor is the timing of when the milestone is achieved. We determined as of September 30, 2023 it is highly likely that the milestone will be achieved and therefore used a 100% probability factor which is applied to the $10.0 million milestone consideration. On October 2, 2023, the $10.0 million milestone consideration was paid in full.
As part of the merger agreement related to the acquisition of Purigen, we agreed to pay two independent milestone payments up to an aggregate of $32.0 million.
The fair value of the Purigen milestones are reassessed on a quarterly basis using a probability weighted model and a Monte Carlo Simulation. We determined the fair value of this milestone consideration using a scenario-based technique, as the trigger for payment is event driven. We determined the likelihood of each independent milestone and used probability factors ranging from 20% to 80% which were applied to the individual payments. At September 30, 2023, a Monte Carlo Simulation was performed to determine the likelihood that the milestone will be achieved and was applied to the milestone consideration payment.
Based on these valuation assumptions, the fair value of the contingent consideration liabilities was determined to be $24.9 million as of September 30, 2023, $10.0 million of which is current as of September 30, 2023.
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
Valuation of Goodwill
Goodwill is tested annually for impairment and in interim periods if events or changes in circumstances indicate that the assets may be impaired. We first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. The qualitative factors include economic environment, business climate, market capitalization, operating performance, competition, and other factors. If, after completing such assessment, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then there is no need to perform any further testing.If we conclude otherwise, or if we proceed directly to perform a quantitative assessment, then we calculate the fair value of the reporting unit and compare the fair value with the carrying value of the reporting unit.

As describe further in “Note 1: Organization and Basis of Presentation” in this Quarterly Report on Form 10-Q, we performed qualitative goodwill impairment tests as of September 30, 2023 and concluded that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Therefore, we performed a quantitative impairment test and recognized a goodwill impairment charge, impairing goodwill of $77.3 million on the consolidated statements of operations and comprehensive loss for the quarter ended September 30, 2023. No impairments were recorded for the same period in 2022.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. While we believe we have made reasonable estimates and assumptions to estimate the fair value of our reporting units, if actual results are not consistent with our current estimates and assumptions; management significantly changes its estimates and assumptions; there is a deterioration in market factors outside of our control, such as general economic conditions in the countries in which we operate, discount rates, income tax rates, foreign currency exchange rates, or inflation; or there is a sustained decline in our stock price and market capitalization, goodwill impairment charges may be recorded in future periods. The goodwill impairment charges have no effect on liquidity or capital resources. However, they are a non-cash charge and could adversely affect our financial results in the period recognized.
During the nine months ended September 30, 2023, there have been no changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Interest Rate Risk
We had approximately $34.6 million in cash and cash equivalents and $29.0 million in available for sale securities as of September 30, 2023, which include highly liquid, investment grade debt securities. Such interest-bearing instruments are exposed to a certain degree of interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest primarily in short-term securities.
Although we are seeing, and expect to continue to see, increased interest rates, due to our investment in highly liquid and high quality government and other debt securities as well as short-term securities, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods. Due to the short holding period of our investments and the nature of our investments, a hypothetical change of 100 basis points would have approximately a $0.03 million impact on our investments.
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
Additionally, we have operations outside of the United States. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. As of September 30, 2023 and December 31, 2022, we had minimal assets and liabilities denominated in foreign currencies and expect similar levels of foreign currency denomination in the next 12 months. We believe a hypothetical 10% change in foreign exchange rates as of September 30, 2023 would not have a material impact on our business, financial condition, or results of operations.
Inflation
Geopolitical and macroeconomic events, including the conflict between Ukraine and Russia and related sanctions and the recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures have contributed to supply chain challenges, which we believe have resulted in inflation headwinds, particularly increased logistical costs and raw material prices. In prior periods, we experienced increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. However we do not believe that inflation has had a material effect on our business, financial condition or results of operations, other than its impact on the general economy, as our cost of revenue for the three and nine months ended September 30, 2023 was not significantly impacted by the cost increases we experienced. While the effects of geopolitical and macroeconomic events, as well as other inflationary pressures, are highly uncertain, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods other than the general impacts on companies due to general economic and market conditions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.
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
As of September 30, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this assessment, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q. Except as described below, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In November 2022, we acquired Purigen Biosystems, Inc. During the quarter ended September 30, 2023, we integrated Purigen Biosystems, Inc. into the Company’s overall system of internal controls over financial reporting.

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
•Our future capital needs are uncertain and we may require additional funding in the future to advance the commercialization of our optical genome mapping systems, Ionic Purification system, VIA software, and our other products, technologies and services, as well as continue our research and development efforts. If we fail to obtain additional funding, we will be forced to delay, reduce or eliminate our commercialization and development efforts;
•The terms of the Notes and the Purchase Agreement restrict our current and future operations. Upon an event of default under the Notes, we may not be able to make any accelerated payments under the Notes or our other permitted indebtedness;
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
•In the near term, sales of our optical genome mapping systems, Ionic Purification system, VIA software, consumables and genome analysis services will depend on levels of research and development spending by clinical research laboratories, academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our technologies and products and adversely affect our business and operating results;
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
•If the FDA ends enforcement discretion for Laboratory Developed Tests or determines that our RUO products are medical devices or if we seek to market our RUO products for clinical diagnostic or health screening use, we or our collaborators or customers will be required to obtain regulatory clearance(s) or approval(s), and we may be required to cease or limit sales of our then marketed products, which could materially and adversely affect our business, financial condition and results of operations. Any such regulatory process would be expensive, time-consuming and uncertain both in timing and in outcome;
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
Risks related to our financial condition and need for additional capital
We are an early commercial-stage company and have a limited commercial history, which may make it difficult to evaluate our current business and predict our future performance.*
We are an early commercial-stage company and have a limited commercial history. Our limited commercial history may make it difficult to evaluate our current business and, especially when combined with the other risk factors listed in this section, makes predictions about our future success or viability subject to significant uncertainty. In particular, we have significantly increased our headcount through recent acquisitions of other businesses and the expansion of our sales, marketing and research and development teams, which has increased our operating costs in a manner not historically reflected in our unaudited consolidated financial statements. Because our business model has evolved over time, and combined with our recent acquisitions, this has impacted the composition and concentration of our revenues, which we expect to continue to change with any future acquisitions and further expansion of our operations. These changes, among others, may make it difficult to evaluate our current business, assess our future performance relative to prior performance and accurately predict our future performance. We have encountered in the past, and will continue to encounter in the future, risks and difficulties frequently experienced by early commercial-stage companies, including those associated with scaling up our infrastructure, increasing the size of our organization and integrating acquired businesses. If we do not address these risks successfully, or if our assumptions regarding these risks and uncertainties are incorrect or change over time, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be materially and adversely affected.
We have incurred recurring net losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.*
Since our inception, we have incurred recurring net losses. We incurred net losses of $188.6 million and $93.9 million, and used cash in operations of $95.4 million and $90.3 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $537.3 million. We cannot predict if we will be profitable in the near future or at all. We expect that our losses will continue for the foreseeable future as we plan to invest significant additional funds toward the expansion of our commercial organization, research and development efforts and capital expenditures, among other things. Our recent acquisitions have increased our expenses and we expect that any future acquisitions of businesses, assets, products or technologies will further increase our expenses, which may result in additional losses. We also expect significant increases in our stock-based compensation expense in future periods, reflecting higher stock option valuations as a public company and the issuance of additional equity awards. In addition, we incur significant legal, accounting and other expenses as a result of being a public company, especially as we no longer qualify as an emerging growth company and are therefore required to comply with additional disclosure and compliance requirements. These factors, among others, will make it hard for us to achieve and sustain profitability. We may also incur significant losses in the future for a number of other reasons, many of which are beyond our control, including the level of market acceptance of our products, the introduction of competitive products and technologies, our future product development efforts, our market penetration and our margins, as well as the other risks described below.
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
•customer demand for current BioDiscovery software solutions, including VIA software, and future software solutions developed through BioDiscovery’s platform;
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
•geopolitical and macroeconomic developments, such as the conflict between Ukraine and Russia and related sanctions, the Israel-Hamas war, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, global pandemics, inflation, increased cost of goods, supply chain issues, and global financial market conditions;
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
Our future capital needs are uncertain and we may require additional funding in the future to advance the commercialization of our optical genome mapping systems, Ionic Purification system, VIA software, and our other products, technologies and services, as well as continue our research and development efforts. If we fail to obtain additional funding, we will be forced to delay, reduce or eliminate our commercialization and development efforts.*
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash in order to continue the commercialization of our products and technologies, fund our research and development programs, expand headcount in future periods and execute potential strategic transactions. In connection with the preparation of our financial statements for the fiscal year ended December 31, 2022, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents will not be sufficient for the next twelve months from the issuance of our report for the fiscal year ended December 31, 2022. Our ability to execute our operating plan depends on our ability to generate sales and obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. For example, we will likely need to raise substantial additional capital to:
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
•lease additional facilities or build-out existing facilities as we continue to grow our inventory and research and development;
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
•the effects of geopolitical or macroeconomic developments, such as the ongoing military conflict between Russia and Ukraine and, related sanctions, the Israel-Hamas war, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and global pandemics; and
•the effect of competing technological and market developments.
As of September 30, 2023, we had $63.6 million in cash, cash equivalents and short-term investments. We received net proceeds of approximately $75.6 million, after deducting placement agent fees and offering expenses from the issuance and sale of our securities pursuant to the Purchase Agreement in October 2023. Based on our current business plans, we believe such net proceeds together with our existing cash, cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2024. However, this estimate assumes the inclusion of $35.0 million that we are required to hold as restricted cash in an account control agreement under the terms of the Purchase Agreement, which we are only able to access upon meeting certain funding conditions as described in the Purchase Agreement and the Notes, including (1) having an average daily dollar trading volume of its common stock of at least $3.5 million during the ten trading days prior to each of the date on which a Restricted Cash Request (as defined in the Notes) is delivered and the Restricted Cash Release Date (as defined in the Notes) to which such Restricted Cash Request relates and (2) certain indebtedness, as provided in the Notes, being less than 25% of our daily market capitalization as calculated on each trading day during the 20 consecutive trading day period ending on the trading day immediately prior to the Restricted Cash Release Date. We expect these funding conditions may be difficult to achieve, and there is no assurance that we will be able to meet these funding conditions and access such restricted cash. Excluding this amount of restricted cash, we expect that the net proceeds from the Offering and Private Placement in October 2023, together with our existing cash, cash equivalents and short-term investments will only be sufficient to fund its operating expenses and capital expenditure requirements through at least into the third quarter of 2024. In either situation, our existing cash and cash equivalents and available-for-sale securities, will not be sufficient for us to achieve cash-flow break even and we expect to need to seek additional capital based on favorable market conditions or strategic considerations alternatives in the future.
We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. The various ways we could raise additional capital carry potential risks. We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Any equity or debt securities we issue could provide for rights, preferences, or privileges senior to those of holders of our common stock. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. In addition, we may not be able to access a portion of our existing cash, cash equivalents and investments or “restricted cash” in the account control agreement due to market conditions such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures.
Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of ongoing geopolitical or macroeconomic developments. If these conditions persist or worsen, we could experience an inability to access additional capital. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our technologies and products. We also may have to reduce marketing, customer support or other resources devoted to our products or technologies or cease operations. Any of these factors could have a material adverse effect on our financial condition, operating results and business. Any of the foregoing could significantly harm our business, prospects, financial condition and results of operation and could cause the price of our securities to decline. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to conduct our strategic operations.
The terms of the Notes and the Purchase Agreement restrict our current and future operations. Upon an Event of Default, we may not be able to make any accelerated payments under the Notes or our other permitted indebtedness.*
The Notes and the Purchase Agreement contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest. In particular, the Notes contain customary affirmative and negative covenants (including covenants that limit our ability to incur debt, make investments, transfer assets, engage in certain transactions with affiliates and merge with other companies, in each case, other than those permitted by the Notes, and that require us to maintain a share reserve in respect of the Notes and Registered Warrants) and events of default, and the Purchase Agreement contains customary covenants (including covenants that limit our ability to issue additional securities during specified periods and enter into variable rate transactions, and that require us to maintain a share reserve in respect of the Notes and warrants that we issued in connection with the Registered Notes). Furthermore, we will be required to maintain: (A) cash and cash equivalents subject to account control agreements in favor of the Purchaser in a minimum amount equal to the greater of (i) $30.0 million and (ii) the lesser of (x) $50.0 million and (y) our trailing six-month cash burn rate (calculated in the manner set forth in the Notes); (B) an “at the market” program, equity line of credit, or similar program approved by the Purchaser with aggregate available, accessible and unused capacity to generate gross proceeds to us of at least $50 million; and (C) beginning with the fiscal quarter ending March 31, 2024, our and our wholly owned subsidiaries’ Available Cash (as defined under the Notes) on the last calendar day of each quarter shall be greater than or equal to (x) our and our wholly owned subsidiaries’ cash and cash equivalents on the last day of the immediately preceding fiscal quarter, less (y) $30.0 million. Our ability to meet the financial tests under the Notes can be affected by events beyond our control, and we may be unable to meet them.
A breach of the covenants or restrictions under the Purchase Agreement, the Notes, or under the agreements governing any of our other permitted indebtedness could result in an event of default under the applicable indebtedness. Such a default may allow holders of the Notes, if any, or the holders or lenders of our other permitted indebtedness, as applicable, to accelerate the related indebtedness, which may result in the acceleration of other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, such lenders or holders could terminate commitments to lend money, if any. Furthermore, if we were unable to repay the Notes or other permitted indebtedness then due and payable, secured lenders could proceed against the assets, if any, securing such indebtedness. In the event such lenders or holders accelerate the repayment of the Notes, or our other permitted borrowings, we may not have sufficient assets to repay that indebtedness. A default would also likely significantly diminish the market price of our common stock. Furthermore, as a result of these restrictions, we may be limited in how we conduct and grow our business, be unable to compete effectively or be unable to take advantage of new business opportunities. These restrictions may affect our ability to grow in accordance with our strategy.
Servicing the Notes requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our obligations under the Notes or our other permitted indebtedness.*
Our ability to make scheduled payments of principal or default interest, if any, or to refinance the Notes or our other permitted indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. After giving effect to the issuance of the Notes, our and our subsidiaries’ outstanding indebtedness is approximately $80.0 million, and the terms of the Notes require us to pay approximately $92.0 million to repay the full principal amount of the Notes at maturity. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the Notes or our other permitted indebtedness. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may only prepay the Notes in full without the consent of the holders under certain circumstances, and our ability to refinance the Notes or our other permitted indebtedness will also depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Notes or our other indebtedness.
Unfavorable geopolitical and macroeconomic developments could adversely affect our business, financial condition or results of operations.*
Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and adverse geopolitical and macroeconomic developments, including without limitation inflation, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures, slowing growth, rising interest rates and recession and the Israel-Hamas war. A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in decreased demand for our products and services, increases in our operating costs (including our labor costs), prolonged unemployment, reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Risks of a prolonged global economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy, regardless of the reason for the decline, could also strain our suppliers, possibly resulting in supply disruption. For example, higher energy prices in Europe are causing an increase in cloud computing expenses, which impacts the cost for us and our partners. Any actual or perceived disruption in our product distribution channel could alter customer buying decisions, prompting customers to delay or cancel their orders, which would negatively impact our sales revenue and could harm our reputation.
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
Our corporate cash saving initiatives and the associated headcount reductions we announced in May 2023 and October 2023 may not result in anticipated savings, could result in total costs and expenses that are greater than expected, could disrupt our business, and may not achieve our intended objectives.*
In May 2023 and October 2023, we undertook a cash savings initiative that included a reduction in force. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our initiative due to unforeseen difficulties, delays or unexpected costs. Our initiative may also be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences and costs, such as increased difficulties in implementing our business strategy due to the loss of institutional knowledge and expertise, reduced strength of our sales force and marketing efforts, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while certain positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives, including restricting the strength of our sales force and marketing efforts, due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. Moreover, employee litigation related to the headcount reductions could be costly and prevent management from fully concentrating on the business.
Our future financial performance and our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage future growth or restructuring, as the case may be. In addition, if we are unable to realize the anticipated benefits from our cash savings initiative including those we discussed under “Part I. Item 2. Management’s Discussion and Analysis of Operations - Liquidity and Capital Resources”, or if we experience significant adverse consequences of such initiative, our business, financial condition, and results of operations may be materially adversely affected.
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
For example, in January 2021, we completed two underwritten public offerings pursuant to which we issued an aggregate of approximately 7.2 million shares of our common stock for gross proceeds, before deducting underwriting discounts and commissions and offering expenses, of approximately $331.8 million. In March 2021, we entered into the Cowen ATM with Cowen, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal, which we amended in March 2023 to provide for sales of up to $200.0 million going forward. In August and September 2021, we sold 0.2 million shares of common stock through Cowen for gross proceeds of approximately $13.9 million before deducting offering costs. In the fiscal year ended December 31, 2022, we sold 0.7 million shares of common stock under the Cowen ATM for gross proceeds of approximately $23.1 million before deducting offering costs. In the nine months ended September 30, 2023, we sold approximately 5.6 million shares of common stock under the Cowen ATM for gross proceeds of approximately $46.5 million before deducting offering costs.
Further the conversion of the Notes, and exercise of the Registered Warrants issued in the Offering and Private Placement in October 2023 will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of the Notes or exercise of the Registered Warrants. In addition, if the Purchaser exercises its option to purchase the Subsequently Purchased Notes and warrants, this will dilute the ownership interests of existing stockholders further to the extent we deliver shares upon conversion of such Subsequently Purchased Notes and exercise of the warrants. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes and Registered Warrants may encourage short selling by market participants because the conversion of the Notes and exercise of the Registered Warrants could be used to satisfy short positions, or anticipated conversion of the Notes or exercise of the Registered Warrants into shares of our common stock could depress the price of our common stock. In addition, we issued shares of our common stock in connection with our acquisitions of Lineagen and BioDiscovery. Any future significant sales of our capital stock or strategic transactions in which we use equity as consideration would result in further dilution to our current stockholders. As a result of these issuances, our investors experienced dilution of their ownership interests.
The issuance of shares under awards granted under existing or future employee equity benefit plans may cause immediate and substantial dilution to our existing stockholders.*
In order to provide persons who have a responsibility for our management and/or growth with additional incentive, to increase their proprietary interest in our success, and to support and increase our ability to attract and retain individuals of exceptional talent, we maintain multiple equity incentive plans. The total number of shares of our common stock available for the grant of awards under these plans is 1.1 million, 0.0 million and 0.1 million for our 2018 Equity Incentive Plan, as amended, 2018 Employee Stock Purchase Plan and 2020 Inducement Plan, as amended, respectively, subject to adjustment, including pursuant to automatic “evergreen” increases in certain of our plans. As of September 30, 2023, we had outstanding equity awards underlying those plans accounting for 3.5 million underlying shares. We may also adopt one or more additional employee equity benefit plans in the future. The issuance of shares under an employee equity benefit plan may result in substantial dilution to the interests of other stockholders. For example on February 15, 2023, our board of directors granted our executive officers options to purchase an aggregate of 0.3 million shares of our common stock, and 0.1 million restricted stock units (“RSUs”), which represented approximately 1% of our outstanding shares of common stock based on the 38.8 million shares of common stock outstanding as of November 6, 2023. Accordingly, the issuance of shares under current or future employee equity benefit plans will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.
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
In the near term, sales of our optical genome mapping systems, Ionic Purification system, VIA software, consumables and genome analysis services will depend on levels of research and development spending by clinical research laboratories, academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our technologies and products and adversely affect our business and operating results.*
In the near term, we expect that our revenue from sales of our optical genome mapping system, Ionic Purification system, VIA software, consumables and OGM services will be derived primarily from sales to academic and governmental research institutions, and academic and commercial clinical laboratories, as well as biopharmaceutical and contract research companies worldwide for research applications. The demand for our products and technologies will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
•changes in government programs that provide funding to research institutions and companies;
•changes in the regulatory environment;

•scientists’ and customers’ opinions of the utility of new products, technologies or services;
•reductions in or other difficulties relating to, among other things, staffing, capacity, shutdowns or slowdowns of laboratories and other institutions as well as other impacts stemming from various geopolitical and macroeconomic developments, such as the conflict between Ukraine and Russia and, related sanctions, the Israel-Hamas war, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and global pandemics.
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
In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products and technologies that do not lead to significant revenue. For example, we completed the Purigen acquisition in November 2022 and will need to devote time and resources in order to further develop and integrate Purigen’s Ionic Purification system for our current and anticipated product offerings. We may be unsuccessful in achieving our desired results or in marketing such solutions to our future customers. Even if we successfully innovate and develop new products and technologies and product and technological enhancements, we may incur substantial costs in doing so, and our profitability may suffer.
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
The FDA Guidance on “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only”, or, the RUO/IUO Labeling Guidance, emphasizes that the FDA will review the totality of the circumstances when evaluating whether equipment and testing components are properly labeled as RUO. It further states that merely including a labeling statement that a product is intended for RUO will not necessarily render the device exempt from the FDA’s 510(k) clearance, premarket approval application (“PMA”), or other requirements, if the circumstances surrounding the distribution of the product indicate that the manufacturer intends for its product to be offered for clinical diagnostic use. These circumstances may include written or verbal marketing claims or links to articles regarding a product’s performance in clinical applications, a manufacturer’s provision of technical support for clinical validation or clinical applications, or solicitation of business from clinical laboratories, all of which could be considered evidence of intended uses that conflict with RUO labeling. If the FDA were to determine that our RUO products were intended for use in clinical investigation, diagnosis or treatment decisions, or that express or implied clinical or diagnostic claims were made for our RUO products, those products could be considered misbranded or adulterated under the Federal Food, Drug, and Cosmetic Act. If the FDA determines that our RUO products are being marketed for clinical diagnostic use without the required PMA or 510(k) clearance, we may be required to cease marketing our products as planned, recall the products from customers, revise our marketing plans, and/or suspend or delay the commercialization of our products until we obtain the required authorization. We also may be subject to a range of enforcement actions by the FDA, including warning or untitled letters, injunctions, civil monetary penalties, criminal prosecution, and recall and/or seizure of products, as well as significant adverse publicity.
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
Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, earthquake, power loss, communications failure, terrorism, burglary, public health crises (including restrictions that may result from various geopolitical and macroeconomic developments, such as the ongoing conflict between Ukraine and Russia) or other events, which may make it difficult or impossible for us to perform our testing services for some period of time or to receive and store samples. The inability to perform tests or to reduce the backlog of sample analysis that could develop if one or both of our facilities become inoperable, for even a short period of time, may result in the loss of revenue, loss of customers or harm to our reputation, and we may be unable to regain that revenue, those customers or repair our reputation in the future. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters and man-made disasters or other sudden, unforeseen and severe adverse events.
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
During the nine months ended September 30, 2023 and 2022, approximately 56% and 59%, respectively, of our revenue was generated from customers located outside of the United States. We believe that a substantial percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:
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
We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (such as through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products and services, loss of Sensitive Data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to take steps to detect and remediate vulnerabilities in our information technology systems (including our software) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities in our information technology systems (including our software), our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive data could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies.
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
As another example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively, CCPA) applies to personal information of consumers, business representatives, and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA allows for administrative fines for noncompliance (up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages). In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce relevant laws, which could increase the risk of an enforcement action, and the CPRA applies to personal information of business representatives and employees in addition to consumers. Other states have also recently enacted data privacy laws, as well as at the federal and local levels. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and take effect in 2023. These state laws and the CCPA provide individuals with certain rights concerning their personal information, including the right to access, correct, or delete certain personal information, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. While these state laws, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.
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
We may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic

Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
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

Risks related to government regulation and diagnostic product reimbursement
If the FDA ends enforcement discretion for Laboratory Developed Tests or determines that our RUO products are medical devices or if we seek to market our RUO products for clinical diagnostic or health screening use, we or our collaborators or customers will be required to obtain regulatory clearance(s) or approval(s), and we may be required to cease or limit sales of our then marketed products, which could materially and adversely affect our business, financial condition and results of operations. Any such regulatory process would be expensive, time-consuming and uncertain both in timing and in outcome.
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
Laboratory developed tests, or LDTs, are a subset of IVD tests that are designed, manufactured and used within a single laboratory. Our Bionano Laboratories diagnostic services are provided as LDTs. The FDA maintains that LDTs are medical devices and has for the most part exercised enforcement discretion for most LDTs. A significant change in the way that the FDA regulates any LDTs that we, our collaborators or our customers market or develop using our technology could affect our business. On October 3, 2023 FDA issued proposed regulations under which it would phase out its enforcement discretion approach to LDTs over a period of four years. Although the proposed regulation is subject to a period of notice and comment, if finalized as proposed, we and our collaborators or customers would be required to obtain PMA approval or 510(k) clearance for certain tests by October 1, 2027. We would also be subject to device registration and listing requirements, medical device reporting requirements and the requirements of the FDA’s Quality System Regulation. We may be required to conduct clinical trials prior to continuing to sell our existing LDTs. This may increase the cost of conducting, or otherwise harm, our business.
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
Risks related to ownership of our securities
The price of our securities has been and may in the future be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment.*
Our stock price has been and may continue to be volatile. The daily closing market price for our common stock has varied significantly in the last 12 months, ranging between a high price of $28.10 on November 15, 2022 and a low price of $1.26 on October 27, 2023. During this time, the price per share of common stock has ranged from an intra-day low of $1.20 per share to an intra-day high of $30.10 per share.
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
•the failure of our customers to obtain and/or maintain coverage and adequate reimbursement for their services using our optical genome mapping systems, Ionic Purification systems or our VIA software;
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
•natural disasters, infectious diseases, conflict, including the ongoing military conflict between Russia and Ukraine and the related sanctions, the Israel-Hamas war, civil unrest, epidemics or pandemics, outbreaks, resurgences or major catastrophic events;
•general political and economic conditions, including recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures;
•our cost savings initiative announced in May 2023 and October 2023
•the reverse stock split of the Company’s common stock effected on August 4, 2023; and
•other events or factors, many of which are beyond our control.
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
Under Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days following the date of the Notice to regain compliance with the Minimum Bid Price Requirement. If at any time during this 180-day period the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days, we will regain compliance with the Minimum Bid Price Requirement and the matter will be closed. On August 21, 2023, we announced that we had received a letter from the staff of Nasdaq notifying us that we had regained compliance with the Minimum Bid Price Requirement and the matter is now closed.
If in the future we fail to comply with the Minimum Bid Price Requirement or if we fail to satisfy another Nasdaq requirement for continued listing, Nasdaq staff could provide notice that our common stock may become subject to delisting.
While we regained compliance with the Minimum Bid Requirement there can be no guarantee that we will be able to maintain our Nasdaq listing in the future. If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in our securities at all. Moreover, any such delisting could trigger a default or event of default under certain agreements that we have in place with third parties; for example, a delisting for a period of at least five Trading Days constitutes an Event of Default under the Notes, which entitles the holder thereof to declare the Notes immediately due and payable. Delisting could also cause a loss of confidence of our customers, collaborators, vendors, suppliers and employees, which could harm our business and future prospects.
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
In addition, as of the date of this Quarterly Report on Form 10-Q, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of an aggregate of 5.3 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. We also intend to file future registration statements on Form S-8 under the Securities Act registering the issuance of additional shares of common stock as the number of shares that may be issued under certain employee equity benefit plans automatically increase due to “evergreen” provisions. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 in the case of our affiliates. Further in connection with the Private Placement completed in October 2023, the Purchaser is entitled to certain registration rights with respect to the Private Placement Notes and the Private Placement Warrants. The Private Placement Notes are initially convertible into 12.2 million shares of our common stock and if the Purchaser exercises its option to purchase the Subsequently Purchased Notes, such Private Placement Notes are initially convertible into 8.7 million shares of our common stock and the Private Placement Warrants are to purchase up to 6.8 million shares of our common stock.

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
Since inception, we have experienced recurring operating losses and negative cash flows from operating activities, and have significant accumulated deficit. We expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. . On October 13, 2023, we completed the Offering and Private Placement and received net proceeds from the sale of the Notes and the Registered Warrants of approximately $75.6 million, after deducting the estimated Offering and Private Placement expenses and placement agent fees. $35.0 million of the proceeds of the Private Placement Notes was deposited into a restricted account subject to an account control agreement that only permits funds to be released once per calendar month upon the satisfaction of certain funding conditions specified in the Notes. However, without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. As a result, our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On October 13, 2023, we issued $35.0 million aggregate principal amount of senior secured convertible notes due 2025 initially convertible at a price of $2.86 into 12.2 million shares of our common stock in reliance upon Rule 506 of Regulation D promulgated under the Securities Act, as a transaction not requiring registration under the Securities Act and was made without general solicitation or advertising. Pursuant to the Purchase Agreement, the Purchaser represented that it is an accredited investor and that it is acquiring the securities for investment purposes only and not with a view to any resale, distribution or other disposition of such securities in violation of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1	Second Amendment to Agreement and Plan of Merger, dated July 15, 2023, by and among the Company, Starship Merger Sub I, Inc., Starship Merger Sub II, LLC, BioDiscovery, Inc. and Soheil Shams.
3.1	Amended and Restated Certificate of Incorporation, as amended.
3.2 (1)	Certificate of Elimination of Series A Preferred Stock.
3.3 (2)	Amended and Restated Bylaws.
3.4 (7)	Amendment to Amended and Restated Bylaws.
4.1 (3)	Form of Common Stock Certificate.
4.2 (3)	Form of Warrant to Purchase Series D-1 Preferred Stock issued to Midcap Financial Trust.
4.3 (3)	Form of Warrant to Purchase Common Stock Issued to Underwriters (attached to the Underwriting Agreement).
4.4 (3)	Form of Warrant Certificate (included in Exhibit 4.5).
4.5 (3)	Form of Warrant Agent Agreement by and between the Registrant and American Stock Transfer & Trust Company LLC, as warrant agent.
4.6 (4)	Form of Warrant to Purchase Common Stock for Service Providers.
4.7 (5)	Form of Warrant to Purchase Common Stock issued to Investors in October 2019 Public Offering.
4.8 (6)	Form of Warrant to Purchase Common Stock issued to Investors in April 2020 Public Offering.
4.9 (8)	Form of Note, representing the Company’s Senior Secured Convertible Notes due 2025.
4.10 (9)	Form of Warrant to Purchase Common Stock issued to Purchaser in October 2023 Offering.
10.1	Employment Agreement, effective as of September 11, 2023, by and between Gülsen Kama and the Company.
10.2	Transition, Separation and Consulting Agreement dated as of August 11, 2023, by and between Christopher Stewart and the Company.
10.3^(8)	Securities Purchase Agreement, dated October 11, 2023, by and among the Company and the Purchaser named therein.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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
(4)    Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 21, 2018.
(5)    Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-233828), as amended.
(6)    Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-237074), as amended.
(7)    Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 14, 2023.

(8)    Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2023.
(9)    Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-275181).

*    This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

^    Certain schedules to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of all omitted schedules to the SEC upon its request. Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the Exhibits to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIONANO GENOMICS, INC.

Dated: November 8, 2023	By: /s/ R. Erik Holmlin, Ph.D.
R. Erik Holmlin, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2023	By: /s/ Gülsen Kama
Gülsen Kama
Chief Financial Officer (Principal Financial and Accounting Officer)