Form 10-K
period 2023-12-31
Bionano Genomics, Inc.
filed 2024-03-05
CIK 1411690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $201,348,000 based on the closing price of the registrant’s common stock on June 30, 2023 of $6.10 per share, as reported by the Nasdaq Capital Market.

As of February 29, 2024, the Registrant had 54,694,000 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement, or the Proxy Statement, for the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2023.

As used in this Form 10-K, “Bionano,” the “Company,” “we,” “our,” and “us” refer to Bionano Genomics, Inc. and its subsidiaries or, as the context may require, Bionano Genomics, Inc. only. “Lineagen” (doing business as “Bionano Laboratories”), “BioDiscovery” and “Purigen” refer to our wholly owned subsidiaries, Lineagen, Inc., BioDiscovery, LLC and Purigen Biosystems, Inc., respectively.
Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements and information within the meaning of the safe harbor provisions for the U.S. Private Securities Litigation Reform Act of 1955. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.
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
•our ability to successfully execute our strategy and meet anticipated goals and milestones;
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
•the impact of geopolitical and macroeconomic developments, such as the ongoing conflict between Ukraine and Russia and related sanctions, the Israel-Hamas war, potential future disruptions in access to bank deposits or lending commitments due to bank failures, global pandemics, inflation, increased cost of goods, supply chain issues, and global financial market conditions; on our business and operations, as well as the business or operations of our suppliers, customers, manufacturers, research partners and other third parties with whom we conduct business and our expectations with respect to the duration of such impacts and the resulting effects on our business;
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
•Our recurring losses, negative cash flows and significant accumulated deficit have raised substantial doubt regarding our ability to continue as a going concern;
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
•Our future capital needs are uncertain and we may require additional funding in the future to advance the commercialization of our OGM (as defined below) systems, Ionic Purification system, VIA software, and our other products, technologies and services, as well as continue our research and development efforts. If we fail to obtain additional funding, we will be forced to delay, reduce or eliminate our commercialization and development efforts and there is substantial doubt about our ability to continue as a going concern;
•The terms of the Notes (as defined in the Notes to Consolidated Financial Statements) and the Purchase Agreement (as defined in the Notes to Consolidated Financial Statements) restrict our current and future operations. Upon an event of default under the Notes, we may not be able to make any accelerated payments under the Notes or our other permitted indebtedness;
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
•In the near term, sales of our OGM systems, Ionic Purification system, VIA software, consumables and genome analysis services will depend on levels of research and development spending by clinical research laboratories, academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our technologies and products and adversely affect our business and operating results;
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
•We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruption of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences;
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
•We have rights in some intellectual property that has been discovered through government funded programs and thus is subject to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for U.S. industry. Compliance with such regulations may limit our exclusive rights, subject us to expenditure of resources with respect to reporting requirements, and limit our ability to contract with non-U.S. manufacturers;
•We depend on technology that is licensed to us by Princeton University. Any loss of our rights to this technology could prevent us from selling our products; and
•The price of our securities has been and may in the future be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment.

PART I
ITEM 1. BUSINESS
Overview
We are a global genomics company focused on elevating the health and wellness of all people. We are pioneers of optical genome mapping (“OGM”) for genome analysis and provide a suite of genome analysis solutions designed to enable researchers and clinicians to reveal answers to challenging questions in biology and medicine. Our mission is to transform the way the world sees the genome. Through our OGM solutions, our nucleic acid isolation and purification solutions, our genomic analysis and interpretation software, and our clinical testing and laboratory services, we believe that we have a suite of products that will drive new discoveries, elevate health and wellness, and increase our understanding of the genome in transformative ways.
We market and sell OGM systems, including the Saphyr® system and the Stratys™ system, which deliver OGM data to enable ultra-sensitive and ultra-specific detection of all classes of structural variation (“SV”). These systems are used to identify structural changes in chromosomes, the study of which is known as cytogenetics, and to accelerate the search for answers in genetic disease and cancer applications as well as in applications for cell and gene therapy. The systems are comprised of an instrument, chip consumables, reagents and software containing a suite of data analysis and visualization tools. OGM has been shown to outperform the current gold standard cytogenetic methods including karyotyping, fluorescence in-situ hybridization (“FISH”), Southern blot and chromosomal microarray (“CMA”), for the detection of SVs. OGM has also been shown to identify structural changes in chromosomes that cannot be identified using current commercially available gene sequencing solutions.
We market and sell the Ionic® Purification system, which is able to deliver high quality DNA in a more natural, native form and with fewer contaminants when compared to other isolation and purifications solutions. The Ionic Purification system is used to extract, purify, and concentrate DNA or RNA from a variety of sample types, and is comprised of an instrument, consumables, and reagents.
We market and sell the VIA™ software which delivers genomic data interpretation solutions tailored for research use in cytogenomics and molecular pathology labs in genetic disease and cancer research markets, with an emphasis on SV. This industry leading, platform agnostic software solution is designed to provide analysis, visualization, interpretation and reporting of SVs, single-nucleotide variants and absence of heterozygosity across the genome in one consolidated view. Our software currently enables analysis of OGM, next-generation sequencing (NGS) and microarray data. We believe the integration of OGM with data types common in the industry, such as Variant Call Format (VCF), and Binary Alignment Map (BAM), into the VIA software should accelerate and broaden our position in digital cytogenetics and comprehensive genome analysis by enabling us to simplify the assessment of clinically relevant variants in cytogenomics applications, potentially reducing interpretation time per sample and expanding our reach into the discovery and translational research markets through the combination of OGM and NGS.
Our Bionano Laboratories business provides proprietary genetic clinical testing services for individuals demonstrating clinical presentations consistent with neurodevelopmental disorders (“NDDs”), including autism spectrum disorders (“ASDs”) and other disorders of childhood development. Their comprehensive genetic testing services include reporting for known NDD-causing genome variations, including testing for proprietary variations, and combines testing with our Proprietary Variant Index (PRISM) which uses a proprietary database of over 35,000 individuals with NDDs tested with over 60,000 tests that provides additional evidence for candidate genes associated with NDDs. This testing is a CLIA-certified diagnostic testing service, and we have expertise in selling cytogenetic assays to physicians, providing genetic counseling services to individuals undergoing testing and their families, and contracting with third-party payors for reimbursement. Additionally, Bionano Laboratories has developed OGM-based laboratory developed tests (“LDTs”) for facioscapulohumeral muscular dystrophy type 1 (FSHD1), which is a progressive disorder that primarily affects the muscles of the face, shoulder blades (scapula), upper arms, and lower legs, and for detecting SVs in individuals with hematologic malignancies. As of March 1, 2024, we decided to phase out over time the offering by Bionano Laboratories of certain testing services related to NDDs, including ASDs, and other disorders of childhood development.
Bionano Laboratories also provides laboratory services to clinicians, scientists, pharmaceutical companies, and others who are seeking to incorporate OGM into their genomics research without the need to bring one of our OGM systems in house. Laboratory services for OGM are performed in our laboratory facilities in San Diego, California and at partner laboratories in the United States and Europe, and serve as solutions for researchers and clinicians who would like to use OGM for various applications in genomics but have yet to acquire an OGM system.
Over the past year, we believe we have transformed our business from an instrument company to a provider of a full suite of genomic solutions. We expanded into molecular genetic clinical testing services through our August 2020 acquisition of Lineagen. We furthered our transformation through the expansion into software solutions, made possible by our October 2021 acquisition of BioDiscovery and continued with our November 2022 acquisition of Purigen bringing their leading nucleic acid isolation and purification technology to Bionano. We believe that these acquisitions, along with internal investments in research and development and the build out of our commercial teams, have positioned us well to provide solutions to our customers that we believe will make OGM the standard cytogenetic technique for structural variant analysis.
Recent Highlights
Achievement of 2023 ELEVATE! Milestones
Bionano executed on its 2023 ELEVATE! milestones and achieved or exceeded all publicly stated milestones outlined at the beginning of 2023.
•Reimbursement: We submitted a dossier to Medicare seeking a local coverage determination (“LCD”) for OGM coverage.
•Clinical Studies: We received institutional review board (IRB) approval for our hematological and solid tumor studies. Site selection was completed, and sample enrollment commenced for our prenatal, postnatal, and hematological malignancy clinical trial studies. Data collection for our prenatal study was completed. We completed our postnatal study. We had an interim publication for our prenatal and hematological malignancy studies. We had a peer-reviewed interim publication from postnatal study.
•Expand Awareness: We achieved an installed base of 326 OGM systems. We conducted a pre-submission discussion with FDA in connection with the planned clearance of the Stratys™ system.
•Product Developments:
◦Full commercial release of our high throughput OGM instrument, called the Stratys™ system was announced in early 2024. The Stratys system is expected to enable a four-fold increase in raw data generation rate compared to the Saphyr® system and is designed for maximum lab flexibility by enabling up to 12 single access chips, accessible as they complete runs, without the need to batch multiple samples on a consumable.
◦We released VIA software, which replaces NxClinical™ software with a simple and integrated workflow for visualization, interpretation, and reporting for OGM, microarray and next-generation sequencing (NGS) data types for enhanced contextualization across multiple variant types and accelerated time to results at a reduced cost.
◦We released a pre-commercial version of the Ionic Purification System for isolation of DNA for OGM analysis running in the field with the full commercial launch planned for the second half of 2024.
◦We launched an OGM laboratory developed test (LDT) for constitutional genetic disease applications through Bionano Laboratories.
Commercial Adoption of Offerings for OGM
Bionano executed on its commercialization strategy, expanded the utilization of its OGM systems and increased the amount of Bionano data generated across the globe, driving commercial momentum.
•Grew our installed base of OGM systems to 326 as of December 31, 2023, an increase of approximately 36% from a total installed base of 240 as of December 31, 2022. Installed base represents the global number of OGM instruments installed at end-customer locations to perform optical genome mapping.
•For the year ended December 31, 2023, total flowcells sold reached 26,444, an increase of approximately 72% over the 15,375 flowcells sold during the year ended December 31, 2022. The OGM chip is the consumable that packages nanochannel arrays for DNA linearization. In its current form, each OGM chip has three flowcells. Flowcells sold refers to the units of genome mapping consumables used for analyzing one genome, purchased by customers to process optical genome mapping.
Continued to Validate the Utility of OGM for Applications in Clinical Research with Benchmarking, Scientific Publication and Adoption
Rigorous and extensive benchmarking of our OGM systems against traditional cytogenetic methods and long read sequencing has continued and these results were published and validated in several key publications, presentations and announcements including:
•In a study published in Nature Communications, OGM was used for the evaluation of CRISPR-Cas9 edited human induced pluripotent stem cell lines in order to uncover possible pathogenic structural alterations that may limit their usefulness for stem cell therapy. The study authors found that approximately 15% of CRISPR-Cas9 edited genomes had potentially pathogenic large chromosomal deletions at two unexpected off-target sites. In addition to those two off-target deletions, the authors reported that OGM identified a large, unexpected deletion at the target site.

•Researchers from Augusta University published a study comparing a combined approach of OGM and a 523-gene next-generation sequencing (NGS) panel to the common approach of karyotyping and FISH with a 54-gene NGS panel for the evaluation of myeloid cancers. OGM and the 523-gene NGS panel had an analytical concordance of 100% with karyotyping, FISH, and the 54-gene panel, and the OGM workflow also led to changes in risk assessment in 22% of myelodysplastic syndrome cases (2/9) and identified compound heterozygous events of potential clinical relevance in 20% of cases (6/30).
•A peer-reviewed publication covered an interim readout from the clinical trial designed to support establishing OGM as part of the standard of care (SOC) in diagnosis of genetic disease for postnatal patients. The clinical trial is designed to compare OGM to the SOC, including concordance, reproducibility, technical success rate and the rate of detecting reportable findings in cases. The study, which included 404 samples, showed OGM’s high technical performance and reproducibility across sites versus SOC analysis, with 99.5% concordance, and an overall success rate of 98.8%.
Macroeconomic and Geopolitical Developments
We are subject to additional risks and uncertainties as a result of adverse geopolitical and macroeconomic developments, such as the ongoing conflict between Ukraine and Russia and related sanctions, the Israel-Hamas war, any effects of global pandemics, and uncertain market conditions, including inflation and supply chain disruptions, which could continue to have a material impact on our business and financial results.
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
Genome structure refers to the way in which the various functional elements of the genome such as genes, reading frames, promoters and others are ordered, oriented and organized across the 23 pairs of chromosomes. SVs represent differences in the amount or location of genomic DNA from one individual compared to a reference genome. SV is one of the most biologically important aspects of the human genome and is a major factor for the cause of genetic disorders and cancer. Each SV involves the rearrangement or repetition of as few as several hundred base pairs to as many as tens of millions of base pairs. SVs may be inherited or arise spontaneously. SVs are well-known to cause diseases such as constitutional genetic disorders and cancer. Many researchers and clinicians now agree that despite major advances in the speed and cost-effectiveness of DNA sequencing, it fails to reliably detect SVs. OGM enables the detection of all known classes of SVs, and we believe no methodology exists that can detect SVs more comprehensively or cost efficiently than our OGM systems.
We believe the traditional cytogenomic methods of detecting SVs for research and clinical applications, such as karyotyping, CMA, and FISH are antiquated and cumbersome and can only detect a small proportion of the SVs across an entire genome. OGM is designed to offer cytogeneticists the ability to fully digitize and replace these traditional methods with one simplified, cost effective and scalable workflow using one of our OGM systems.
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
We believe that software is necessary for genome analysis and should be the primary interface for how cytogeneticists interact with the data and report their findings. We believe the software’s ease of use, core analysis functionality and the time necessary to obtain a reportable result are the most important factors to customers when considering a platform adoption decision and that data interpretation is typically a critical bottleneck in methods of genome analysis and therefore software is a key component in the entire workflow. The majority of software solutions on the market today have been developed with NGS as the primary application with the focus on the interpretation and reporting of single nucleotide variants (SNVs) instead of SVs. The predecessor of our VIA software (NxClinical) was developed with copy number variants (CNV) as the core focus and became established as an industry leading solution for interpretation and reporting of CNVs for CMA and NGS. With the integration of OGM into our VIA software, we believe that our software is the first software solution delivering a fully integrated interpretation capability for SVs from OGM as well as seamless analysis with NGS, and that this integration will enable complementary OGM and NGS workflows through one software solution.
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
OGM Systems
Our systems use a proprietary approach to measure genome structure and SV through OGM. The OGM workflow is novel, comprehensive, scalable, cost effective and highly differentiated. OGM data is currently generated using our OGM systems, which directly measure sequence specific patterns (“SSPs”) along UHMW DNA molecules in an unbiased approach without any amplification. Using the SSPs, software constructs a detailed physical map of the genome that accurately assigns the chromosomal location, order, orientation and quantity of sequence and in-turn, all the genome’s functional elements. We believe OGM is capable of comprehensive, cost-effective and efficient detection of all classes of SVs and CNVs. Today, these SVs cannot be reliably detected by genome sequencing, from existing high throughput sequencers, which is focused on identifying genomic differences involving a few base pairs or SNVs, which our OGM systems do not identify. We believe that our OGM systems are ideally suited to be adopted alongside the installed base of high throughput sequencers as a complement that is designed to give users the ability to see a much wider scope of genome variation, from single bases of DNA to full chromosomes.
OGM was built upon four key elements:
•Extremely long molecules for analysis (or UHMW DNA). Our OGM systems are capable of analyzing single molecules that are on average approximately 250,000 base pairs in length and can be as long as millions of base pairs. These lengths are over 1,000 times longer than the average short read length with Illumina sequencing systems and approximately 10-20 times longer than the average long read lengths with Pacific Biosciences of California (PacBio), and Oxford Nanopore systems. We believe these long read lengths overcome the inherent challenges of genome complexity and are the key to our OGM systems’ unprecedented sensitivity and specificity.
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

•DNA labeling chemistry specifically for physical mapping. The detailed analysis of SSPs we use is also highly unique and novel. Instead of identifying the sequence of every base pair in these long fragments, we label and detect SSPs or motifs that occur universally across every genome with an average frequency of approximately one site for every few thousand base pairs. The key to our method entails introducing fluorescent tags at the sequence-specific site using highly specific and robust enzymatic chemistry along the extremely long fragments. These fragments, stretched out in nanochannels, are then directly imaged allowing us to measure the distance between labels with high accuracy. The pattern of labels detected on all these fragments can then be related to the pattern of sequence motif sites in a reference genome for comparison. Changes in the pattern indicate SV.
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
Our OGM systems provide solutions for comprehensive SV analysis at a higher resolution than traditional techniques allowing for more answers that matter to be obtained in genetic disease and cancer applications. We believe that our OGM systems are the only products capable of detecting SVs at high sensitivity and specificity with a workflow that is cost-effective and time efficient.
Our customers include researchers and clinicians who seek to identify and understand the biological implications of genome variation. We believe that our OGM systems can replace more traditional cytogenetic tools which are expensive, slow and labor-intense, with an advanced solution designed to simplify workflow, reduce cost, and increase assay success rates. We believe our OGM systems have the potential to significantly increase success rates and provide more answers across a wide range of applications in genomics.
Nucleic Acid Isolation and Purification Systems
Our nucleic acid isolation and purification system uses a novel and proprietary application of isotachophoresis (“ITP”) to isolate nucleic acid molecules in a gentle and efficient process. The process involves the gentle lysis of biological samples followed by the addition of the sample and buffer to an Ionic® fluid chip. An electric field is applied to the chip and the nucleic acid is isolated in its natural, native form. Traditional methods of isolating nucleic acid, including column-based isolation and bead-based isolation, can be laborious, and result in molecules that are denatured, dehydrated and fragmented, and solutions that are contaminated and have low purity. An additional limitation of many of the traditional isolation processes is the number of cells that are required to be processed in order to obtain sufficient nucleic acid molecules for OGM analysis. Current methodologies require upwards of 1.5 million cells in order to isolate sufficient DNA for use on an OGM system. Our Ionic Purification system, employing ITP technology, addresses many of these deficiencies and yields high purity nucleic acid that is not denatured, dehydrated or fragmented. Additionally, the Ionic Purification system is capable of isolating sufficient quantities of DNA for use in OGM applications from far fewer cells in contrast to traditional methods. We believe the addition of the Ionic Purification system to the OGM workflow will provide a more efficient yield of DNA at higher quality than can be achieved with current processes.
Although OGM is our primary focus, the Ionic Purification system has a current customer base of non-OGM users that use the system to isolate and purify nucleic acid molecules from sample types including formalin-fixed, paraffin-embedded (FFPE) sample, tissue, cells, and viral. We anticipate continuing to support and expanding this customer base.
Software Solutions
We offer industry leading genome analysis software that enables genomics labs to analyze and interpret data across a wide range of platforms to generate highly informative data visualizations for streamlined and simple reporting of causal variants. Today, VIA software is among the most comprehensive solutions for analysis and interpretation OGM data and any microarray or NGS generated data integrating CNVs, absence of heterozygosity (AOH) and loss of heterozygosity (LOH), as well as SNVs from sequencing data into a single well integrated interface that is used across the globe by renowned academic and commercial clinical laboratories.
Our acquisition of BioDiscovery has expanded our portfolio into providing data analysis and interpretation solutions across NGS, CMA and OGM. These software solutions are expected to allow us to leverage and expand our network of Bionano customers in ways that we believe will help accelerate the adoption of OGM. We believe that the integration of OGM data into the VIA software can substantially improve the analysis and reporting capabilities of our current OGM systems, making OGM easier to adopt and use by our customers. Additionally, through our VIA software, we serve the NGS and array markets directly though with an industry leading data interpretation solution for revealing more answers with delivery of copy number variants across the genome. Our software monetization strategy for the NGS and array markets is based on a pay-per-sample model where customers running NGS and/or array today can adopt, which sets the stage for potential future OGM adoptions by these customers. Software is a way for us to participate directly in the NGS market while also enabling OGM data to be seamlessly integrated with NGS in one view for a comprehensive analysis, which is unique to Bionano.
Testing and Laboratory Services
Our Bionano Laboratories business offers tests that use CMA for evaluation of patients suspected of having certain genetic diseases, which is recommended by the American College of Medical Genetics and Genomics, the American Academy of Pediatrics, and the American Academy of Neurology, among other renowned societies. We are actively performing research to determine whether OGM with an OGM system can replace CMA as the front-line test for children with developmental disorders. As the scientific, peer-reviewed literature supports this claim, the coding entities such as the Centers for Medicare & Medicaid Services (“CMS”) and the American Medical Association (“AMA”) would need to adopt the proper procedural codes to allow for insurance reimbursement of new testing methodologies before they become mainstream clinical diagnostic instruments. Importantly, OGM is expected to be able to detect full mutations consistent with fragile X syndrome, which is another front-line test for children, especially males, with autism spectrum disorder and intellectual disability. Studies are ongoing to determine the sensitivity and specificity for OGM as it relates to fragile X syndrome. Bionano Laboratories also employs Whole Exome Sequencing, which aims to detect genome SNVs that are different from genome SVs and are not detectable by OGM.
We believe that Bionano Laboratories is uniquely positioned to develop LDT’s that can improve upon the existing SOC for diagnostic testing for NDDs. Bionano Laboratories is working with payers to secure reimbursement alternatives for OGM-based testing. If reimbursements can be established, Bionano Laboratories intends to share its strategies with other labs which may drive demand for the OGM systems. Bionano Laboratories plans to expand its testing menu with inclusion of OGM to demonstrate workflow implementation in a clinical setting in order to drive adoption as well as serve as a conduit for enabling access for those customers unable to make a capital equipment expenditure. Bionano Laboratories is working to enable access, demonstrate excellence of the OGM workflow as a model within a CLIA setting for educational purposes, and drive advancements in product development for clinical grade testing of OGM at scale.
Our Commercial Offerings
Our OGM Systems and Consumables

We develop and market the Saphyr system and the Stratys system. Each system is a complete sample-to-result solution for SV analysis by OGM that empowers comprehensive genome analysis and facilitates a deeper understanding of genetic variation and function. We believe these systems are capable of addressing the needs for SV analysis because they are:
•Highly sensitive. We believe these systems are the most sensitive detector of SV larger than 500 base pairs currently on the market.
•Cost effective. The consumables cost per genome, at an average of approximately $500, can be less than the combination of standard techniques and well below both short-read and long-read WGS at a depth of 160x coverage.
•Scalable and fast. Relative to traditional techniques, these systems have demonstrated up to a 75% reduction in turnaround time for analysis of acute lymphoblastic leukemia (ALL) subjects when used instead of karyotyping, FISH and MLPA. Additionally, the Stratys system is a higher throughput system designed to meet the needs of medium and high-volume labs and offers approximately 4 times the throughput of a Saphyr system.
The OGM Instruments

The OGM instruments are each single-molecule imagers that include high performance optics, automated sample loading based on machine learning algorithms and computational hardware and control software. The instrument’s high-performance optics simultaneously image DNA linearized in hundreds of thousands of nanochannels. The instrument’s control interface is the user’s primary control center to design and monitor experiments as they occur in real time. The computational hardware is responsible for the secondary processing of the image data being produced on the instruments. The Saphyr instrument is currently capable of analyzing up to 4,000 human genomes per year at 100x coverage. At the end of 2022 we announced the placement of a pre-commercial unit that we expect to significantly increase the throughput. The Stratys instrument is currently capable of analyzing up to 13,500 human genomes per year at 100x coverage.
OGM Chips
The Saphyr Chip® is the consumable that packages the nanochannel arrays for DNA linearization for use in the Saphyr instrument. In its current form, each Saphyr chip has three flow cells containing approximately 120,000 nanochannels that are roughly 30 nanometers wide, and each flowcell can hold one unique sample. The Stratys Chip™ is the consumable that packages the nanochannel arrays for DNA linearization for use on the Stratys instrument. In its current form, each Stratys Chip has one flow cell containing approximately 120,0000 nanochannels that are roughly 30 nanometers wide, and each flowcell can hold one unique sample. To manufacture the arrays, we use photolithography in a semiconductor fabrication facility to print hundreds of thousands of tiny grooves on silicon wafers and then dice the wafers into individual chips. Our chips are inexpensive to manufacture and highly scalable. The fluidic environment in each channel allows individual molecules to move swiftly utilizing only the charge of DNA. Hundreds of thousands of molecules can move through hundreds of thousands of parallel nanochannels simultaneously, enabling extremely high-throughput processing on a single-molecule basis.
Saphyr Sample Prep and Labeling Kits
Our Bionano Prep™ kits and DNA labeling kits provide the reagents and protocols needed to extract and label UHMW DNA for use with OGM systems. These kits are optimized for performing our genome mapping applications on a variety of sample types.
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
Our kit for DNA labeling, the Direct Label and Stain (DLS) kit, is a proprietary, nondestructive chemistry for sequence motif labeling of genomic DNA that improves every aspect of our genome mapping. DLS uses a single direct-labeling enzymatic reaction to attach a fluorophore to the DNA at a specific 6-base pair sequence motif, yielding approximately 16 labels per 100,000 base pairs in the human genome. After labeling, the molecules are linearized in the nanochannel chips on the OGM instruments and imaged. Through the isolation, labeling and linearization steps, the molecules maintain an average length of around 250,000 base pairs. The label patterns on each molecule allow them to be uniquely identified and aligned in a pair-wise comparison against all other molecules imaged from the same sample.

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
Our hardware solution includes the Saphyr and Stratys Compute Servers, which provides cluster-like performance in an affordable, compact solution and the Bionano Compute Server, which expands the analytical capacity of the suite of tools. With these solutions, our customers are capable of performing multiple simultaneous analyses and sustaining continuous throughput, which allows them to spend less time waiting for data, so they can focus on investigating results. We also offer a cloud-based solution for data analysis.
Our VIA software is among the most comprehensive and up-to-date solutions for cytogenetics and molecular genetics, providing one solution for analysis and interpretation of all genomic variants from microarray and NGS data. VIA evolved from our NxClinical software to incorporate OGM data and is now our primary software solution for interpretation and reporting of genomic features from OGM data.

Testing and Laboratory Services
Our Bionano Laboratories business offers OGM based RUO testing to researchers, biotech and pharmaceutical companies, and others seeking OGM data. Bionano Laboratories also offers four OGM-based LDTs.
•OGM-DxTM HemeOne is a test that detects SVs defined by professional & medical guidelines as cytogenomic targets that aid in the diagnosis, prognosis, and therapeutic management of individuals with hematologic malignancies;
•OGM-DxTM FSHD is a test intended for individuals suspected of having FSHD type 1;
•OGM-DxTM Postnatal Whole Genome SV is an assay that detects SVs across the genome and provides comprehensive testing; and
•OGM-DxTM Prenatal Whole Genome SV is an assay that detects SVs across the genome and provides comprehensive testing for most common and rare chromosomal abnormalities for prenatal indications.
Additionally, Bionano Laboratories previously offered molecular genetic clinical testing services for individuals demonstrating clinical presentations consistent with NDDs, including ASDs and other disorders of childhood development, but as of March 1, 2024 has determined to phase out over time the offering of these products, including:
•FirstStepDx PLUS is a CMA designed to identify an underlying genetic cause in individuals with autism spectrum disorder, developmental delay, and intellectual disability;
•Fragile X syndrome (FXS) testing is designed to detect individuals (both males and females) with FXS, as well as carriers of the condition; and
•NextStepDx PLUS is a whole exome sequencing test designed to identify genetic variants that are associated with disorders of childhood development.
Market Opportunity
According to MarketsandMarkets, the worldwide market for genomics products and services is expected to reach approximately $54.4 billion by 2025, up from approximately $22.7 billion in 2020, representing a compound annual growth rate of 19%.
We expect to see OGM adoption in cytogenomics, in discovery research and in cell and gene therapy applications. Within cytogenetics and molecular pathology, we estimate that there are approximately 10,000 cytogenetic labs on a worldwide basis (excluding India and developing countries). We estimate that these labs analyze approximately 10.0 million samples per year. Additionally, we estimate that approximately 1,400 pharmaceutical and biotech companies are engaged in research and development of various cell therapies that rely on methods, including cytogenetics. Based on these estimates, we believe the economic potential for OGM in these markets is approximately $10.0 billion annually, $3.0 billion of which we attribute to cell and gene therapy applications. We believe there are additional potential future market opportunities for OGM including newborn screening, population genomics, and neurological and cardiological risk assessment which are not included in our estimates above.
We believe the three areas of the genomics market that are driving demand for the OGM systems today:
•Consolidation of traditional cytogenetics techniques in two applications - constitutional genetic disease and cancer. To provide a robust clinical analysis, cytogenetic assays detect SVs that are linked to specific diseases or therapeutic responses. The technologies used for detecting SVs are expensive and involve cumbersome workflows with relatively limited ability to scale to higher volumes or more complex testing panels. Sequencers tend not to be used for cytogenetics due to their inability to reliably detect SVs. Cytogenetics laboratories are beginning to adopt OGM systems as a more effective, scalable and efficient approach to finding the SVs causative to constitutional genetic diseases and cancer. For this segment, an OGM system can be used as the sole tool for providing comprehensive and accurate detection of all classes of SVs and enable clinically relevant calls without the need for any sequencing or legacy cytogenetic technology. We estimate that labs analyze approximately 1.7 million constitutional genetic disease samples per year and approximately 8.3 million cancer samples per year.
•Cell and gene therapy applications. An important part of cell and gene therapy applications is to ensure that genomic modifications did not introduce any SVs into the cell population. Our OGM systems have been used by researchers to evaluate the ability of OGM to detect SVs that may impact cellular stability. Several studies have been published showing the OGM can be used to evaluate cellular stability. We believe that cell and gene therapy is an emerging market opportunity and could be up to $3.0 billion annually with the potential for approximately 2.4 million samples per year analyzed.
We believe that if our OGM-based solutions can successfully penetrate these addressable market opportunities, and should spur additional basic and translational research creating new areas where the OGM instruments and OGM data can be used to improve the standard of care and patient management. These may include preconception, products of conception and prenatal genetic applications, uses to advance gene editing techniques and precision medicine. In the long term, we anticipate potential opportunities in newborn screening, population genomics, and neurological and cardiological risk assessment.
Our Strategy
We are primarily focused on driving adoption of OGM through our OGM systems. Our goal is to streamline SV identification and enable new research in genomics to allow greater insight into their role in human health in ways that have not been possible with any other current research and diagnostic technologies.
Our strategy to achieve this goal includes:
•Demonstrate that our OGM systems are a superior alternative to traditional techniques in constitutional genetic disorders and hematologic malignancy applications. Optical genome mapping has demonstrated superior detection sensitivity for all classes of SVs relative to karyotyping, FISH and CMA in numerous peer-reviewed publications over the past several years and offers benefits of improved assay success rates, faster time to result and a lower total cost. The value proposition and competitive differentiation for OGM in cytogenetics market is exceptionally strong with an immediate opportunity to digitize legacy microscope techniques (karyotyping) with a superior approach using an OGM system.
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
•Support the publication of findings with OGM by our customers beyond the more than 1000 papers published to date. The annual number of publications featuring data generated by Bionano OGM systems has steadily increased since 2010 when the first publication appeared. Of these 1000 peer-reviewed and pre-print papers, more than 67% were published since 2021. We intend to continue to support and foster our customer base to help grow the number of publications featuring our systems’ data. We believe that these publications are impactful as they cover SVs in areas of high unmet medical need, such as rare and undiagnosed pediatric diseases, neurological and muscular diseases, developmental delays and disorders, multiple leukemia, lymphoma and myelomas as well as cell and gene therapy applications.
•Continue to innovate our products and technologies. We designed our OGM systems to accommodate performance enhancements without the need for replacement of the entire instrument. For example, hardware upgrades and new consumables may be made available to purchase by customers. We intend for these performance enhancements to be delivered on a regular basis. In addition, we periodically make available software upgrades to customers through download. We expect to continue developing and refining our technologies to improve the ease of use of our OGM systems and enable our existing installed systems to meaningfully increase sample throughput and sensitivity and specificity of SV detection. The Saphyr system images DNA at a rate of approximately 205 gigabase pairs (Gbp) per hour, and the Stratys system images nearly 820 Gbp per hour.
•Partner with industry-leading companies and laboratories to expand adoption in clinical markets. Establish additional collaborations with customers to help drive validating studies. Expand partnership efforts with clinical diagnostic companies to commercialize LDTs in the U.S. as well as LDTs and approved tests outside the U.S.
•Complement NGS with OGM in translational, applied and discovery research markets. In addition to the three areas of the genomics market that are driving demand for the OGM systems today, we believe the combination of NGS and OGM can provide the most comprehensive and cost-effective analysis of genome variants from SNVs to whole chromosomes. NGS is capable of measuring genome variants below 500 bp while OGM bridges the gap by enabling detection of all SVs above 500 bp to reveal more answers and resolve previously unresolved cases from using NGS alone. There are over 15,000 NGS instruments installed globally and our vision is for each of these sequencers to be complemented with an OGM system to provide a more comprehensive picture of the genome for more discoveries, publications and translation into molecular genetics.
Sales and Marketing
As of December 31, 2023, our commercial team consisted of 146 individuals in sales, sales support and marketing. Our sales support personnel include individuals in customer solutions, field service engineers and field application specialists. This commercial staff is primarily located in North America, Europe, and China. Most of our sales support team is located at our headquarters in San Diego, California and some work remotely throughout North America, Europe, and China.

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
We sell our products through a network of distributors in the Asia-Pacific region and select other markets outside of North America and Europe. For example, we distribute our instruments and reagents via third-party distributors in markets such as China, Japan, South Korea, Singapore, Australia, India and South Africa.
The role of our sales managers and sales representatives is to educate customers on the advantages of OGM and the applications that our systems make possible. The role of our field application specialists is to provide on-site training and scientific technical support to prospective and existing customers. Our field application specialists are technical experts with advanced degrees, including nine with PhDs., and generally have extensive experience in academic research and core sequencing lab experience.
In addition, we maintain an applications lab team in San Diego, California composed of scientific experts who can transfer knowledge from the research and development team to the field application specialists. The applications lab team also runs foundational scientific collaborations and proof of principle studies, which help demonstrate the value of our product offering to prospective customers. This team also provides commercial services by running samples on an OGM system for researchers who do not have an OGM system of their own.
Our systems are relatively new to the life science marketplace and require a capital investment by our customers. The sales process typically involves numerous interactions and demonstrations with multiple people within an organization. Some potential customers conduct in-depth evaluations of the system including having us run experiments on in-house OGM systems. In addition, in most countries, sales to academic or governmental institutions require participation in a tender process involving preparation of extensive documentation and a lengthy review process. Because of these factors and the budget cycles of our customers, our sales cycle, the time from initial contact with a customer to our receipt of a purchase order, can often be nine to 12 months.
Bionano Laboratories primarily sells a suite of LDTs to pediatric physicians through a physician-directed “in-person” sales model. This commercial staff is located in North America, and the sales personnel primarily work remotely in U.S. states where Bionano Laboratories has obtained insurance reimbursement. The sales and marketing efforts are targeted primarily at specialty pediatricians, including pediatric neurologists, medical geneticists, and developmental and behavioral pediatricians. Bionano Laboratories also targets general pediatricians with large numbers of patients. Their managed care efforts are directed to establishing contracts and/or credentialing with private and governmental insurance carriers that provide coverage for patients with ASD and other forms of NDDs. As of March 1, 2024, we have determined to phase out over time the offering of these LDTs.
Instruments
Our first Stratys instruments are being manufactured in-house; however, we will eventually be moving manufacturing of the Stratys instrument to the same third-party medical device manufacturer that manufactures our Saphyr instrument. Complete or nearly complete instruments are shipped by the manufacturer to us for final assembly and quality control testing. Upon completion, we ship directly to our customers’ locations globally, or distributors’ locations in the case of certain systems sold in the Asia-Pacific region. Installation of, and training on, our products is provided by our employees in the markets where we conduct direct sales, and by distributors in those markets where we operate with distributors.
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
Consumables
All of our chip consumables for both OGM and ITP applications are produced by third-party manufacturers at their facilities; however, we have established procedures for replacement manufacturers if required. We complete final assembly and quality control assessments of our chips at our headquarters in San Diego, California.
Our OGM reagents are sourced from a limited number of suppliers, including certain single source suppliers. Our ITP reagents are sourced from a limited number of suppliers, including certain single source suppliers and also prepared in-house at our facility in San Diego, California. The OGM reagents include all components required to run a sample on OGM, such as capture and detector reagents, enzyme reagents and enzyme substrate. The ITP reagents include all the components required to run a sample for isolation and purification of nucleic acid. Although we believe that alternatives would be available for both our OGM reagents and ITP reagents, it would take time to identify and validate replacement reagents for our assay kits, which could negatively affect our ability to supply assay kits on a timely basis. Some reagents are supplied through a single source supplier. This supplier requires a sufficient notification period to allow for supply continuity and the identification and technology transfer to a new supplier in the event either party wishes to terminate the relationship.
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
Software
Our fundamental long-term software strategy is based on our goal of making OGM ubiquitous. We believe that simplified data interpretation and a seamless integration with NGS and array data to provide the most compressive genome analysis will increase utilization. In addition, we can participate directly in the NGS and array markets for genetic disease and cancer applications independent of OGM using a monetization model with a pay-per-sample VIA software offering. In this manner we can expand our network of Bionano customers into our software ecosystem with among the most comprehensive platform-agnostic genome interpretation solution where our proprietary original content in OGM can be adopted when needed to obtain a more comprehensive view of the genome by revealing all classes of SVs.
Testing and Laboratory Services
Bionano Laboratories’ OGM testing is performed at our lab in San Diego, California, or at our partner labs in the United States and Europe. Bionano Laboratories intends to increase its testing capacity. Bionano Laboratories has CLIA certification for its San Diego lab.
For diagnostic testing, Bionano Laboratories maintains contracts with a network of laboratories to perform the wet work on various non-OGM LDT tests in order to conserve capital and maintain flexibility of adjusting contract labs to seek the best-in-class/most updated technology and customer service. As of March 1, 2024, we have determined that Bionano Laboratories will phase out over time the offering of the non-OGM LDT tests. As of December 31, 2023, Bionano Laboratories has established contracts with four primary laboratories to perform wet lab services. All third-party laboratories have met stringent criteria and are CLIA-certified. Bionano Laboratories obtains raw data from contracted laboratories for select tests and then performs its own interpretation and reporting. In addition, Bionano Laboratories’ plans to continue to offer OGM-based LDTs to be performed at its San Diego facility, four of which have been announced.
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
We have developed a global patent portfolio that includes more than 151 issued patents across approximately 39 patent families that are either owned or exclusively licensed. The owned and licensed patent families contain issued patents and pending applications that relate to devices, systems, and methods for macromolecular analysis, isolation and purification of molecules, genetic testing, computer software systems and reflect our active and ongoing research programs.
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
Optical Genome Mapping
Our OGM products are currently intended for RUO applications, although our customers may use our products to develop their own products that are subject to regulation by the FDA. Although most products intended for RUO are not currently subject to clearance or approval by the FDA, RUO products fall under the FDA’s jurisdiction if they are used for clinical rather than research purposes. Consequently, our products are labeled “For Research Use Only.”
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
Laboratory Developed Tests (LDTs)
Federal agencies involved in the regulation of LDTs include CMS and the FDA. CMS regulates the quality of clinical laboratories and the clinical testing process pursuant to the Clinical Laboratory Improvement Amendments of 1988 (CLIA) and the FDA regulates the safety and effectiveness of the diagnostic test pursuant to authorities in the Federal, Food, Drug, and Cosmetic Act (FDCA). Although the FDA has statutory authority to regulate medical devices, the FDA has historically exercised its enforcement discretion and not enforced applicable provisions of the FDCA and FDA regulations with respect to LDTs, which are a subset of in vitro diagnostic tests that are intended for clinical use and designed, manufactured and used entirely within a single laboratory. The FDA does not consider devices to be LDTs if they are designed or manufactured completely, or partly, outside of the laboratory that offers and uses them. We sell our OGM systems on an RUO basis to CLIA certified cytogenetic laboratories, which may use the system to develop LDTs.

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
Europe/Rest of World Government Regulation
Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of our product for clinical diagnostic use in those countries. The regulations in other jurisdictions vary from those in the U.S. and may be easier or more difficult to satisfy and are subject to change. For example, the European Union (“EU”) recently published new regulations that will result in greater regulation of medical devices and IVDs. The IVD Regulation is significantly different from the IVD Directive that it replaces in that it will ensure that the new requirements apply uniformly and on the same schedule across the member states, including a risk-based classification system and increasing the requirements for conformity assessment. The conformity assessment process results in the receipt of a CE designation which has been sufficient to begin marketing many types of IVDs. That process will become more difficult and costly to complete.
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
Laboratories that purchase certain of our OGM products and perform clinical diagnostic testing are also subject to extensive regulation under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), requiring clinical laboratories to meet specified standards in areas such as personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. Adverse interpretations of current CLIA regulations or future changes in CLIA regulations could have an adverse effect on sales of any affected products. Moreover, if we decide to operate our own clinical testing laboratory with respect to our OGM products, such clinical testing would require compliance with CLIA. If, in the future, we operate our own clinical laboratory to perform clinical diagnostic testing with respect to our OGM products, such activities would become subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and its corresponding regulations, as well as additional federal and state laws that impose a variety of fraud and abuse prohibitions on healthcare providers, including clinical laboratories.
Coverage and Reimbursement
Currently, our OGM products are for research use only, but clinical laboratories may acquire our instrumentation through a capital purchase or capital lease and use of an OGM system and direct label and stain chemistry to create their own diagnostic tests and potentially seek reimbursement for such tests. Our customers may generate revenue for these testing services by seeking the necessary approval of their product from the FDA or CMS, along with coverage and reimbursement from third-party payors, including government health programs and private health plans. The ability of our customers to commercialize diagnostic tests based on our technology will depend in part on the extent to which coverage and reimbursement for these tests will be available from such third-party payors.
In the U.S., molecular pathology tests have multiple options for reimbursement coding. Current Procedural Terminology (“CPT”) codes developed by the American Medical Association (“AMA”), can be assigned to new products through applying for either a Proprietary Laboratory Analysis (“PLA”) code or through applying for a category 1 CPT code. IT is also an option to use an unlisted molecular pathology code such as 81479. There are several PLA codes on the Medicare Clinical Lab Fee Schedule (“CLFS”) for OGM-based tests as of January 01, 2024. Additionally, CMS, through its Medicare contractors, can write coverage determinations for molecular testing through their LCD process. Private health plans often follow CMS coverage and reimbursement guidelines to a substantial degree, and it is difficult to predict what CMS will decide with respect to the coverage and reimbursement of any products or services our customers try to commercialize.
In Europe, coverage for molecular diagnostic testing is varied. Countries with statutory health insurance (e.g., Germany, France, The Netherlands) tend to be more progressive in technology adoption with favorable reimbursement for molecular diagnostic testing. In countries such as the United Kingdom (“UK”) with tax-based insurance, adoption and reimbursement for molecular diagnostic testing is not uniform and is influenced by local budgets.
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
CLIA provides that a state may adopt laboratory licensure requirements and regulations that are more stringent than those under federal law and requires compliance with such laws and regulations. The State of Utah follows all CLIA regulations for laboratory facility and personnel requirements. Utah does not have any additional licensure and regulations. The State of California follows CLIA regulations for in-state laboratory facilities, but requires additional licensing requirements for laboratory personnel established by the California Department of Public Health (CDPH). As of December 31, 2023, we received CAP accreditation for the San Diego facility.
Additionally, certain states require clinical laboratories to obtain out-of-state licenses to test specimens from patients, or to receive orders from physicians, within those states. Our Salt Lake City and San Diego facilities currently hold such out-of-state laboratory licenses in Pennsylvania and Maryland.
HIPAA and other Privacy Laws
HIPAA established comprehensive federal standards for the privacy and security of health information. The HIPAA standards apply to three types of organizations: health plans, healthcare clearing houses, and healthcare providers that conduct certain healthcare transactions electronically (“Covered Entities”). Title II of HIPAA, the Administrative Simplification Act, contains provisions that address the privacy of health data, the security of health data, the standardization of identifying numbers used in the healthcare system and the standardization of certain healthcare transactions. The privacy regulations protect medical records and other protected health information by, among other things, limiting their use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. The HIPAA security standards require the adoption of administrative, physical, and technical safeguards and the adoption of written security policies and procedures.
On February 17, 2009, Congress enacted Subtitle D of the Health Information Technology for Economic and Clinical Health Act (“HITECH”), provisions of the American Recovery and Reinvestment Act of 2009. HITECH expanded and strengthened HIPAA, created new targets for enforcement, imposed new penalties for noncompliance and established new breach notification requirements for Covered Entities. Regulations implementing major provisions of HITECH were finalized on January 25, 2013 through publication of the HIPAA Omnibus Rule.
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
The General Data Protection Regulation (“GDPR”), which applies to all EU member states from May 25, 2018, also applies to some of our operations. The GDPR is discussed in more detail elsewhere in this report. The GDPR applies not only to organizations within the EU, but also applies to organizations outside of the EU that offer goods or services to EU data subjects or that process or hold personal data of EU data subjects. Additionally, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR (“UK GDPR”), which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in the UK national law. Both the GDPR and the UK GDPR regulations specify potential liabilities for certain data protection violations, and we anticipate that it will result in a greater compliance burden for us as we conduct our business in the EU. Fines for non-compliance can range from the greater of 2% of annual global revenues or €10 million, up to the greater of 4% of annual global revenues or €20 million. The GDPR is discussed in more detail under the heading “International Regulations” below.
Reimbursement and Billing
Reimbursement and billing for diagnostic services is highly complex. Laboratories must bill various payors, such as private third-party payors, including managed care organizations, and state and federal health care programs, such as Medicare and Medicaid, and each may have different billing requirements. Additionally, the audit requirements Bionano Laboratories must meet to ensure compliance with applicable laws and regulations, as well as our internal compliance policies and procedures, add further complexity to the billing process. Other factors that complicate billing include:
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
Depending on the reimbursement arrangement and applicable law, the party that reimburses us for our services may be:
•a third-party who provides coverage to the patient, such as an insurance company or managed care organization;
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
Further, the Eliminating Kickbacks in Recovery Act of 2018 (“EKRA”), prohibits payments for referrals to recovery homes, clinical treatment facilities, and laboratories. EKRA’s reach extends beyond federal health care programs to include private insurance (i.e., it is an “all payor” statute). For purposes of EKRA, the term “laboratory” is defined broadly and without reference to any connection to substance use disorder treatment. The law includes a limited number of exceptions, some of which closely align with corresponding federal Anti-Kickback Statute exceptions and safe harbors, and others that materially differ.
Physician Self-Referral Bans
The federal ban on physician self-referrals, commonly known as the “Stark Law”, prohibits, subject to certain exceptions, physician referrals of Medicare patients to an entity providing certain designated health services, which include laboratory services, if the physician or an immediate family member of the physician has any financial relationship with the entity. Several Stark Law exceptions are relevant to arrangements involving clinical laboratories, including but not limited to: (1) fair market value compensation for the provision of items or services; (2) payments by physicians to a laboratory for clinical laboratory services; (3) certain space and equipment rental arrangements that satisfy certain requirements; and (4) personal services arrangements. Penalties for violating the Stark Law include the return of funds received for all prohibited referrals, fines, civil monetary penalties and possible exclusion from federal health care programs. In addition to the Stark Law, many states have their own self-referral bans, which may extend to all self-referrals, regardless of the payor.
State and Federal Prohibitions on False Claims
The federal False Claims Act (“FCA”) imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government. Under the FCA, a person acts knowingly if he or she has actual knowledge of the information or acts in deliberate ignorance or in reckless disregard of the truth or falsity of the information. Specific intent to defraud is not required. The qui tam provisions of the FCA allow a private individual to bring an action on behalf of the federal government and to share in any amounts paid by the defendant to the government in connection with the action. Penalties include payment of up to three times the actual damages sustained by the government, plus significant civil penalties, as well as possible exclusion from federal health care programs. In addition, various states have enacted similar laws modeled after the FCA that apply to items and services reimbursed under Medicaid and other state health care programs, and, in several states, such laws apply to claims submitted to any payor.

Civil Monetary Penalties Law
The federal Civil Monetary Penalties Law (the “CMP Law”), prohibits, among other things, (1) the offering or transfer of remuneration to a Medicare or state health care program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies; (2) employing or contracting with an individual or entity that the provider knows or should know is excluded from participation in a federal health care program; (3) billing for services requested by an unlicensed physician or an excluded provider; and (4) billing for medically unnecessary services. The penalties for violating the CMP Law include exclusion, substantial fines, and payment of up to three times the amount billed, depending on the nature of the offense.
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
International Regulations
We market some of our tests outside of the United States and are subject to foreign regulatory requirements governing laboratory licensure, human clinical testing, use of tissue, privacy and data security, and marketing approval for our tests. These requirements vary by jurisdiction, differ from those in the United States and may require us to implement additional compliance measures or perform additional pre-clinical or clinical testing. For example, the In Vitro Diagnostic Medical Devices (2017/746/EU) (“IVDR”) will replace the existing In Vitro Diagnostic Medical Devices Directive (98/79/EC) (“IVDD”) in the EU. The IVDR was published in May 2017, marking the start of a five-year period of transition from the IVDD. During the transitional period the IVDR will come into force gradually, starting with the provisions related to the designation of Notified Bodies and the ability of manufacturers to apply for new certificates under the IVDR. The transitional period will end on 26 May 2022, the “Date of Application” of the IVDR. From that point the IVDR will apply fully. The EU has also implemented the GDPR, which requires us to meet new and more stringent requirements regarding the handling of personal data about EU residents. In many countries outside of the United States, coverage, pricing and reimbursement approvals are also required. We are also required to maintain accurate information on and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, as amended (“FCPA”) its books and records provisions and its anti-bribery provisions.
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
Healthcare Reform
In the U.S. and abroad, there have been and continue to be a number of legislative initiatives to contain healthcare costs and change the way healthcare is financed. By way of example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (collectively, the “ACA”), became law. The ACA is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.
Further, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The Inflation Reduction Act of 2022 (“IRA”) also eliminates the coverage gap under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In addition, on April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed into law, which, among other things, significantly altered the payment methodology under the Medicare CLFS. PAMA requires certain laboratories performing clinical diagnostic laboratory tests to report to CMS the amounts paid by private payors for laboratory tests. Beginning on January 1, 2018, CMS has begun using reported private payor pricing to periodically revise payment rates under the CLFS. Based on current law, between January 1, 2025 and March 31, 2025, applicable laboratories will be required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2025 to 2027 CLFS rates.
We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services. In addition, sales of our tests outside of the U.S. will subject us to foreign regulatory requirements, which may also change over time.
Acquisitions
We acquired Purigen in November 2022. For a further discussion of this acquisition, please refer to Note 14 (Acquisitions), to our consolidated financial statements included in this Annual Report.
Human Capital Management
As of December 31, 2023, we had 344 employees, of which 146 work in sales, sales support and marketing, 127 work in research and development, and 71 work in general and administrative. This is slightly higher than our expected number of employees as announced in October 2023. Based on a continuing assessment of needs we determined that 17 employees would be needed longer than anticipated and we extended the employment of 11 employees to January 2, 2024, of four employees to varying dates in February 2024, of one employee to March 2024, and of one employee to April 2024. Additionally, we determined that six employees would not be included in the originally planned reduction. As of December 31, 2023, of our 344 employees, 273 were located in the U.S. and 71 were employed outside the U.S. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.
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
Our principal executive offices are located at 9540 Towne Centre Drive, Suite 100, San Diego, California 92121, and our telephone number is (858) 888-7600. Our website address is www.bionano.com. Information contained in, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on our website to be part of this Annual Report. Our design logo, “Bionano,” and our other registered and common law trade names, trademarks and service marks are the property of Bionano Genomics, Inc.
Available Information
Access to our Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the SEC, may be obtained through the investor section of our website at http://www.bionano.com. We do not charge for access to and viewing of these reports. Information in the investor section and on our website is not part of this Annual Report or any of our other securities filings. Our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included unless otherwise specified, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.
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
Since our inception, we have incurred recurring net losses. We incurred net losses of $232.5 million and $132.6 million, and used cash in operations of $24.2 million and $82.8 million for the twelve months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $581.2 million. We cannot predict if we will be profitable in the near future or at all. We expect that our losses will continue for the foreseeable future as we plan to invest significant additional funds toward the expansion of our commercial organization, research and development efforts and capital expenditures, among other things. Our recent acquisitions have increased our expenses and we expect that any future acquisitions of businesses, assets, products or technologies will further increase our expenses, which may result in additional losses. We also expect significant increases in our stock-based compensation expense in future periods, reflecting higher stock option valuations as a public company and the issuance of additional equity awards. In addition, we incur significant legal, accounting and other expenses as a result of being a public company, especially as we no longer qualify as an emerging growth company and are therefore required to comply with additional disclosure and compliance requirements. These factors, among others, will make it hard for us to achieve and sustain profitability. We may also incur significant losses in the future for a number of other reasons, many of which are beyond our control, including the level of market acceptance of our products, the introduction of competitive products and technologies, our future product development efforts, our market penetration and our margins, as well as the other risks described below.
Our recurring losses, negative cash flows and significant accumulated deficit have raised substantial doubt regarding our ability to continue as a going concern.
Since inception, we have experienced recurring operating losses and negative cash flows from operating activities, and have significant accumulated deficit. We expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. We received net proceeds of approximately $75.2 million, after deducting placement agent fees and offering expenses from the issuance and sale of our securities pursuant to the Purchase Agreement in October 2023, as amended pursuant to that certain letter agreement (the “Letter Agreement”) and Amendment to the Registered Note (the “Amendment”) entered into by us with the Purchaser of the Notes in February 2024. Based on our current business plans, we believe such net proceeds together with our existing cash and cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements into at least the third quarter of 2024. This estimate assumes the inclusion of the amount equal to the sum of (i) the outstanding principal amount of the Registered Notes plus (ii) approximately $0.7 million that we are required to hold as restricted cash in an account control agreement under the terms of the Registered Notes. See Note 9 (High Trail Agreement) to our consolidated financial statements for a further discussion of our recent debt financing. Our existing cash and cash equivalents and short-term investments, will not be sufficient for us to achieve cash-flow break even and we expect to need to seek additional capital based on favorable market conditions or strategic considerations alternatives in the future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. As a result, our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.
We are an early commercial-stage company and have a limited commercial history, which may make it difficult to evaluate our current business and predict our future performance.
We are an early commercial-stage company and have a limited commercial history. Our limited commercial history may make it difficult to evaluate our current business and, especially when combined with the other risk factors listed in this section, makes predictions about our future success or viability subject to significant uncertainty. In particular, we had significantly increased our headcount through recent acquisitions of other businesses and the expansion of our sales, marketing and research and development teams, which has increased our operating costs in a manner not historically reflected in our consolidated financial statements. Because our business model has evolved over time, and combined with our recent acquisitions, this has impacted the composition and concentration of our revenues, which we expect to continue to change with any future acquisitions and further expansion of our operations. These changes in revenue and expenses, among others, may make it difficult to evaluate our current business, assess our future performance relative to prior performance and accurately predict our future performance. We have encountered in the past, and will continue to encounter in the future, risks and difficulties frequently experienced by early commercial-stage companies, including those associated with scaling up our infrastructure, increasing the size of our organization, integrating acquired businesses and implementing cost savings initiatives. If we do not address these risks successfully, or if our assumptions regarding these risks and uncertainties are incorrect or change over time, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be materially and adversely affected.
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
•adoption of our OGM solutions on our OGM systems, Ionic Purification system or successor systems;
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
•geopolitical and macroeconomic developments, such as the conflict between Ukraine and Russia and related sanctions, conflicts in the middle east, potential future disruptions in access to bank deposits or lending commitments due to bank failures, global pandemics, inflation, increased cost of goods, supply chain issues, and global financial market conditions;

•our ability to successfully integrate new personnel, technology and other assets that we may acquire into our company;
•any cost saving and restructuring initiatives;
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
Our continued growth is likely to require significant capital expenditures and might divert financial resources from other projects such as the development or integration of new products, technologies and services. As additional products and technologies are commercialized, we may need to incorporate new equipment, implement new technology systems, or hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher product costs, declining product quality, deteriorating customer service, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and technologies, and could damage our reputation and the prospects for our business.
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
Our future capital needs are uncertain and we may require additional funding in the future to advance the commercialization of our OGM systems, Ionic Purification system, VIA software, and our other products, technologies and services, as well as continue our research and development efforts. If we fail to obtain additional funding, we will be forced to delay, reduce or eliminate our commercialization and development efforts.
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash in order to continue the commercialization of our products and technologies, fund our research and development programs, and execute potential strategic transactions. In connection with the preparation of our financial statements for the fiscal year ended December 31, 2023, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents and short-term investments will not be sufficient for the next twelve months from the issuance of our report for the fiscal year ended December 31, 2023. Our ability to execute our operating plan depends on our ability to generate sales and obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. For example, we will likely need to raise substantial additional capital to:
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
•acquire or invest in complementary businesses or assets;
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
•our ability to satisfy any outstanding or future debt obligations including our obligations under the Notes and the Purchase Agreement;
•increasing interest rates;
•supply chain disruptions;
•the success of our existing distribution and marketing arrangements and our ability to enter into additional arrangements in the future;
•the effects of geopolitical or macroeconomic developments, such as the ongoing military conflict between Russia and Ukraine and, related sanctions, the conflicts in the middle east, potential future disruptions in access to bank deposits or lending commitments due to bank failures and global pandemics; and
•the effect of competing technological and market developments.
As of December 31, 2023, we had $17.9 million in cash and cash equivalents, $48.8 million in short-term investments, and $35.5 million in restricted cash and cash equivalents and restricted short-term investments,. We received net proceeds of approximately$75.2 million from the issuance and sale of our securities pursuant to the Purchase Agreement in October 2023, a portion of which was used to redeem the $17.0 million aggregate principal amount outstanding of Private Placement Notes in February 2024. Based on our current business plans, we believe such net proceeds together with our existing cash and cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements into at least the third quarter of 2024. This estimate assumes the inclusion of the amount equal to the sum of (i) the outstanding principal amount of the Registered Notes plus (ii) approximately $0.7 million that we are required to hold as restricted cash in an account control agreement under the terms of the Registered Notes. Our existing cash and cash equivalents and short-term investments, will not be sufficient for us to achieve cash-flow break even and we expect to need to seek additional capital in the near future.
We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Any equity or debt securities we issue could provide for rights, preferences, or privileges senior to those of holders of our common stock. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. In addition, we may not be able to access a portion of our existing cash and cash equivalents and short-term investments or “restricted cash or restricted investments” in the account control agreement due to market conditions such as potential future disruptions in access to bank deposits or lending commitments due to bank failures.
Global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of ongoing geopolitical or macroeconomic developments. If these conditions persist or worsen, we could experience an inability to access additional capital. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our technologies and products. We also may have to reduce marketing, customer support or other resources devoted to our products or technologies or cease operations. Any of these factors could have a material adverse effect on our financial condition, operating results and business. Any of the foregoing could significantly harm our business, prospects, financial condition and results of operation and could cause the price of our securities to decline. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to conduct our strategic operations. Any failure or delay in securing financing could impact our ability to continue as a going concern.
Servicing the Notes requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our obligations under the Notes or our other permitted indebtedness.
Our ability to make scheduled payments of principal or default interest, if any, or to refinance the Notes or our other permitted indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. As of December 31, 2023, we had aggregate principal amount outstanding under the Notes of $61.0 million and following the redemptions in February 2024 as described in Note 9 (High Trail Agreement) to our consolidated financial statements we had approximately $24.3 million outstanding under the Notes. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the Notes or our other permitted indebtedness. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may only prepay the Notes in full without the consent of the holders under certain circumstances, and our ability to refinance the Notes or our other permitted indebtedness will also depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Notes or our other indebtedness. As of December 31, 2023, there is substantial doubt about our ability to continue as a going concern and servicing the Notes continues to impact our cash flow and liquidity.
The terms of the Notes and the Purchase Agreement restrict our current and future operations. Upon an event of default under the Notes, we may not be able to make any accelerated payments under the Notes or our other permitted indebtedness.
The Notes and the Purchase Agreement contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest. In particular, the Notes contain customary affirmative and negative covenants (including covenants that limit our ability to incur debt, make investments, transfer assets, engage in certain transactions with affiliates and merge with other companies, in each case, other than those permitted by the Notes, and that require us to maintain a share reserve in respect of the Notes and Registered Warrants (as defined in the Notes to Consolidated Financial Statements)) and events of default, and the Notes and the Purchase Agreement contains customary covenants (including covenants that limit our ability to issue additional securities during specified periods and enter into variable rate transactions). Furthermore, we will be required to maintain: (A) cash and cash equivalents subject to account control agreements in favor of the Purchaser in a minimum amount equal to the sum of (i) the outstanding principal amount of the Registered Notes plus (ii) approximately $0.7 million; (B) an “at the market” program, equity line of credit, or similar program approved by the Purchaser with aggregate available, accessible and unused capacity to generate gross proceeds to us of at least $50 million; and (C) beginning with the fiscal quarter ending March 31, 2024, our and our wholly owned subsidiaries’ Available Cash (as defined under the Notes) on the last calendar day of each quarter shall be greater than or equal to (x) our and our wholly owned subsidiaries’ cash and cash equivalents on the last day of the immediately preceding fiscal quarter, less (y) $30.0 million. Our ability to meet the financial tests under the Notes can be affected by events beyond our control, and we may be unable to meet them.
A breach of the covenants or restrictions under the Notes and the Purchase Agreement or under the agreements governing any of our other permitted indebtedness could result in an event of default under the applicable indebtedness. Such a default may allow holders of the Notes, if any, or the holders or lenders of our other permitted indebtedness, as applicable, to accelerate the related indebtedness, which may result in the acceleration of other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, such lenders or holders could terminate commitments to lend money, if any. Furthermore, if we were unable to repay the Notes or other permitted indebtedness then due and payable, secured lenders could proceed against the assets, if any, securing such indebtedness. In the event such lenders or holders accelerate the repayment of the Notes, or our other permitted borrowings, we may not have sufficient assets to repay that indebtedness. A default would also likely significantly diminish the market price of our common stock. Furthermore, as a result of these restrictions, we may be limited in how we conduct and grow our business, be unable to compete effectively or be unable to take advantage of new business opportunities. These restrictions may affect our ability to grow in accordance with our strategy.
Unfavorable geopolitical and macroeconomic developments could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and adverse geopolitical and macroeconomic developments, including without limitation inflation, potential future disruptions in access to bank deposits or lending commitments due to bank failures, slowing growth, rising interest rates and recession and the conflicts in the middle east. A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, although inflation rates have been recently declining, particularly in the United States, they remain at levels not seen in years. Continuing high inflation rates may result in decreased demand for our products and services, increases in our operating costs (including our labor costs), prolonged unemployment, reduced liquidity and has limited and may continue to limit our ability to access credit or otherwise raise capital on acceptable terms, if at all. Risks of a prolonged economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy, regardless of the reason for the decline, could also strain our suppliers, possibly resulting in supply disruption. For example, higher energy prices in Europe are causing an increase in cloud computing expenses, which impacts the cost for us and our partners. Any actual or perceived disruption in our product distribution channel could alter customer buying decisions, prompting customers to delay or cancel their orders, which would negatively impact our sales revenue and could harm our reputation.
Additionally, following the invasion of Ukraine by Russia, financial markets around the world experienced volatility. In response to the invasion, the United States, UK and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted, and could continue to result in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity, in both Europe and globally, and has introduced significant uncertainty into global markets. In particular, the Russia-Ukraine conflict has contributed to rapidly rising costs of living (driven largely by higher energy prices) in Europe and other advanced economies. As the adverse effects of this conflict continue to develop and potentially spread, both in Europe and throughout the rest of the world, our customers may be negatively impacted, which in turn may cause them to delay purchasing decisions and otherwise depress the level of spend conducted by such customers for our products, technologies and services. Further, a weak or declining economy could strain our suppliers, possibly resulting in additional supply disruption. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. We have operations, as well as current and potential new customers throughout Europe. If economic conditions in Europe and other key markets for our products and technologies continue to remain uncertain or deteriorate further, we could experience adverse effects on our business, supply chain, partners or customers.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use, excise or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation including the Tax Cuts and Jobs Act of 2017; the Coronavirus Aid, Relief, and Economic Security Act; and the IRA, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. These developments, along with any other future changes in U.S. tax laws could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation.
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
In addition, effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Unless the United States Department of the Treasury issues regulations that narrow the application of this provision to a smaller subset of our research and development expenses or the provision is deferred, modified, or repealed by Congress, it could harm our future operating results by effectively increasing our future tax obligations. The actual impact of this provision will depend on multiple factors, including the amount of research and development expenses we will incur, whether we achieve sufficient income to fully utilize such deductions and whether we conduct our research and development activities inside or outside the United States.
Our ability to use net operating losses and certain other tax attributes to offset future taxable income and taxes may be subject to limitations.
As of December 31, 2023, we had federal and state tax net operating loss carryforwards of $394.0 million and $159.4 million, respectively. The federal tax loss carryforwards include $370.2 million that do not expire, but utilization of such tax loss carryforwards is limited to 80% of our taxable income. The remaining federal tax loss carryforwards of $23.8 million begin to expire in 2027 unless previously utilized. Our state tax loss carryforwards began to expire in 2024 and will continue to expire unless previously utilized. As of December 31, 2023, we also had federal and California research credit carryforwards of $5.1 million and $9.4 million, respectively. The federal research credit carryforwards begin to expire in 2027 unless previously utilized. The California research credits carry forward indefinitely.
In addition, utilization of our net operating losses and research and development credit carryforwards is subject to limitations due to ownership changes that have occurred or that could occur in the future in accordance with applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law. We have experienced one or more ownership changes in the past and we may also experience additional ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control.
The Company performed an ownership change analysis pursuant to Section 382 of the Code and identified that ownership changes occurred on various dates that will limit the Company’s ability to utilize its net operating loss and R&D credit carryforwards. Based on the analysis, the Company’s deferred tax assets related to the tax attributes that will expire unused as a result of the ownership change limitations have been adjusted as of December 31, 2023 with related valuation allowance disclosed above. As a result of limitations arising from the prior ownership changes, $33.0 million of federal and $5.4 million of California net operating loss carry-forwards were removed from the inventory of deferred tax assets. In addition, $6.4 million of federal R&D tax credits were removed from the deferred tax assets as of December 31, 2023. Further, the Company’s deferred tax assets associated with such tax attributes could be significantly reduced upon a future ownership change within the meaning of Section 382 of the Code.
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
Our corporate cash saving initiatives and the associated headcount reductions we announced in May 2023, October 2023 and March 2024 could disrupt our business, and may not achieve our intended objectives.
In May 2023, October 2023 and March 2024, we undertook a cash savings initiative that included a reduction in force. These initiatives may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences and costs, such as increased difficulties in implementing our business strategy due to the loss of institutional knowledge and expertise, reduced strength of our sales force and marketing efforts, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while certain positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives, including restricting the strength of our sales force and marketing efforts, due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. Moreover, employee litigation related to the headcount reductions could be costly and prevent management from fully concentrating on the business. In addition, Bionano Laboratories’ planned phase out of the offering of certain testing services related to NDDs, including ASDs, and other disorders of childhood development could have a negative impact on our cash flow, financial conditions or results of operations. In 2023, these products generated approximately $7.0 million of our overall $36.1 million in revenues.
Our future financial performance and our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage future growth or restructuring, as the case may be. In addition, if we are unable to realize the anticipated benefits from our cash savings initiatives including those we discussed under “Part II. Item 7. Management’s Discussion and Analysis of Operations – Liquidity and Capital Resources”, or if we experience significant adverse consequences of such initiative, our business, financial condition, and results of operations may be materially adversely affected.
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
In March 2021, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) which provides for the sale, in our sole discretion, of shares of our common stock having a maximum aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal, which we amended in March 2023 to decrease the maximum aggregate offering price to $200.0 million going forward (the “Cowen ATM”). In the fiscal year ended December 31, 2022, we sold 0.7 million shares of common stock under the Cowen ATM for gross proceeds of approximately $23.1 million before deducting offering costs. In the year ended December 31, 2023, we sold approximately 12.5 million shares of common stock under the Cowen ATM for gross proceeds of approximately $57.8 million before deducting offering costs.
Further the conversion of the Notes, and exercise of the Registered Warrants issued in the Offering and Private Placement in October 2023 (as amended in February 2024) will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of the Notes or exercise of the Registered Warrants. In addition, if the Purchaser exercises its option to purchase the Subsequently Purchased Notes (as defined in Note 9 (High Trail Agreement) to our consolidated financial statements) and warrants, this will dilute the ownership interests of existing stockholders further to the extent we deliver shares upon conversion of such Subsequently Purchased Notes and exercise of the warrants. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes and Registered Warrants may encourage short selling by market participants because the conversion of the Notes and exercise of the Registered Warrants could be used to satisfy short positions, or anticipated conversion of the Notes or exercise of the Registered Warrants into shares of our common stock could depress the price of our common stock. In addition, we issued shares of our common stock in connection with our acquisitions of Lineagen and BioDiscovery. Any future significant sales of our capital stock or strategic transactions in which we use equity as consideration would result in further dilution to our current stockholders. As a result of these issuances, our investors experienced dilution of their ownership interests.
The issuance of shares under awards granted under existing or future employee equity benefit plans may cause immediate and substantial dilution to our existing stockholders.
In order to provide persons who have a responsibility for our management and/or growth with additional incentive, to increase their proprietary interest in our success, and to support and increase our ability to attract and retain individuals of exceptional talent, we maintain multiple equity incentive plans. As of December 31, 2023, we had outstanding equity awards underlying those plans accounting for 3.3 million underlying shares. The total number of shares of our common stock available for the grant of awards under these plans is 1.3 million, 1.3 million and 0.1 million for our 2018 Equity Incentive Plan, as amended, 2018 Employee Stock Purchase Plan and 2020 Inducement Plan, as amended, respectively, subject to adjustment, including pursuant to automatic “evergreen” increases in certain of our plans. We may also adopt one or more additional employee equity benefit plans in the future. The issuance of shares under an employee equity benefit plan may result in substantial dilution to the interests of other stockholders. For example on February 15, 2023, our board of directors granted our executive officers options to purchase an aggregate of 0.3 million shares of our common stock, and 0.1 million restricted stock units (“RSUs”), which represented approximately 0.7% of our outstanding shares of common stock based on the 54.7 million shares of common stock outstanding as of February 29, 2024. Accordingly, the issuance of shares under current or future employee equity benefit plans will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.
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
Although we believe that our current assays and our planned future assays represent a promising commercial opportunity, our products or assays may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to further establish a market for our products and diagnostic assays and build that market through physician education, awareness programs and the publication of clinical trial results. Gaining acceptance in medical communities requires, among other things, publications in leading peer-reviewed journals of results from studies using our current products, assays and services and/or our planned future products, assays and services. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have future studies published or studies published in peer-reviewed journals, or the publication of other studies in peer-reviewed journals that contradict our previously published studies, could limit the adoption of our current products, assays and services and our planned future products, assays and services. For example, on March 1, 2024, we decided to phase out the offering by Bionano Laboratories of certain testing services related to NDDs, including ASDs, and other disorders of childhood development. In 2023, these products generated approximately $7.0 million of our overall $36.1 million in revenues.
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
Geopolitical and macroeconomic developments, such as potential future disruptions in access to bank deposits or lending commitments due to bank failures, may also increase the risk and uncertainty of the events described above and delay our development timelines. Failure to achieve widespread market acceptance of our current products, assays and services, as well as our planned future products, assays and services, would materially harm our business, financial condition and results of operations.
In the near term, sales of our OGM systems, Ionic Purification system, VIA software, consumables and genome analysis services will depend on levels of research and development spending by clinical research laboratories, academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our technologies and products and adversely affect our business and operating results.
In the near term, we expect that our revenue from sales of our OGM systems, Ionic Purification system, VIA software, consumables and OGM services will be derived primarily from sales to academic and governmental research institutions, and academic and commercial clinical laboratories, as well as biopharmaceutical and contract research companies worldwide for research applications. The demand for our products and technologies will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
•changes in government programs that provide funding to research institutions and companies;
•changes in the regulatory environment;
•scientists’ and customers’ opinions of the utility of new products, technologies or services;
•reductions in or other difficulties relating to, among other things, staffing, capacity, shutdowns or slowdowns of laboratories and other institutions as well as other impacts stemming from various geopolitical and macroeconomic developments, such as the conflict between Ukraine and Russia and, related sanctions, the conflicts in the middle east, potential future disruptions in access to bank deposits or lending commitments due to bank failures and global pandemics.
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
•our ability to successfully market our Ionic Purification system through our Purigen business;
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
Any addressable market opportunities identified in this Annual Report should not be construed as financial guidance and should not otherwise be relied upon as being necessarily indicative of future results, and you are cautioned not to place undue reliance on our estimated addressable opportunities. In preparing our estimated addressable opportunities, we have relied upon and assumed, without independent verification, the accuracy and completeness of certain industry and market information provided to us by third parties or through publicly available sources, which information involves assumptions and limitations, and you should not give undue weight to such information.
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
The FDA Guidance on “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only”, emphasizes that the FDA will review the totality of the circumstances when evaluating whether equipment and testing components are properly labeled as RUO. It further states that merely including a labeling statement that a product is intended for RUO will not necessarily render the device exempt from the FDA’s 510(k) clearance, premarket approval application (“PMA”), or other requirements, if the circumstances surrounding the distribution of the product indicate that the manufacturer intends for its product to be offered for clinical diagnostic use. These circumstances may include written or verbal marketing claims or links to articles regarding a product’s performance in clinical applications, a manufacturer’s provision of technical support for clinical validation or clinical applications, or solicitation of business from clinical laboratories, all of which could be considered evidence of intended uses that conflict with RUO labeling. If the FDA were to determine that our RUO products were intended for use in clinical investigation, diagnosis or treatment decisions, or that express or implied clinical or diagnostic claims were made for our RUO products, those products could be considered misbranded or adulterated under the Federal Food, Drug, and Cosmetic Act. If the FDA determines that our RUO products are being marketed for clinical diagnostic use without the required PMA or 510(k) clearance, we may be required to cease marketing our products as planned, recall the products from customers, revise our marketing plans, and/or suspend or delay the commercialization of our products until we obtain the required authorization. We also may be subject to a range of enforcement actions by the FDA, including warning or untitled letters, injunctions, civil monetary penalties, criminal prosecution, and recall and/or seizure of products, as well as significant adverse publicity.
If, in the future, we choose to commercialize our RUO products for clinical diagnostic use, we will be required to comply with the FDA’s premarket review and post-market control requirements for in-vitro diagnostics (“IVD”), products, as may be applicable. Complying with the FDA’s PMA and/or 510(k) clearance requirements may be expensive, time-consuming, and subject us to significant and/or unanticipated delays. Our efforts may never result in an approved PMA or 510(k) clearance for our products. Even if we obtain a PMA or 510(k) clearance, where required, such authorization may not be for the use or uses we believe are commercially attractive and/or are critical to the commercial success of our products. As a result, being subject to the FDA’s premarket review and/or post-market control requirements for our products could materially and adversely affect our business, financial condition and results of operations.
We have limited experience in marketing and selling our products and technologies, and if we are unable to successfully commercialize our products and technologies, our business and operating results will be adversely affected.
We have limited experience marketing and selling our products and technologies. We currently sell our OGM systems and Ionic Purification system for RUO through our direct field sales and support organizations located in North America and Europe and through a combination of our own sales force and third-party distributors in additional major markets such as Australia, China, Japan and South Korea.
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
We rely on a single contract manufacturer for our OGM systems and a single contract manufacturer for our chip consumables. If either of these manufacturers should fail or not perform satisfactorily, our ability to supply these products would be negatively and adversely affected.
We currently rely on a single contract manufacturer to manufacture and supply all of our OGM-based instruments, including our Ionic Purification instruments. See the section titled “Business — Key Agreements” in this Annual Report. In addition, we rely on a single contract manufacturer based in the United States to manufacture and supply all of our chip consumables. Since our contracts with these manufacturers do not commit them to supply quantities beyond the amounts included in our purchase orders, and do not commit them to carry inventory or make available any particular quantities, these contract manufacturers may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. If either of these manufacturers were to be unable to supply instruments or chip consumables, our business would be harmed.
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
We currently perform all research and development activities and OGM services at a single laboratory facility in San Diego, California. All of our molecular diagnostics services are reported through a single facility in Salt Lake City, Utah.
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
During the twelve months ended December 31, 2023 and 2022, approximately 56% and 58%, respectively, of our revenue was generated from customers located outside of the United States. We believe that a substantial percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:
•required compliance with existing and changing foreign regulatory requirements and laws;
•difficulties and costs of staffing and managing foreign operations;
•difficulties protecting or procuring intellectual property rights;
•required compliance with anti-bribery laws, such as the U.S. FCPA, data privacy and security requirements, labor laws and anti-competition regulations;
•export or import restrictions;
•laws and business practices favoring local companies;
•longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•political and economic instability; and
•potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers.
Historically, most of our revenue has been denominated in U.S. dollars. For sales made to customers outside of the United States, we sell our products and services in local currency. As our international operations grow, our results of operations and cash flows will be subject to increasing fluctuations due to changes in foreign currency exchange rates, which could harm our business. For example, if the value of the U.S. dollar increases relative to foreign currencies, in the absence of a corresponding change in local currency prices, our revenue could be adversely affected as we convert revenue from local currencies to U.S. dollars. If we dedicate significant resources to our international operations and are unable to manage these risks effectively, our business, operating results and financial condition will suffer.
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
Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including as a result of the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and the military conflict between Israel and Gaza, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
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
In addition, our reliance on third-party service providers and technologies to operate critical business systems to process Sensitive Data could introduce new cybersecurity risks and vulnerabilities and other threats to our business operations. We rely on third-party service providers in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions and, as a result, we and the third parties upon which we rely face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. We share or receive Sensitive Data with or from third parties. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our software) or the third-party information technology systems that support us and our services.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats could cause a security incident or other interruption. that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our Sensitive Data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products, software and services. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, or industry-standard or reasonable security measures to protect our information technology systems and Sensitive Data.
Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; divergent of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our software or services, deter new customers from using our software or services, and negatively impact our ability to grow and operate our business.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer Sensitive Data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruption of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
In the ordinary course of business, we collect, store, protect, secure, generate, transfer, dispose of, use, transmit, disclose and otherwise process personal data (including protected health information) and other sensitive information, including proprietary and confidential business data, trade secrets, and intellectual property. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations that govern the processing of personal data by us and on our behalf. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, and their respective implementing regulations, impose specific requirements relating to the privacy, security, and transmission of individually identifiable health information. For more information regarding risks associated with HIPAA, please refer to the section above that discusses risks associated with federal and state healthcare laws.
In the past few years, numerous U.S. states – including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA allows for fines for noncompliance (up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages). While these laws exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the UK GDPR impose strict requirements for processing the personal data of individuals. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR, or, in each case 4% of annual global revenue, whichever is greater; or private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
We may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
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
We are also subject to contractual obligations related to data privacy and security and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials, and other statements regarding data privacy and security. We may be subject to investigation or enforcement actions by regulators if those policies or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices.
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
If diagnostic procedures that are enabled by our OGM technology are subject to unfavorable pricing regulations or third-party payor coverage and reimbursement policies, our business could be harmed.
Currently, our OGM systems are for RUO, but clinical laboratories may acquire our instrumentation through a capital purchase or capital lease and use the OGM system and direct label stain chemistry to create their own potentially reimbursable products, such as laboratory developed tests for in vitro diagnostics. Our customers may generate revenue for these testing services by seeking the necessary approval of their product from the FDA or the Centers for Medicare & Medicaid Services, or CMS, along with coverage and reimbursement from third-party payors, including government health programs and private health plans. The ability of our customers to commercialize diagnostic tests based on our technology will depend in part on the extent to which coverage and reimbursement for these tests will be available from such third-party payors.
In the United States, molecular testing laboratories have multiple options for reimbursement coding, but we expect that the primary codes used will be the genomic sequencing procedure codes, or GSPs. The AMA added GSPs to its clinical laboratory fee schedule in 2015. In addition, CMS issued a coverage determination providing for the reimbursement of next-generation sequencing for certain cancer diagnostics using an FDA-approved in vitro diagnostic test. Private health plans often follow CMS coverage and reimbursement guidelines to a substantial degree, and it is difficult to predict what CMS will decide with respect to the coverage and reimbursement of any products our customers try to commercialize.
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
There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA was unconstitutional in its entirety because the “individual mandate” was repealed by Congress.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 16, 2022, President Biden signed the IRA into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the coverage gap under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In addition, on April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed into law, which, among other things, significantly altered the payment methodology under the Medicare Clinical Laboratory Fee Schedule, or CLFS. PAMA requires certain laboratories performing clinical diagnostic laboratory tests to report to CMS the amounts paid by private payors for laboratory tests. Such reporting has been subject to numerous delays. Beginning on January 1, 2018, CMS has begun using reported private payor pricing to periodically revise payment rates under the CLFS. Based on current law, between January 1, 2025 and March 31, 2025, applicable laboratories will be required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2025 to 2027 CLFS rates.
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
Our operations are subject to various federal and state fraud and abuse laws, including, without limitation, the federal and state anti-kickback statutes and false claims laws. These laws may impact, among other things, our sales and marketing and education programs, and our financial and business relationships with health care professionals. The laws that may affect our ability to operate include, but are not limited to:
•the federal Anti-Kickback Statute (the “AKS”), which prohibits, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term ‘‘remuneration’’ has been broadly interpreted to include anything of value. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, however these are drawn narrowly. Additionally, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA;
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
•EKRA prohibits payments for referrals to recovery homes, clinical treatment facilities, and laboratories. EKRA’s reach extends beyond federal health care programs to include private insurance (i.e., it is an “all payor” statute). For purposes of EKRA, the term “laboratory” is defined broadly and without reference to any connection to substance use disorder treatment. The law includes a limited number of exceptions, some of which closely align with corresponding federal Anti-Kickback Statute exceptions and safe harbors, and others that materially differ;
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
•HIPAA, as amended by HITECH, and their implementing regulations, which imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, individuals or entities that perform services for them that involve individually identifiable health information as well as their covered subcontractors;
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
•state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; and
•federal, state, local and foreign laws that govern the data privacy and security of health information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related personal data, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.
As a clinical laboratory, our business practices may face additional scrutiny from government regulatory agencies such as the Department of Justice, the U.S. Department of Health and Human Services Office of Inspector General (“OIG”), and CMS. Certain arrangements between clinical laboratories and referring physicians have been identified in fraud alerts issued by the OIG as implicating the AKS. The OIG has stated that it is particularly concerned about these types of arrangements because the choice of laboratory, as well as the decision to order laboratory tests, typically are made or strongly influenced by the physician, with little or no input from patients. Moreover, the provision of payments or other items of value by a clinical laboratory to a referral source could be prohibited under the Stark Law unless the arrangement meets all criteria of an applicable exception. The government has been active in enforcement of these laws as they apply to clinical laboratories.
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
We are subject to the U.S. FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act 2010, and other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees and third-party intermediaries from authorizing, promising, offering, providing, soliciting, or accepting, directly or indirectly, improper payments or benefits to or from any person whether in the public or private sector for the purpose of obtaining or retaining business or securing any other improper advantage. We rely on third-party representatives, distributors, and other business partners to support sales of our products and services and our efforts to ensure regulatory compliance. In addition, as we increase our international sales and business, we may engage with additional business partners. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, business partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We have developed a global patent portfolio that includes more than 151 issued patents across approximately 39 patent families that are either owned or exclusively licensed. The owned and licensed patent families contain issued patents and pending applications that relate to devices, systems, and methods for macromolecular analysis, isolation and purification of molecules, genetic testing, computer software systems and reflect our active and ongoing research programs. We also were the assignee of approximately 105 pending patent applications and granted patents in particular jurisdictions outside the United States. If we fail to protect and/or maintain our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, and/or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
Our stock price has been and may continue to be volatile. The daily closing market price for our common stock has varied significantly in the last 12 months, ranging between a high price of $19.70 on February 2, 2023 and a low price of $1.09 on February 5, 2024. During this time, the price per share of common stock has ranged from an intra-day low of $1.04 per share to an intra-day high of $20.20 per share.
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
•the failure of our customers to obtain and/or maintain coverage and adequate reimbursement for their services using our OGM systems, Ionic Purification systems or our VIA software;
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
•natural disasters, infectious diseases, conflict, including the ongoing military conflict between Russia and Ukraine and the related sanctions, conflicts in the middle east, civil unrest, epidemics or pandemics, outbreaks, resurgences or major catastrophic events;
•general political and economic conditions, including potential future disruptions in access to bank deposits or lending commitments due to bank failures;
•our cost savings initiatives announced in May 2023, October 2023 and March 2024;
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
The reverse stock split we implemented may not achieve the intended results and the market price of our common stock may be materially and negatively impacted.
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
The effective increase in the number of shares of our common stock available for issuance as a result of the reverse stock split could result in further dilution to our existing stockholders and have antitakeover implications.
The total number of authorized shares of our common stock was not proportionately reduced in connection with our reverse stock split. As a result, the reverse stock split increased the number of shares of our common stock (or securities convertible or exchangeable for our common stock) available for issuance by decreasing the number of shares of our common stock issued and outstanding. The additional available shares are available for issuance from time to time at the discretion of our board of directors when opportunities arise, without further stockholder action, except as may be required for a particular transaction by law, the rules of any exchange on which our securities may then be listed, or other agreements or restrictions. Any issuance of additional shares of our common stock would increase the number of outstanding shares of our common stock and (unless such issuance was pro-rata among all existing stockholders) the percentage ownership of existing stockholders would be diluted accordingly. In addition, any such issuance of additional shares of our common stock could have the effect of diluting the earnings per share and book value per share of outstanding shares of our common stock.

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
Under Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days following the date of the Notice to regain compliance with the Minimum Bid Price Requirement. If at any time during this 180-day period the closing bid price of our common stock was at least $1.00 for a minimum of 10 consecutive business days, we would regain compliance with the Minimum Bid Price Requirement and the matter will be closed. On August 21, 2023, we announced that we had received a letter from the staff of Nasdaq notifying us that we had regained compliance with the Minimum Bid Price Requirement and the matter is now closed.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States. Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.
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

Further, as a “non-accelerated filer” we are not required to obtain an independent assessment of the effectiveness of our internal controls. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Consequently, if we choose not to obtain an independent assessment, there is a risk that we may not detect problems with our internal controls that otherwise might have been detected.
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
We currently qualify as a smaller reporting company and a non-accelerated filer, which allows us to take advantage of many exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As we have chosen to avail ourselves of certain scaled disclosure requirements applicable to smaller reporting companies, the content of our disclosures may differ from period to period. We may no longer qualify as a smaller reporting company in the future should the market value of our common stock held by non-affiliates as of the end of the second quarter of any given year once again exceed $700.0 million or our revenue as for any fiscal year exceeds $100.0 million. There may be further variance in the content of our disclosures as we avail ourselves of certain scaled disclosure requirements if we subsequently no longer qualify as a smaller reporting company because we would be required to provide the full disclosures required of non-smaller reporting companies. We cannot predict if investors will find our securities less attractive because we rely on these exemptions, which could result in a less active trading market for our securities and increased volatility in the price of our securities.
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
In addition, as of the date of this Annual Report, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of an aggregate of 5.3 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. We also intend to file future registration statements on Form S-8 under the Securities Act registering the issuance of additional shares of common stock, including because the number of shares that may be issued under certain employee equity benefit plans automatically increase as a result of the operation of certain “evergreen” provisions in our equity plans. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 in the case of our affiliates. Further in connection with the Private Placement completed in October 2023, we filed a Form S-3 to enable the Purchaser to resell the shares underlying the Private Placement Notes and the Private Placement Warrants (as defined in the Notes to Consolidated Financial Statements). Following the redemptions in February 2024, the Private Placement Notes have been canceled. However, if the Purchaser exercises its option to purchase the Subsequently Purchased Notes, such Subsequently Purchased Notes are initially convertible into 8.7 million shares of our common stock and the Private Placement Warrants are to purchase up to 6.8 million shares of our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk management and strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and customer data that use to provide services for our customers (“Information Systems and Data”).
Our Chief Information Security Officer (“CISO”) with help from our legal department and our security and compliance team from our IT infrastructure department help identify, assess and manage the Company’s cybersecurity threats and risks. The Company identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example using manual and automated tools, conducting scans of the threat environment, conducting internal and external threat and vulnerability assessments, conducting internal and external audits, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting third party assessments and evaluating threats reported to us.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response plan, incident detection and response, disaster recovery plan, encryption of certain data, network security controls, access controls, asset management, tracking and disposal, employee training, penetration testing, systems monitoring and cybersecurity insurance.
Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, the security and compliance team works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business, and evaluates material risks from cybersecurity threats and reports to the audit committee of the board of directors (“Audit Committee”), which evaluates our overall enterprise risk.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example professional services firms including outside legal counsel, cybersecurity consultants, penetration testing firms, cybersecurity software providers, managed cybersecurity service providers and threat intelligence service providers.
We use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes vulnerability scans related to vendors and a review of vendors’ security certification reports. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, the Company may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
We have not experienced a cybersecurity incident that would materially affect the company’s business strategy, results of operations or financial position.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report, including “If our information technology systems or data or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”
Governance
Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Audit Committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our CFO who serves as our CISO. Our CISO relies on both internal and external cybersecurity resources to manage overall cybersecurity risks.
The Company’s CFO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. The Company’s CFO is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including IT security leadership, the CFO, CEO, General Counsel (“GC”) and third-party consultants as needed. IT security leadership, the CFO, CEO and GC work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response plan includes reporting to the Audit Committee for certain cybersecurity incidents.
The Audit Committee receives periodic reports concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The Audit Committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

ITEM 2. PROPERTIES
We lease an aggregate of approximately 41,101 square feet of office, laboratory, and manufacturing space in two buildings at our headquarters in San Diego, California, with the lease for all rented space expiring December 31, 2025. In December 2021, we executed a new lease for approximately 11,978 additional square feet of office and laboratory space in San Diego, California that expires in January 2026. In January 2022, we executed an amendment to our headquarters lease for a new unit adding an additional 5,278 square feet of office and laboratory space in San Diego, California that expires in January 2026.
In August 2020, through the acquisition of Lineagen we obtained a lease for approximately 9,710 square feet of office space in Salt Lake City, Utah under a non-cancelable operating lease that expires in December 2026. We conduct part of our Bionano Laboratories business at this property. In connection with the Company’s restructuring initiatives, the Company entered into a lease termination agreement on February 28, 2024 with the landlord for the facility in Salt Lake City. The Company will continue to lease the property through June 2024.
In October 2021, through the acquisition of BioDiscovery, we obtained a finance lease for approximately 4,786 square feet of office space in El Segundo, California that expires in February 2041. We conduct part of our BioDiscovery business at this property.
In November 2022, through the acquisition of Purigen, we obtained an operating lease for approximately 16,165 square feet of office and laboratory space in Pleasanton, California that expires in July 2027. We conduct part of our Purigen business at this property.
We believe our properties are sufficient to satisfy our current needs.
ITEM 3. LEGAL PROCEEDINGS
We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceedings against us that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on The Nasdaq Capital Market under the symbol “BNGO.”
Common Stock Holders
As of February 29, 2024, there were approximately 62 holders of record of our common stock. Certain shares of our common stock are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.
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
We have incurred losses in each year since our inception. Our net losses were $232.5 million and $132.6 million for the years ended December 31, 2023, and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $581.2 million.
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
Macroeconomic and Geopolitical Developments
We are subject to additional risks and uncertainties as a result of adverse geopolitical and macroeconomic developments, such as the ongoing conflict between Ukraine and Russia and related sanctions, the Israel-Hamas war, any effects of global pandemics and uncertain market conditions, including inflation and supply chain disruptions, which could continue to have a material impact on our business and financial results.
Following the invasion of Ukraine by Russia, the U.S. and global financial markets experienced volatility, which has led to disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity globally. In response to the invasion, the United States, United Kingdom and EU, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia and possible future punitive measures that may be implemented, as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted, and could continue to result, in disruptions to trade, commerce, pricing stability, credit availability, supply chain continuity and reduced access to liquidity on acceptable terms, in both Europe and globally, and has introduced significant uncertainty into global markets. As a result, our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia and related sanctions, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict.
We closely monitor and comply with various applicable guidelines and legal requirements in the jurisdictions in which we operate. In the past, we have experienced supply chain challenges, attributable to such adverse geopolitical and macroeconomic developments including increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. During the twelve months ended December 31, 2023, we did not experience material increases in our supply chain costs, but we may experience such increases in future fiscal periods. We expect our costs to remain high for the foreseeable future. As global economic conditions recover, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. For instance, product demand may be reduced due to an economic recession, a decrease in corporate capital expenditures, high inflation rates, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic developments, or any similar negative economic condition. These negative effects could have a material impact on our operations, business, earnings, and liquidity.
Recent Developments
On March 5, 2024, we announced a cost savings plan that aims to reduce annual savings of operating expenses of approximately $35.0 to $40.0 million starting in the second half of 2024. As part of the plan, we expect to reduce our overall headcount by approximately 110 to 125 employees, which represents approximately 34% to 39% of our full-time employees as of the date of this Annual Report. In addition, Bionano Laboratories will phase out over time the offering of certain testing services related to neurodevelopmental disorders, including autism spectrum disorders and other disorders of childhood development. These cost-saving measures are incremental to the cost saving initiatives previously announced in May 2023 and October 2023. At this time, we are unable to make a good faith determination of the cost estimates, or ranges of cost estimates, associated with implementation of the plan, including the reduction in force.
Financial Overview
Revenue
We generate product revenue from sales of our OGM and Ionic® Purification systems and consumables, which includes our instruments, and our VIA software. At the end of July 2023 we began installations of VIA software as a replacement to NxClinical software. Like NxClinical, VIA has a simple integrated workflow for visualization, interpretation and reporting of NGS and microarray data. VIA additionally incorporates OGM data to that workflow creating a standard software tool for use across molecular pathology and cytogenomics applications. We currently sell our systems for research use only applications and our customers are primarily laboratories associated with academic and governmental research institutions, academic and commercial clinical laboratories, as well as pharmaceutical, biotechnology and contract research companies. In addition, we provide instruments to certain customers at no cost under our reagent rental program, and the customers agree to purchase minimum quantities of consumables. Consumable revenue consists of sales of reagents and chips necessary to process a sample. Sales of our VIA software, which provides customers with solutions for analysis, interpretation and reporting of genomics data, are made on a subscription basis. We generate service revenue from the sale of diagnostic testing services for those with autism spectrum disorder and other neurodevelopmental disabilities through Bionano Laboratories, as well as services performed related to customer sample evaluations using an OGM system. Other revenue consists of warranty and other service-based revenue, including support, repair and maintenance services.

The following table presents our revenue for the periods indicated:

	Years Ended December 31,
	2023	2022

Product revenue	$26,727,000	$20,425,000
Service and other revenue	9,389,000	7,377,000
Total	$36,116,000	$27,802,000
The following table reflects total revenue by geography and as a percentage of total revenue, based on the billing address of our customers. Americas consists of North America and South America. EMEA consists of Europe, Middle East and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, Australia and India.

	Years Ended December 31,
	2023		2022
	$	%	$	%
Americas	$18,020,000	50%	$13,862,000	50%
EMEA	12,963,000	36%	8,960,000	32%
Asia Pacific	5,133,000	14%	4,980,000	18%
Total	$36,116,000	100%	$27,802,000	100%
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
Results of Operations
The following table sets forth our results of operations for the years ended December 31, 2023 and 2022:

	Years Ended December 31,		Period-to-Period Change
	2023	2022	$	%
Revenues:
Product revenue	$26,727,000	$20,425,000	$6,302,000	31%
Service and other revenue	9,389,000	7,377,000	2,012,000	27%
Total revenue	36,116,000	27,802,000	8,314,000	30%
Cost of revenue:
Cost of product revenue	20,415,000	15,966,000	4,449,000	28%
Cost of service and other revenue	6,135,000	5,891,000	244,000	4%
Total cost of revenue	26,550,000	21,857,000	4,693,000	21%
Research and development	54,032,000	49,047,000	4,985,000	10%
Selling, general and administrative	93,499,000	88,596,000	4,903,000	6%
Goodwill Impairment	77,280,000	—	77,280,000	100%
Total operating expenses	224,811,000	137,643,000	87,168,000	63%
Loss from operations	(215,245,000)	(131,698,000)	(83,547,000)	63%
Other income (expenses):
Interest income	3,311,000	1,507,000	1,804,000	120%
Interest expense	(5,119,000)	(298,000)	(4,821,000)	1,618%
Other income (expenses)	3,449,000	(223,000)	3,672,000	(1,647)%
Loss on High Trail Agreement	(18,827,000)	—	(18,827,000)	100%
Total other income (expenses)	(17,186,000)	986,000	(18,172,000)	(1,843)%
Loss before income taxes	(232,431,000)	(130,712,000)	(101,719,000)	78%
Benefit (provision) for income taxes	(62,000)	(1,884,000)	1,822,000	(97)%
Net loss	$(232,493,000)	$(132,596,000)	$(99,897,000)	75%

Revenue

	Years Ended December 31,		Period-to-Period Change
	2023	2022	$	%
Instruments	$9,999,000	$8,567,000	$1,432,000	17%
Consumables	11,157,000	6,731,000	4,426,000	66%
Software	5,571,000	5,127,000	444,000	9%
Total product revenue	26,727,000	20,425,000	6,302,000	31%
Services and other	9,389,000	7,377,000	2,012,000	27%
Total revenue	$36,116,000	$27,802,000	$8,314,000	30%

Revenue increased by $8.3 million, or 30% to $36.1 million for the year ended December 31, 2023, as compared to $27.8 million for the same period in 2022, driven primarily from an increase in instrument, consumable, and service and other revenue as discussed below.
Instrument revenue increased $1.4 million, or 17%, to $10.0 million for the year ended December 31, 2023, as compared to $8.6 million for the year ended December 31, 2022, due to an increase in OGM and Ionic instruments sold. For the year ended December 31, 2023, our installed base grew to 326 OGM systems compared to the 240 OGM systems for the year ended December 31, 2022. We expect the number of our OGM system placements to continue to grow during 2024, driven by increased market awareness, the full commercial release of our Stratys system in the first quarter of 2024, additional published data demonstrating the utility of OGM solutions, along with continued efficiencies gained in the OGM workflow through research and development, and the acquisitions of BioDiscovery and Purigen.
Consumables revenue increased $4.4 million, or 66%, to $11.2 million for the year ended December 31, 2023, as compared to $6.7 million for the year ended December 31, 2022. The increase in consumable revenue was attributable to higher OGM consumable sales given the growth of the instrument installed base and an increase in the consumable purchase quantities under our reagent rental program. For the year ended December 31, 2023, total flowcells sold reached 26,444, an increase of approximately 72% from the 15,375 flowcells sold during the year ended December 31, 2022.
Software revenue increased $0.4 million, or 9%, to $5.6 million for the year ended December 31, 2023, as compared to $5.1 million for the year ended December 31, 2022. The increase is attributed to an increase in sales of our VIA software.
Service and other revenue increased $2.0 million, or 27%, to $9.4 million for the year ended December 31, 2023 as compared to $7.4 million for the year ended December 31, 2022. The increase was primarily due to a $1.9 million increase in diagnostic and service project revenue contributed from Bionano Laboratories. As of March 1, 2024, we have determined that Bionano Laboratories will phase out over time the products related to testing services for individuals demonstrating clinical presentations consistent with NDDs, including ASDs and other disorders of childhood development.
Cost of Revenue, Gross Profit, and Gross Margin

	Years Ended December 31,		Period-to-Period Change
	2023	2022	$	%
Gross profit (loss):
Product	$6,312,000	$4,459,000	$1,853,000	42%
Service and other	3,254,000	1,486,000	1,768,000	119%
Total gross profit	$9,566,000	$5,945,000	$3,621,000	61%

Gross margin:
Product	24%	22%
Service and other	35%	20%
Total gross margin	26%	21%
Cost of product revenue increased by $4.4 million, or 28%, to $20.4 million for the year ended December 31, 2023, compared to $16.0 million for the year ended December 31, 2022. The increase in cost of product revenue was primarily due to higher sales of instruments and consumables.
Cost of service and other revenue increased $0.2 million, or 4%, to $6.1 million for the year ended December 31, 2023, compared to $5.9 million for the year ended December 31, 2022. The increase in cost of service and other revenue was primarily due to increased service costs on our growing installed base as well as increased costs to support the service offerings from Bionano Laboratories.
Product gross profit increased $1.9 million, or 42%, to $6.3 million for the year ended December 31, 2023, compared to $4.5 million for the year ended December 31, 2022. The increase in gross profit was primarily due to higher sales of instruments and consumables.
Service and other gross profit increased by $1.8 million, or 119%, to $3.3 million for the year ended December 31, 2023, compared to $1.5 million for the year ended December 31, 2022. The increase in gross profit was primarily due to increased sales of our Bionano Laboratories service offerings.
Research and Development Expenses
Research and development expenses increased by $5.0 million, or 10%, to $54.0 million for the year ended December 31, 2023 as compared to $49.0 million for the same period in 2022. The increase was primarily due to a $6.8 million increase in headcount-related expenses. On a full year basis, we averaged 28 more employees allocated to research and development departments in 2023 than we did in 2022. This was mostly attributed to the fourth quarter 2022 acquisition of Purigen and partially offset by the cost-savings initiatives announced in early 2023. In addition, we recognized a $2.0 million increase in materials and supplies costs, a $1.4 million increase in information technology (“IT”) and software related costs, a $1.3 million increase in facilities costs, and a $1.2 million increase in depreciation expense. These increases were incurred in support of our efforts to develop more scalable and efficient manufacturing workflows, clinical trial research, expand the utility of OGM, and develop the next versions of OGM products – including integration of OGM data into our VIA software and full commercial launch of the Stratys system. The increases were primarily offset by a decrease in stock-based compensation of $8.3 million due to the vesting of stock issued as consideration in the BioDiscovery acquisition, which primarily rolled up into research and development expense and vested in full in 2022, as further described in Note 10 (Stockholders’ Equity and Stock-Based

Compensation). We anticipate that our research and development expenses will decrease in 2024 as a result of our cost savings initiatives announced in May 2023 and October 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $4.9 million, or 6%, to $93.5 million for the year ended December 31, 2023 as compared to $88.6 million for the same period in 2022. The increase was primarily due to a $4.6 million increase in headcount-related expenses. On a full year basis, we averaged 16 more employees allocated to selling, general and administrative departments in 2023 than we did in 2022. This was mostly attributed to the fourth quarter 2022 acquisition of Purigen and partially offset by the cost-savings initiatives announced in early 2023. In addition, we recognized a $2.2 million increase in marketing expenses, a $1.5 million increase in consulting and professional fees, and a $1.4 million increase in amortization of acquisition-related intangibles — including an additional 11 months of amortization expense from the Purigen acquisition. The increases are being offset by decreases of $1.9 million in materials and supplies, $1.5 million in facilities costs, and $0.9 million in legal expenses. We anticipate that our SG&A expenses will decrease in 2024 in part due to the cost savings initiatives announced in May 2023 and October 2023.
Goodwill impairment
Goodwill impairment increased for the twelve months ended December 31, 2023 compared to the twelve months ended December 31, 2022. The carrying value of the net assets of the Company’s reporting unit exceeded its enterprise wide fair value and the Company recognized a goodwill impairment charge of $77.3 million on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.
Interest Expense
Interest expense increased by $4.8 million, or 1,618%, to $5.1 million for the year ended December 31, 2023, as compared to $0.3 million for the same period in 2022. The increase was primarily driven by the debt issuance costs incurred in connection with the convertible notes. See Note 9 (High Trail Agreement) to our consolidated financial statements for further discussion.
Interest Income
Interest income increased by $1.8 million, or 120%, to $3.3 million for the year ended December 31, 2023, as compared to $1.5 million for the same period in 2022 resulting from positive returns on investments. Our total short-term investments balance was $48.8 million as of December 31, 2023.
Loss on High Trail Agreement
A loss on the High Trail Agreement of $18.8 million was recognized during the year ended December 31, 2023 for the difference between the combined fair value of the Notes and option to purchase additional Notes and the proceeds from the transaction, which is recorded as Loss on High Trail Agreement on the consolidated statement of operations.
Income tax benefit (expense)
Income tax expense decreased by $1.8 million, or 97%, to a $0.1 million expense for the year ended December 31, 2023, as compared to a $1.9 million expense for the same period in 2022, driven by the acquisition of BioDiscovery. We adjusted the business combination accounting for the tax impact of the BioDiscovery acquisition within the one year measurement period for the acquisition. The effect of the adjustment was to decrease the net deferred tax liability, decrease goodwill, and increase the valuation allowance associated with our deferred taxes by $1.8 million, which we recorded to deferred tax expense for the year ended December 31, 2022.
Liquidity and Capital Resources
Since our inception, we have incurred net losses and negative cash flows from operations. We incurred net losses of $232.5 million and $132.6 million, and used $125.2 million and $124.8 million of cash from our operating activities for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $581.2 million, cash and cash equivalents of $17.9 million, $48.8 million in short-term investments and $35.5 million in restricted cash and cash equivalents and restricted short-term investments.
Sources of Liquidity and Capital Resources
In the years ended December 31, 2023 and 2022, we have generated cash flows from sales of common stock, other equity instruments and the issuance of convertible notes payable. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments, borrowings from credit facilities and revenue from our commercial operations. See Notes 9 (High Trail Agreement) and 10 (Stockholder’s Equity and Stock-Based Compensation) to our consolidated financial statements for a discussion of our recent debt and equity activity.
As of December 31, 2023, we received net proceeds of approximately $75.2 million, after deducting placement agent fees and offering expenses from the issuance and sale of our securities pursuant to the Purchase Agreement in October 2023. Based on our current business plans, we believe such net proceeds together with our existing cash and cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements into at least the third quarter of 2024. This estimate assumes the inclusion of the amount equal to the sum of (i) the outstanding principal amount of the Registered Notes plus (ii) approximately $0.7 million that we are required to hold as restricted cash in an account control agreement under the terms of the Registered Notes. Our existing cash and cash equivalents and short-term investments, will not be sufficient for us to achieve cash-flow break even and we expect to need to seek additional capital based on strategic consideration alternatives in the future.
As of December 31, 2023, we had $69.8 million of Notes at fair value, which is classified as current. At the holder’s option, as of December 31, 2023, we would have been required to redeem $62.1 million of Notes at the Repayment Price (as defined in Note 9 (High Trail Agreement) to our consolidated financial statements) in 2024. Because the Notes have a history of both redemptions ($20.7 million) and conversions ($10.0 million) since issuance in October 2023 through February 1, 2024, and twelve months of redemptions at the Repayment Price represents most of the outstanding balance of the Notes, we have classified the entire amount of Notes as current as of December 31, 2023. Additionally, we would have been required to pay a retirement fee to the holder based on amounts redeemed when the outstanding balance is paid in full, which as of December 31, 2023, was estimated at $4.4 million assuming full redemption and no further conversions. On January 1, 2024, and February 1, 2024, the holders redeemed an aggregate of $9.0 million of principal, at the Repayment Price of $10.4 million. In February 2024, in connection with the Letter Agreement and Amendment we redeemed an aggregate of $27.7 million of Notes for a total redemption payment of approximately $31.9 million, together with a retirement fee of approximately $3.2 million. Following the redemptions we have $24.3 million of principal of the Notes outstanding. See Note 9 (High Trail Agreement) to our consolidated financial statements.
Future Capital Requirements
We expect that our near and longer-term liquidity requirements will consist of working capital and general corporate expenses associated with the growth of our business, including, without limitation, expenses associated with increasing our manufacturing capacity, sales and marketing expense, increasing market awareness of our products and services to target customers, instrument placements with customers via the reagent rental sales strategy, research and development expenses associated with expanding our offerings, and expenses associated with being a public company. Our short-term capital expenditure needs relate primarily to our facilities, service lab and service-related capabilities, research and development expenses related to current and future product offerings, and enhancements to information technology. We expect such expenditures to continue throughout 2024.
We had $17.9 million in cash and cash equivalents, $48.8 million short-term investments, and $35.5 million in restricted cash and cash equivalents and restricted short-term investments as of December 31, 2023. Based on recurring losses from operations incurred since inception and the expectation of continued operating losses, we anticipate our available cash balance will not be sufficient to operate our business for the next twelve months from the issuance of this report. Accordingly, we determined that there is substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements included in this Annual Report are issued. In order to continue to operate our business beyond that time, we will need to raise substantial additional capital.
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
In addition, our estimate as to the sufficiency of our current cash and cash equivalents and available for sale securities, and our current operating plan as discussed above are based on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently anticipate. See Note 1 (Organization and Operations) to our consolidated financial statements included elsewhere in this Annual Report for more information.

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

	Years Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(125,181,000)	$(124,816,000)
Investing activities	24,158,000	82,767,000
Financing activities	113,815,000	23,007,000
Operating Activities
2023 Compared to 2022
We derive cash flows from operations primarily from the sale of our products and services. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses to support the growth of our business. We have historically experienced negative cash flows from operating activities as we have developed our technology, expanded our business and built our infrastructure, and this may continue in the future. As discussed above, we anticipate our available cash balance will not be sufficient for the next twelve months from the issuance of this report. We plan to raise additional capital to fulfill our operating and capital requirements for at least 12 months through equity or debt financings, however, we may not be able to secure such financing in a timely manner or on favorable terms, if it all. We anticipate that our cash used in operating activities will decrease over the next 12 to 24 months; however, we may observe fluctuations in the cash used in operating activities on an annual basis to sustain the expansion of our commercial offerings.

Net cash used in operating activities was $125.2 million during the year ended December 31, 2023 as compared to $124.8 million during the year ended December 31, 2022. The increase in cash used in operating activities of $0.4 million is primarily attributed to an increase in our net loss in the current year offset by a decrease in our working capital usage due to higher inventory purchases in the prior year.
Investing Activities
2023 Compared to 2022
Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure, as well as the acquisitions of Lineagen, BioDiscovery and Purigen to grow our business. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. Net cash provided by investing activities was $24.2 million during the year ended December 31, 2023, compared to $82.8 million provided by investing activities during the year ended December 31, 2022. This decrease in cash provided by investment activities of $58.6 million is attributed to an increase in purchases of available-for-sale securities of $111.3 million as of December 31, 2023, compared to purchases of available-for-sale securities of $84.2 million as of December 31, 2022, in addition to the acquisition of Purigen, net of cash acquired of $31.3 million that occurred during the year ended December 31, 2022 only. The decrease in cash is offset by the sales and maturity of available-for-sale securities of $137.0 million as of December 31, 2023, compared to the sales and maturity of available-for-sale securities of $200.9 million as of December 31, 2022.
Financing Activities
2023 Compared to 2022
Net cash provided by financing activities was $113.8 million during the year ended December 31, 2023 as compared to $23.0 million during the year ended December 31, 2022, an increase of $90.8 million. This increase in cash provided by financing activities is mainly attributed to the proceeds from the issuance of convertible notes payable and warrants of $80.0 million as further discussed in Note 9 (High Trail Agreement). During the year ended December 31, 2023, we raised approximately $57.8 million in gross proceeds from sales under the Cowen ATM as compared to $23.1 million during the year ended December 31, 2022.
Financial Information about Affiliates Whose Securities Collateralize a Registrant’s Securities and Consolidated Subsidiaries

The Notes are secured by a first-priority lien, subject only to certain permitted liens, on substantially all of our and our subsidiaries’ (other than certain foreign subsidiaries) tangible and intangible assets, whether now owned or hereafter acquired (other than certain excluded property). For a list of subsidiaries whose securities collateralize the Notes, see Exhibit 22 to this Annual Report.
The Notes are our senior secured obligations, rank pari passu with the up to $25.0 million of additional notes that may be issued pursuant to the securities purchase agreement, senior in right of payment to all of our indebtedness that is expressly subordinated to the Notes in right of payment, effectively senior to all of our unsecured indebtedness to the extent of the collateral securing the Notes, effectively junior to all of our indebtedness secured by permitted liens, to the extent of the value of the assets subject to such permitted liens and to the extent such permitted liens have lien priority by contract or law and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries that are not party to the security documents. We do not believe there is any trading market for any of our subsidiaries whose securities are pledged as collateral for the Notes.
See Note 9 (High Trail Agreement) to our consolidated financial statements for further details about the terms, conditions and other factors that may affect payments to holders and the collateral arrangements of the Notes.
Rule 13-02 of Regulation S-X requires the presentation of summarized financial information of the combined affiliates whose securities are pledged as collateral for the Notes unless such information is not material. Because the combined assets, liabilities and results of operations of the Company and the affiliates whose securities are pledged as collateral for the Notes are not materially different than the corresponding amounts presented in our consolidated financial statements, summarized financial information of affiliates whose securities are pledged as collateral for the Notes is not required to be presented under Rule 13-02.

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
The fair value of the Purigen milestones are reassessed on a quarterly basis using a probability weighted model and a Monte Carlo Simulation. We determined the fair value of this milestone consideration using a scenario-based technique, as the trigger for payment is event driven. We determined the likelihood of each independent milestone and used probability factors which were applied to the individual payments over the five year milestone term. A Monte Carlo Simulation was performed to determine the likelihood that the milestone will be achieved and was applied to the milestone consideration payment.
Based on these valuation assumptions, the fair value of the contingent consideration liabilities was determined to be $10.9 million as of December 31, 2023, $0.0 of which is current as of December 31, 2023.
Contractual Obligations
The following table summarizes our future cash outflows for contractual obligations as of December 31, 2023.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years

Operating lease obligations, including interest	$6,456,000	$2,684,000	$3,517,000	$255,000	$—
Finance lease obligations, including interest, related party	6,963,000	330,000	685,000	721,000	5,227,000
Convertible notes payable*	70,150,000	62,100,000	8,050,000	—	—
Total contractual obligations	$83,569,000	$65,114,000	$12,252,000	$976,000	$5,227,000
*Also refer to Note 9 (High Trail Agreement) in our consolidated financial statements.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Historically, revisions to our estimates have not resulted in a material change to our financial statements. While our significant accounting policies are more fully described in Note 2, (Summary of Significant Accounting Policies) to our consolidated financial statements in this Annual Report, the significant accounting estimates that we believe are important to aid in fully understanding and evaluating our reported financial results include the following:
Stock-Based Compensation Expense
We recognize compensation expense for employees based on an estimated grant date fair value using the Black-Scholes option-pricing method. We have elected to account for forfeitures as they occur.
The inputs for the Black-Scholes valuation model require management’s significant assumptions. The common share price was determined by using the quoted price on the grant date. The risk-free interest rates were based on the rate for U.S. Treasury securities at the date of grant with maturity dates approximately equal to the expected life at the grant date. The expected life was based on the simplified method in accordance with the SEC Staff Accounting Bulletin Nos. 107 and 110. The expected volatility was estimated based on historical volatility information of the Company and peer companies that are publicly available. Our expected dividend yield assumption is zero as we have never paid dividends and have no present intention to do so in the future.
Valuation of Goodwill
Goodwill is tested annually for impairment, in the fourth quarter, and in interim periods if events or changes in circumstances indicate that the assets may be impaired. We first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. The qualitative factors include economic environment, business climate, market capitalization, operating performance, competition, and other factors. If, after completing such assessment, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then there is no need to perform any further testing. If we conclude otherwise, or if we proceed directly to perform a quantitative assessment, then we calculate the estimated fair value of the reporting unit and compare the fair value with the carrying value of the reporting unit. If the carrying amount of the reporting unit exceeds the fair value, we record an impairment loss based on the difference.
If a quantitative assessment is performed, the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies. Key assumptions include, but are not limited to, future revenue growth, operating margins, capital expenditures, terminal growth rates and discount rates. We also consider our market capitalization as a part of our analysis.
As described further in Note 2, (Summary of Significant Accounting Policies) to our consolidated financial statements in this Annual Report, we performed qualitative goodwill impairment tests as of September 30, 2023 and concluded that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Therefore, we performed a quantitative impairment test and recognized a goodwill impairment charge, impairing goodwill of $77.3 million in full on the consolidated statements of operations and comprehensive loss for the quarter ended September 30, 2023. During the years ended December 31, 2023, the Company recognized no additional impairment losses on goodwill and during the year ended December 31, 2022, no impairment losses were recorded on goodwill.

Business Combinations
We apply the provisions of Accounting Standards Codification (“ASC”) 805, Business Combinations, in accounting for acquisitions. It requires us to recognize separately from goodwill the identifiable assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are required to be recorded to our consolidated statements of operations.
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
Convertible Notes Payable
As described further in Note 2, (Summary of Significant Accounting Policies) to our consolidated financial statements in this Annual Report, the Company elected to account for the convertible notes payable issued using the fair value option under ASC 825-10. Such instruments are recognized at estimated fair value on the date of issuance, with changes in fair value after issuance recorded in other (income) expense, net on the consolidated statements of operations as a gain or loss, unless the change is a result of a change in credit risk, in which case such change in estimated fair value is recorded within other comprehensive income.
Increases or decreases in the fair value of the convertible notes payable can result from updates to assumptions such as the expected timing or probability of a qualified financing event, expected volatility or changes in discount rates. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Updates to assumptions could have a significant impact on the Company’s results of operations in any given period.
Recent Accounting Pronouncements
Refer to Note 2 - Summary of Significant Accounting Policies, in the accompanying notes to our consolidated financial statements included in this Annual Report for a discussion of recent accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of business. These risks primarily relate to interest rates, foreign currency exchange rates and inflation.
Interest Rate Risk
We had approximately $17.9 million in cash and cash equivalents,$48.8 million in short-term investments, and $35.5 million in restricted cash and cash equivalents and restricted short-term investments as of December 31, 2023. Our short-term investments include highly liquid, investment grade debt securities. Such interest-bearing instruments are exposed to a certain degree of interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest primarily in short-term securities.
Although we are seeing, and expect to continue to see, increased interest rates, due to our investment in highly liquid and high quality government and other debt securities as well as short-term securities, as of the date of this Annual Report, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods. Due to the short holding period of our investments and the nature of our investments, a hypothetical change of 100 basis points would have approximately a $0.1 million impact on our investments income or expense.
Our liabilities for acquisition-related contingent consideration, convertible notes payable and purchase option liability are adjusted to fair value each reporting period, are also impacted by changes in interest rates. The risk-free interest rate used to estimate our weighted average cost of capital is a component of the discount rate used to calculate the present value of future cash flows due upon the achievement of certain milestones for the contingent consideration or upon maturity of the convertible notes payable and purchase option liability As a result, any changes in the underlying risk-free interest rate could result in material changes to the fair value of such liabilities and could materially impact the amount of non-cash expense (or income) recorded each reporting period. As a consequence of the U.S. Federal Reserve raising interest rates, the underlying risk-free interest rate we use for purposes of calculating fair value of our liabilities for acquisition-related contingent consideration, convertible notes payable and purchase option liability has increased from our prior reporting periods, but such increase did not have a material impact on our financial statements, and we currently do not expect anticipated future changes to have a material effect in future reporting periods.
Foreign Currency Exchange Rate Risk
We conduct a portion of our business in currencies other than our U.S. dollar functional currency. Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in foreign currency translation adjustments in the consolidated statements of comprehensive loss. Our foreign currency exposures are primarily concentrated in the British Pound, Chinese Renminbi, Euro, and Canadian dollar. We do not currently participate in material foreign exchange hedging activities.
Additionally, we have operations outside of the United States. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. As of December 31, 2023 and December 31, 2022, we had minimal assets and liabilities denominated in foreign currencies and expect similar levels of foreign currency denomination in the next 12 months. We believe a hypothetical 10% change in foreign exchange rates as of December 31, 2023 would not have a material impact on our business, financial condition, or results of operations.
Inflation
Geopolitical and macroeconomic events, including the ongoing conflict between Ukraine and Russia and related sanctions, the Israel-Hamas war, and the recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures have contributed to supply chain challenges, which the Company believes have resulted in inflation headwinds, particularly increased logistical costs and raw material prices. In prior periods, the Company experienced increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. However the Company does not believe that inflation has had a material effect on our business, financial condition or results of operations, other than its impact on the general economy, as our cost of revenue as of December 31, 2023 was not significantly impacted by the cost increases we experienced. While the effects of the above-described geopolitical and macroeconomic events, as well as other inflationary pressures, are highly uncertain, as of the date of this Annual Report, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods other than the general impacts on companies due to general economic and market conditions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Bionano Genomics, Inc.
San Diego, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bionano Genomics, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Contingent Consideration – Purigen Biosystems, Inc.
As described in Note 4 to the Company’s consolidated financial statements, the Company’s contingent consideration is related to potential future payments to be made upon achievement of milestones related to the acquisition of Purigen Biosystems, Inc. (Purigen) in the prior year. The fair value of the Purigen contingent consideration as of December 31, 2023 was approximately $10.9 million, which was calculated by using a probability weighted model and a Monte Carlo simulation.
We identified management’s estimates used in determining the probabilities of achieving milestones when the Company estimated the fair value of the Purigen contingent consideration as a critical audit matter. The principal considerations for our determination were the subjectivity and significant judgement required by management in assessing the probabilities. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address this matter.
The primary procedures we performed to address this critical audit matter included:
•Evaluating the reasonableness of forecasted sales, including forecasted sales from the launch of a new product, by comparing them to historical sales and assessing them in relation to internal and external analyses.
•Corroborating management’s estimated probabilities of achievement by reviewing the Company’s internal product development plans.
•Considering disconfirming evidence by performing a market analysis of similar product types to corroborate the feasibility of the milestones.
High Trail Agreement
As described in Notes 4 and 9 to the Company’s consolidated financial statements, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with High Trail Special Situations LLC in October 2023, pursuant to which the Company issued $80.0 million aggregate principal amount of convertible notes payable, warrants and an option to purchase additional convertible notes (“purchase option liability”). The Company received $75.2 million net proceeds after deducting the expenses and placement agent fees. The convertible notes payable and the purchase option liability were recorded at fair value, which were $89.1 million at issuance and $69.8 million as of December 31, 2023, and $9.8 million at issuance and $8.5 million as of December 31, 2023, respectively. The warrants qualified for classification as equity instruments and were recorded at $0, which represented the residual amount after allocation of proceeds to the convertible notes payable and the purchase option liability at fair value on the issuance date.
We identified (i) the accounting evaluation of all financial instruments within the Purchase Agreement, (ii) the allocation of the proceeds among the elements of the Purchase Agreement, and (iii) the valuation of the convertible notes payable and the purchase option liability at issuance and as of December 31, 2023 as a critical audit matter. Our principal considerations included (i) the existence of accounting complexities related to such evaluation and significant judgments involved in the interpretation of the terms of the agreements and in the application of appropriate accounting guidance, and (ii) the valuation models used in determining the fair value of the convertible notes payable and the purchase option liability were complex and consisted of certain assumptions that were subjective, such as the expected volatility and the debt discount rates utilized in the valuation models. Auditing these elements required especially challenging and complex auditor judgment due to the nature and extent of audit effort required, including the extent of specialized skills or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Analyzing: (i) the terms of the Purchase Agreement, and (ii) the Company’s application of the relevant accounting literature including the allocation of the proceeds received.
•Utilizing personnel with specialized skills and knowledge in accounting to assist in: (i) evaluating relevant terms of the Purchase Agreement in relation to the appropriate accounting literature, and (ii) assessing the appropriateness of the conclusions reached by the Company.
•Utilizing personnel with specialized skills and knowledge in valuation to assist in: (i) assessing the appropriateness of the valuation models used in estimating the fair value of the convertible notes payable and the purchase option liability; (ii) developing independent estimates of the expected volatility and the debt discount rates.
/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2020.
San Diego, CA
March 5, 2024

BIONANO GENOMICS, INC.
Consolidated Balance Sheets

	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$17,948,000	$5,091,000
Investments	48,823,000	108,095,000
Accounts receivable, net	9,319,000	7,022,000
Inventory	22,892,000	29,761,000
Prepaid expenses and other current assets	6,019,000	7,329,000
Restricted investments	35,117,000	—
Total current assets	140,118,000	157,298,000
Restricted cash	400,000	400,000
Property and equipment, net	23,345,000	18,029,000
Operating lease right-of-use assets	5,633,000	7,222,000
Finance lease right-of-use assets	3,503,000	3,707,000
Intangible assets, net	33,974,000	41,143,000
Goodwill	—	77,289,000
Other long-term assets	7,431,000	2,414,000
Total assets	$214,404,000	$307,502,000
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,384,000	$12,534,000
Accrued expenses	8,089,000	10,552,000
Contract liabilities	783,000	871,000
Operating lease liability	2,163,000	2,260,000
Finance lease liability	272,000	285,000
Contingent consideration	—	9,382,000
Purchase option liability (at fair value)	8,534,000	—
Convertible notes payable (at fair value)	69,803,000	—
Total current liabilities	100,028,000	35,884,000
Operating lease liability, net of current portion	3,590,000	5,504,000
Finance lease liability, net of current portion	3,585,000	3,619,000
Contingent consideration, net of current portion	10,890,000	12,970,000
Long-term contract liabilities	154,000	127,000
Total liabilities	$118,247,000	$58,104,000

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized at December 31, 2023 and 2022; 45,752,000 and 29,718,000 shares issued and outstanding at December 31, 2023 and 2022, respectively	5,000	3,000
Additional paid-in capital	677,337,000	599,234,000
Accumulated deficit	(581,208,000)	(348,715,000)
Accumulated other comprehensive income (loss)	23,000	(1,124,000)
Total stockholders’ equity	96,157,000	249,398,000
Total liabilities and stockholders’ equity	$214,404,000	$307,502,000
See accompanying notes to the consolidated financial statements.

BIONANO GENOMICS, INC.
Consolidated Statements of Operations

	Years Ended December 31,
	2023	2022
Revenue:
Product revenue	$26,727,000	$20,425,000
Service and other revenue	9,389,000	7,377,000
Total revenue	36,116,000	27,802,000
Cost of revenue:
Cost of product revenue	20,415,000	15,966,000
Cost of service and other revenue	6,135,000	5,891,000
Total cost of revenue	26,550,000	21,857,000
Operating expenses:
Research and development	54,032,000	49,047,000
Selling, general and administrative	93,499,000	88,596,000
Goodwill impairment	77,280,000	—
Total operating expenses	224,811,000	137,643,000
Loss from operations	(215,245,000)	(131,698,000)
Other expenses
Interest income	3,311,000	1,507,000
Interest expense	(5,119,000)	(298,000)
Other income (expenses)	3,449,000	(223,000)
Loss on High Trail Agreement	(18,827,000)	—
Total other income (expense)	(17,186,000)	986,000
Loss before income taxes	(232,431,000)	(130,712,000)
Benefit (provision) for income taxes	(62,000)	(1,884,000)
Net loss	$(232,493,000)	$(132,596,000)
Net loss per share, basic and diluted	$(6.81)	$(4.58)
Weighted-average common shares outstanding, basic and diluted	34,150,000	28,921,000

See accompanying notes to the consolidated financial statements.

BIONANO GENOMICS, INC.
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2023	2022
Net Loss:	$(232,493,000)	$(132,596,000)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	1,082,000	(548,000)
Foreign currency translation adjustments	65,000	(37,000)
Other comprehensive income (loss)	$1,147,000	$(585,000)
Total comprehensive loss	$(231,346,000)	$(133,181,000)
See accompanying notes to the consolidated financial statements.

BIONANO GENOMICS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 1, 2022	28,960,000	$3,000	$553,773,000	$(216,119,000)	$(539,000)	$337,118,000
Stock option exercises	47,000	—	343,000	—	—	343,000
Stock-based compensation expense	—	—	22,417,000	—	—	22,417,000
Issue common stock, net of issuance costs	664,000	—	22,551,000	—	—	22,551,000
Issue stock for employee stock purchase plan	30,000	—	150,000	—	—	150,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	17,000	—	—	—	—	—
Issue stock for acquisition	—	—	—			—
Net loss	—	—	—	(132,596,000)	—	(132,596,000)
Other comprehensive loss	—	—	—	—	(585,000)	(585,000)
Balance at December 31, 2022	29,718,000	$3,000	$599,234,000	$(348,715,000)	$(1,124,000)	$249,398,000
Stock option exercises	4,000	—	23,000	—	—	23,000
Stock-based compensation expense	—	—	15,178,000	—	—	15,178,000
Issue common stock, net of issuance costs	12,507,000	1,000	56,313,000	—	—	56,314,000
Issue stock for employee stock purchase plan	30,000	—	108,000	—	—	108,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	1,000	—	(61,000)	—	—	(61,000)
Issuance of common stock for convertible notes payable	3,492,000	1,000	6,542,000	—	—	6,543,000
Net loss	—	—	—	(232,493,000)	—	(232,493,000)
Other comprehensive income	—	—	—	—	1,147,000	1,147,000
Balance at December 31, 2023	45,752,000	$5,000	$677,337,000	$(581,208,000)	$23,000	$96,157,000

See accompanying notes to the consolidated financial statements.

 BIONANO GENOMICS, INC
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2023	2022
Operating activities:
Net loss	$(232,493,000)	$(132,596,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	13,708,000	9,621,000
Goodwill impairment	77,280,000	—
Amortization of financing lease right-of-use asset	204,000	219,000
Amortization (accretion) of interest on securities	(539,000)	638,000
Net realized loss (gain) on investments	23,000	66,000
Non-cash lease expense	56,000	478,000
(Benefit) expense from deferred income taxes	—	1,760,000
Stock-based compensation	15,178,000	22,417,000
Cost of leased equipment sold to customer	382,000	204,000
Change in fair value of contingent consideration	(1,462,000)	316,000
Change in fair value of convertible notes payable and option liability	(575,000)	—
Loss on High Trail Agreement	18,826,000	—
Contingent consideration cash payment in excess of acquisition-date fair value	(1,000,000)	—
Changes in operating assets and liabilities (net of assets acquired and liabilities assumed in acquisition)
Accounts receivable	(2,296,000)	(2,251,000)
Inventory	(4,150,000)	(23,676,000)
Prepaid expenses and other current assets	1,213,000	(3,197,000)
Other assets	(5,020,000)	(1,130,000)
Accounts payable	(1,995,000)	1,949,000
Accrued expenses and contract liabilities	(2,521,000)	366,000
Net cash used in operating activities	(125,181,000)	(124,816,000)
Investing activities:
BioDiscovery acquisition, return of purchase consideration from escrow	—	694,000
Purigen acquisition, return of purchase consideration from escrow	96,000	—
Purigen acquisition, net of cash acquired	—	(31,344,000)
Purchases of property and equipment	(1,691,000)	(2,408,000)
Sale of property and equipment	—	26,000
Construction in process	—	(792,000)
Purchases of intangible assets	—	(102,000)
Purchase of available for sale securities	(111,264,000)	(84,195,000)
Sale and maturities of available for sale securities	137,017,000	200,888,000
Net cash provided by investing activities	24,158,000	82,767,000
Financing activities:
Principal payments of financing lease liability	(47,000)	(36,000)
Proceeds from sale of common stock	57,697,000	23,128,000
Offering expenses on sale of common stock	(1,444,000)	(578,000)
Proceeds from sale of common stock under employee stock purchase plan	107,000	150,000
Proceeds from warrant and option exercises	23,000	343,000
Proceeds from High Trail Agreement	80,000,000	—
Payments on convertible notes payable	(9,000,000)	—
Debt issuance costs related to High Trail Agreement	(4,521,000)	—
Contingent consideration milestone payment	(9,000,000)	—
Net cash provided by financing activities	113,815,000	23,007,000
Effect of exchange rates on cash and cash equivalents and restricted cash	65,000	(38,000)
Net increase (decrease) in cash and cash equivalents and restricted cash	12,857,000	(19,080,000)

	Years Ended December 31,
	2023	2022
Cash and cash equivalents and restricted cash at beginning of period	5,491,000	24,571,000
Cash and cash equivalents and restricted cash at end of period	$18,348,000	$5,491,000
Reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total amounts reported on the consolidated statements of cash flows
Cash and cash equivalents	17,948,000	5,091,000
Restricted cash	400,000	400,000
Total cash and cash equivalents and restricted cash at end of period	$18,348,000	$5,491,000
Supplemental disclosure of cash flow information
Cash paid for interest	$1,648,000	$298,000
Cash paid for operating lease liabilities	$2,586,000	$1,622,000
Supplemental disclosure of non-cash financing and investing activity
Contingent consideration related to Purigen acquisition	$—	$12,970,000
Operating lease liabilities resulting from obtaining and modifying right-of-use assets	$—	$517,000
Transfer of instruments and servers from inventory into property and equipment, net	$10,979,000	$7,244,000
Property and equipment included in accounts payable	$6,000	$90,000
Debt issuance costs included in accounts payable	$150,000	$—
Conversion of convertible notes payable into common stock at fair value	$6,542,000	$—
See accompanying notes to the consolidated financial statements.

BIONANO GENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Operations
Description of Business
Bionano Genomics, Inc. (collectively, with its consolidated subsidiaries, the “Company”) is a provider of genome analysis solutions that can enable researchers and clinicians to reveal answers to challenging questions in biology and medicine. The Company offers optical genome mapping (“OGM”) solutions for applications across basic, translational and clinical research, and for other applications including bioprocessing. Through its Lineagen, Inc. (doing business as Bionano Laboratories, “Bionano Laboratories”) business, the Company also provides diagnostic testing for patients with clinical presentations consistent with autism spectrum disorder and other neurodevelopmental disabilities. Through its BioDiscovery, LLC (“BioDiscovery”) business, the Company also offers platform-agnostic software solution, which integrates next-generation sequencing and microarray data designed to provide analysis, visualization, interpretation and reporting of copy number variants, single-nucleotide variants and absence of heterozygosity across the genome in one consolidated view. Through its Purigen Biosystems Inc. (“Purigen”) business, the Company offers nucleic acid extraction and purification solutions using proprietary isotachophoresis (“ITP”) technology.
Liquidity and Going Concern
The Company has experienced recurring net losses from operations, negative cash flows from operating activities, and significant accumulated deficit since its inception and expects to continue to incur net losses into the foreseeable future. As of December 31, 2023, the Company had approximately $17.9 million in cash and cash equivalents, $48.8 million in short-term investments, $35.5 million in restricted cash and cash equivalents and restricted short-term investments, and working capital of $40.1 million.
The Company has an accumulated deficit of $581.2 million as of December 31, 2023. In 2023, the Company used $125.2 million cash in operations.
As of December 31, 2023, the Company reported $69.8 million of Notes at fair value, which are classified as current. At the holder’s option, as of December 31, 2023, the Company may have been required to redeem $62.1 million of Notes at the Repayment Price (as defined in Note 9 (High Trail Agreement)) in 2024. Additionally, the Company will be required to pay a retirement fee to the holder based on amounts redeemed when the outstanding balance is paid in full, which as of December 31, 2023, was estimated at $4.4 million assuming full redemption and no further conversions. On January 1, 2024, and February 1, 2024, the holders redeemed an aggregate of $9.0 million of Notes, at the Repayment Price of $10.4 million. In February 2024, in connection with the Letter Agreement and Amendment (each as defined in Note 9 (High Trail Agreement)) the Company redeemed an aggregate of $27.7 million of Notes for a total redemption payment of approximately $31.9 million, together with a retirement fee of approximately $3.2 million. Following the redemptions we have $24.3 million of principal on the Notes outstanding. See Note 9 (High Trail Agreement) for additional information.
Management expects operating losses and negative cash flows to continue for at least the next year as the Company continues to incur costs related to research and commercialization efforts. Management has prepared cash flows forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements for the year ended December 31, 2023, are issued. Management’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management’s plans to raise additional capital to fulfill its operating and capital requirements for at least 12 months include public or private equity or debt financings. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all.
The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the outcome of this uncertainty.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions used by management include but are not limited to revenue recognition, the fair value of financial instruments measured at fair value, fair value of contingent consideration, the recoverability of long-lived assets, fair value of reporting units, equity based compensation expense, and net deferred tax assets (and related valuation allowance). Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
Reverse Stock Split
On August 4, 2023, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of all issued and outstanding shares of the Company’s common stock at a ratio of 1-for-10. The reverse stock split did not change the par value or the authorized number of shares of the Company’s common stock. The consolidated financial statements and notes to the consolidated financial statements present the retroactive effect of the reverse stock split on the Company’s common stock and per share amounts for all periods presented.
Basis of Presentation
The consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of the Company’s 100%-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Restructuring Expenses
The Company’s restructuring expense consists primarily of actions taken in May and October 2023 in order to reduce costs and improve operations and manufacturing efficiency. This was accounted for as a one-time termination benefit communicated by period end without an additional service component, so the charge represents the total amount expected to be incurred. As a result of reducing facility costs and discretionary spending unrelated to headcount and combined with the cost savings from the reduction in force the Company initiated in May and October 2023, such plans are intended to decrease expenses and maintain a streamlined organization to support its business.
Business Combinations
The Company accounted for its acquisition of Purigen using the acquisition method of accounting pursuant to Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). See Note 14, (Acquisitions), for a more fulsome discussion of our acquisition of Purigen. Under ASC 805, the tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair values as of the acquisition date. Any excess purchase price over the estimated fair value assigned to the tangible and identifiable intangible assets acquired and liabilities assumed is recorded to goodwill.
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
Restricted Cash and Investments
Restricted cash consists of cash restricted from withdrawal and usage and represents funds that are restricted related to the lease assumed in the acquisition of Purigen, which is further discussed in Note 14. As of December 31, 2023, restricted investments consisted of the proceeds received from the Private Placement Notes as described further in Note 9 (High Trail Agreement) that was deposited into a restricted account subject to an account control agreement that only permits funds to be released once per calendar month upon the satisfaction of certain funding conditions specified in the Notes.
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
Accounts Receivable and Allowance for Credit Losses

	December 31, 2023	December 31, 2022	December 31, 2021
Accounts receivable, net:
Accounts receivable, trade	$9,802,000	$7,315,000	$5,624,000
Less allowance for credit losses	(483,000)	(293,000)	(690,000)
	$9,319,000	$7,022,000	$4,934,000

Changes to the allowance for credit losses from December 31, 2021 to December 31, 2023 were as follows:

Allowance for Credit Losses
Balance as of January 1, 2022	$(690,000)
Provision for expected credit loss	(144,000)
Write-offs	541,000
Balance as of January 1, 2023	(293,000)
Provision for expected credit loss	(227,000)
Write-offs	37,000
Balance as of December 31, 2023	$(483,000)
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
For OGM products and services, credit is extended based upon an evaluation of each customer’s credit history, financial condition, and other factors. Estimates of allowances for credit losses are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due, forecasts about the future, and economic and other factors. Provision for expected credit losses is recorded as necessary to maintain an appropriate level of allowance for credit losses in selling, general and administrative expense. Amounts are charged to the allowance for credit losses when collection efforts have been exhausted and are deemed uncollectible.
Accounts receivable is subject to concentration risk whenever a customer has a balance that meets or exceeds 10% of the Company’s total accounts receivable balance. As of December 31, 2023 and 2022, no customers met or exceeded 10% of the Company’s total accounts receivable balance.
Inventory
Inventory is stated at the lower of cost or net realizable value, on a first-in, first-out basis. Inventory is valued at standard cost. Inventory includes raw materials, work in process, and finished goods that may be used in the research and development process and such items are expensed as consumed or expired. Provisions for slow-moving, excess, and obsolete inventories are estimated based on product life cycles, historical experience, and usage forecasts.
The components of inventories, net of reserve, are as follows:

	December 31,
	2023	2022
Inventory:
Raw materials	$7,567,000	$5,319,000
Work in process	9,790,000	7,055,000
Finished goods	10,245,000	17,387,000
	$27,602,000	$29,761,000
Inventories current	$22,892,000	$29,761,000
Inventories non-current (included in other long-term assets)	$4,710,000	$—
The Company reviews its inventories for classification purposes. The value of inventories not expected to be realized in cash, sold or consumed during the next 12 months are classified as non-current within Other long-term assets. As of December 31, 2023, $4.7 million of inventories were included in Other long term assets.
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
Long-lived assets are reviewed for impairment if indicators of potential impairment exist. If the Company identifies a change in the circumstances related to its long-lived assets, such as property and equipment and intangible assets (other than goodwill), that indicates the carrying value of any such asset may not be recoverable, the Company will perform an impairment analysis. A long-lived asset (other than goodwill) is not recoverable when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense. During the year ended December 31, 2023, the Company experienced a triggering event that required evaluation of our asset groups for impairment. The Company performed a recoverability test and there was sufficient cushion related to the cash flows of each of our asset groups. There was no indications of impairment of intangible assets during the year ended December 31, 2022.
During the years ended December 31, 2023 and 2022, the Company recognized no impairment losses on long-lived assets. Substantially all of the Company's long-lived assets are located in the U.S.
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
Goodwill
Changes to goodwill from December 31, 2021 to December 31, 2023 were as follows:

Goodwill
Balance as of December 31, 2021	$56,160,000
Acquisitions	22,651,000
Measurement period adjustments	(1,522,000)
Balance as of December 31, 2022	77,289,000
Measurement period adjustments	(9,000)
Goodwill impairment	(77,280,000)
Balance as of December 31, 2023	$—
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
During the quarter ended September 30, 2023, the Company performed a qualitative assessment of goodwill impairment which included an evaluation of changes in industry, market and macroeconomic conditions as well as consideration of our financial performance and any significant trends, including a sustained decline in our stock price. Our qualitative assessment indicated that it is more likely than not that the fair value of the reporting unit was less than its carrying value as of September 30, 2023; therefore, we performed a quantitative impairment analysis. The Company determined the fair value of its reporting unit using a combination of the income and market approaches. The Company placed a 50% weighting on the market and income approach methods. The determination of fair value using a market approach requires management to make significant assumptions related to the determination of an appropriate group of peer companies, and market revenue multiples from within the selected group of peer companies. Under the income approach, the Company uses a discounted cash flow method, or DCF, to estimate the fair value of a reporting unit. Estimates and assumptions used in the income approach included projected cash flows and a discount rate. Discount rates were determined using a weighted average cost of capital for risk factors specific to the Company and other market and industry data. Annual estimated cash flows and a terminal value are then discounted to their present value at an appropriate discount rate to obtain an indication of fair value. The discount rate utilized reflects estimates of required rates of return for investments that are seen as similar to an investment in the reporting unit. Because DCF analyses are based on management’s long-term financial projections and require significant estimates and judgments, the market approach is conducted in addition to the income approach in estimating the fair value of a reporting unit. Under the market approach, the Company uses both a Guideline Public Company Method and Guideline Transactions Method to estimate the fair value of equity and the business enterprise value of a reporting unit. The Guideline Public Company approach uses financial metrics from similar public traded companies to estimate fair value. The Guideline Transaction Method calculates fair value by analyzing the actual prices paid for recent mergers and acquisitions in the industry. The Company believes that the current methodology used in determining the fair value at its reporting unit represent its best estimates. In addition, the Company compares the aggregate fair value of the reporting unit to its overall market capitalization, including an estimated control premium based upon control premiums observed in comparable market transactions and other factors. During the quarter ended September 30, 2023, the carrying value of equity of the Company’s reporting unit exceeded its enterprise wide fair value of equity and the Company recognized a goodwill impairment charge, impairing goodwill of $77.3 million in full on the consolidated statements of operations. During the year ended December 31, 2023, the Company recognized no additional impairment losses on goodwill and during the year ended December 31, 2022, no impairment losses were recorded on goodwill.
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
Lease terms may include options to extend or terminate the lease which are recognized when it is reasonably certain that the Company will exercise that option. The Company has not included any options to extend in their lease term. Leases with terms of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the lease terms, or in some cases, the useful life of the underlying asset. Variable lease payments are excluded from the measurement of ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. The Company accounts for the lease and non-lease components as a single lease component for all classes of underlying assets.
Convertible Notes Payable
The Company elected to account for convertible notes issued in October 2023 using the fair value option under ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities (or “ASC 825-10”). Such instruments are recognized at estimated fair value on the date of issuance, with changes in fair value after issuance recorded in other (income) expense, net on the consolidated statements of operations as a gain or loss, unless the change is a result of a change in credit risk, in which case such change in estimated fair value is recorded within other comprehensive income. Direct issuance costs are expensed as incurred and are included in interest expense in the consolidated statements of operations.
Increases or decreases in the fair value of the convertible notes payable can result from updates to assumptions such as the expected volatility or changes in discount rates. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period.
Financial Instruments with Characteristics of Both Liabilities and Equity
The Company accounts for issued warrants either as a liability or equity in accordance with ASC 480-10, Distinguishing Liabilities From Equity (or “ASC 480-10”), and ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity (or “ASC 815-40”). Under ASC 480-10, warrants are considered a liability if mandatorily redeemable and require settlement in cash, other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as a liability or as equity. Under ASC 815-40, contracts that may require settlement for cash that are not under the control of the Company are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the date of issuance and on a recurring basis at the end of each reporting period with any change in fair value after issuance recorded in other (income) expense, net on the consolidated statements of operations as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or under another applicable GAAP standard. Equity-classified warrants are accounted for at fair value on the issuance date, or in a bundled transaction on a residual basis based on an allocation of proceeds first to the instruments measured at fair value on a recurring basis, and are not subsequently remeasured. The Company’s outstanding warrants do not meet the requirements for liability classification under ASC-480-10 or ASC-815-40. Therefore, the Company’s outstanding warrants are classified as equity as of and for the years ended December 31, 2023 and 2022.
Revenue Recognition
The Company generates revenue primarily from the sale of products and services. The Company considers revenue to be earned when all of the following criteria are met: the Company has a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the amount the Company expects to receive, including an estimate of uncertain amounts subject to a constraint to ensure revenue is not recognized in an amount that would result in a significant reversal upon resolution of the uncertainty, is determinable; and the Company has transferred control of the promised items to the customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the contract. The transaction price for the contract is measured as the amount of consideration the Company expects to receive in exchange for the goods and services expected to be transferred. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control of the distinct good or service is transferred.
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
Product revenue recognition
Product revenue consists of sales of our OGM systems and related consumables, as well as sales of software. These products are sold primarily through a direct sales force, and within international markets, there is more reliance on distributors. In addition, the Company provides the OGM systems to certain customers under its reagent rental program, under which the Company provides OGM systems to customers at no cost and the customers agree to purchase minimum quantities of consumables.
Transfer of control for the Company’s products is generally at shipment or delivery, depending on contractual terms, but occurs when title and risk of loss transfers to the customer which represents the point in time when the customer obtains control of the product. Transfer of control of software is recognized at the point-in-time when the software license is transferred to the customer. As such the Company’s performance obligation related to product sales is satisfied at a point in time.
For transfers of instruments and consumables to customers under the Company’s rental reagent program, the Company allocates the total contract consideration between the instrument and the consumables based on estimates of stand-alone selling prices, and recognizes the instrument revenue evenly over the rental period, and the consumables revenue when the consumables are delivered. Rental revenue related to the reagent rental program recognized over-time totaled $1.1 million and $0.4 million during the years ended December 31, 2023 and 2022, respectively.
Revenue related to software license maintenance agreements is recognized over-time based on the contract term. Revenue recognized over-time related to software sales totaled $0.4 million and $0.4 million during the years ended December 31, 2023 and 2022, respectively.
Service and other revenue recognition

Service and other revenue primarily consist of revenue from diagnostic testing services, license maintenance agreements, software hosting arrangements, and support, repair and maintenance services and extended warranties on OGM systems.
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
Revenue for hosting arrangements is recognized over-time on a usage basis as the customer processes the number of genetic samples purchased with the software. Hosting arrangements revenue recognized over-time totaled $0.7 million and $0.5 million during the years ended December 31, 2023 and 2022, respectively.
Revenue from support and maintenance contracts and extended warranties is recognized over time based on the contract term, which represents a faithful depiction of the transfer of goods and services given the stand-ready nature of the performance obligations. Service revenue related to repairs and customer sample evaluations is recognized as the services are performed based on the specific nature of the service. Warranty and maintenance revenue recognized over-time totaled $0.9 million and $0.7 million during the years ended December 31, 2023 and 2022, respectively.
Remaining Performance Obligations
As of December 31, 2023, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was $0.9 million. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations, as well as obligations related to software under hosting arrangements. The Company expects to recognize approximately 81.7% in 2024, 12.6% in 2025 and 2.5% in 2026 and 3.3% in 2027 and thereafter.
We periodically review the warranty reserve for adequacy and adjust the warranty accrual, if necessary, based on actual experience and estimated costs to be incurred. Warranty expense is recorded as a component of cost of product revenue. The Company’s liability for product warranties provided under its agreements with customers was $0.4 million and $0.5 million as of December 31, 2023 and 2022, respectively. Warranty expense recorded in cost of goods sold totaled $0.6 million and $1.0 million during the years ended December 31, 2023 and 2022, respectively.
Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. Contract assets at the beginning and end of the period, as well as the changes in the balance, were immaterial.
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Contract liabilities primarily relate to support and maintenance contracts and extended warranty obligations. Contract liabilities are classified as other current liabilities and other long-term liabilities on the consolidated balance sheets. The Company recognized revenue of $1.4 million and $0.7 million during the years ended December 31, 2023 and 2022, respectively, which was included in the contract liability balance at the end of the previous year.
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
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common share equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities which include convertible notes payable into common stock and outstanding warrants to purchase stock under the High Trail Agreement, and outstanding stock options under the Company’s equity incentive plans have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (in common stock equivalent shares):

	Years Ended December 31,
	2023	2022
Common stock options	3,268,000	2,402,000
Common warrants	21,696,000	436,000
Convertible notes payable into common stock	21,301,000	—
RSUs	239,000	10,000
PSUs	29,000	29,000
Total	46,533,000	2,877,000

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

3. Revenue from Contracts with Customers
Revenue by Source

	Years Ended December 31,
	2023	2022
Instruments	$9,999,000	$8,567,000
Consumables	11,157,000	6,731,000
Software	5,571,000	5,127,000
Total product revenue	26,727,000	20,425,000
Services and other	9,389,000	7,377,000
Total revenue	$36,116,000	$27,802,000

Revenue by Geographic Location

	Years Ended December 31,
	2023		2022
	$	%	$	%
Americas	$18,020,000	50%	$13,862,000	50%
EMEA	12,963,000	36%	8,960,000	32%
Asia Pacific	5,133,000	14%	4,980,000	18%
Total	$36,116,000	100%	$27,802,000	100%
The tables above provide revenue from contracts with customers by source and geographic location on a disaggregated basis. Americas consists of North America and South America. EMEA consists of Europe, the Middle East and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, Australia and India. For the years ended December 31, 2023 and 2022, sales in the United States represented 44% and 42% of revenues, respectively. During the years ended December 31, 2023 and 2022, sales in China accounted for 10% and 14% of revenues, respectively. No other countries represented greater than 10% of revenue during the years ended December 31, 2023 and 2022.
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the Consolidated Balance Sheets:

	December 31, 2023
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Corporate notes/bonds	14,360,000	—	14,360,000	—
U.S. treasuries	34,463,000	—	34,463,000	—
Total investments:	$48,823,000	$—	$48,823,000	$—
Money market funds	$9,752,000	$9,752,000	$—	$—
Commercial paper classified as restricted investments	5,432,000	—	5,432,000	—
U.S. treasuries classified as restricted investments	29,685,000	—	29,685,000	—
Total restricted investments:	$35,117,000	$—	$35,117,000	$—
Liabilities:
Contingent consideration	10,890,000	—	—	10,890,000
Convertible notes payable	69,803,000	—	—	69,803,000
Purchase option liability	8,534,000	—	—	8,534,000

	December 31, 2022
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Commercial paper	$20,020,000	$—	$20,020,000	$—
Corporate notes/bonds	86,094,000	—	86,094,000	—
U.S. treasuries	1,981,000	—	1,981,000	—
Total investments:	$108,095,000	$—	$108,095,000	$—
Money market funds	$1,868,000	$1,868,000	$—	$—
Liabilities:
Contingent consideration	22,352,000	—	—	22,352,000
Money market funds are classified as cash equivalents on the consolidated balance sheets.
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
The fair value of the BioDiscovery contingent consideration liability is reassessed on a quarterly basis using a probability weighted model. Assumptions used to estimate the fair value of the contingent consideration related to the acquisition of BioDiscovery include the probability of achieving, or changes in timing of certain milestones, and a discount rate of 3%. The Company determined the fair value of the BioDiscovery milestone consideration using a scenario-based technique, as the trigger for payment is event driven. The fair value of the contingent consideration as of December 31, 2022 was $9.4 million. On October 2, 2023, the $10.0 million milestone consideration was paid in full. Any change in fair value of the contingent consideration during the years ended December 31, 2023 and December 31, 2022 was due to the passage of time.
Contingent consideration liabilities related to the Purigen milestones are related to the achievement of two independent milestones with aggregate possible milestone payments totaling $32.0 million.

The fair value of the Purigen milestones are reassessed on a quarterly basis using a probability weighted model and a Monte Carlo Simulation. Assumptions used to estimate the fair value of the milestones using a probability weighted model include the probability of achieving independent milestones, anticipated payment date and a discount rate of 13.2% and 15.3% as of December 31, 2023 and 2022, respectively. The Company determined the fair value of this milestone consideration using a scenario-based technique, as the trigger for payment is event driven. The Company determined the likelihood of each independent milestone and used probability factors ranging from 9% to 49% which were applied to the individual payments over the five year milestone term. The probability factors as of December 31, 2022 ranged from 20% to 80%. For one milestone a Monte Carlo Simulation was performed to determine the likelihood that the milestone will be achieved to determine the milestone consideration payment. Assumptions include the projected units, revenue discount rate of 7.0% and 6.5% and a discount rate of 13.2% and 15.3% as of December 31, 2023 and 2022, respectively. The fair value of the Purigen contingent consideration as of December 31, 2023 and 2022 were $10.9 million and $13.0 million, respectively.
Convertible notes payable and purchase option liability
The estimated fair value of the convertible notes payable (or “Notes”, refer to Note 9 - High Trail Agreement) was based on a lattice model. Assumptions used to estimate the fair value of the Notes are as follows:

	December 31, 2023	October 13, 2023
Expected volatility	80.20%	74.30%
Risk-free interest rate	4.92%	5.17%
Term to maturity (years)	0.80	1.47
Debt discount rate	17.11%	18.00%
Equity discount rate	4.92%	5.17%
The table above uses a weighted average of assumptions based on the fair value of the Notes.
The volatility is based on an analysis of the Company, the risk-free rate is based on US treasury yields, the equity discount rate is based on term-specific US treasury yields, and the debt discount rate is based on the Company’s credit rating.
In connection with the Notes, the Purchaser was granted an option which expires on the maturity date of the Notes to purchase up to an additional $25.0 million aggregate principal amount of private placement notes and warrants (refer to Note 9 - High Trail Agreement). The estimated fair value of the Option as of the valuation date was assessed as the difference in the aggregate indicated value of the Subsequently Purchased Notes and the consideration to be paid upon exercising the option which was estimated to be $9.8 million at inception of the agreement and $8.5 million at December 31, 2023.
The terms used to estimate the fair value of the Subsequently Purchased Notes and Subsequently Purchased Warrant underlying the Purchase Option Liability are as follows:

	Subsequently Purchased Notes		Subsequently Purchased Warrants
	December 31, 2023	October 13, 2023	December 31, 2023	October 13, 2023
Expected volatility	80.20%	74.30%	66.20%	59.60%
Risk-free interest rate	4.46%	5.17%	3.80%	4.60%
Term to maturity (years)	1.50	1.47	5.00	5.00
Dividend yield	—%	—%	—%	—%
Exercise price	—	—	$3.19	$3.19
Debt discount rate	16.60%	18.00%	—%	—%
Equity discount rate	4.46%	5.17%	—%	—%

Changes in estimated fair value of contingent consideration liability, convertible notes payable and option liability in the year ended December 31, 2023 are as follows:

	Contingent Consideration Liability (Level 3 Measurement)	Convertible Notes Payable (Level 3 Measurement)	Option Liability (Level 3 Measurement)
Balance as of December 31, 2022	$22,352,000	$—	$—
Issuance of convertible notes payable and option	—	89,063,000	9,763,000
Change in estimated fair value, recorded in selling, general and administrative expenses	(1,462,000)	—	—
Changes in estimated fair value, recorded in other income (expense), net	—	(3,718,000)	(1,229,000)
Conversions to common stock	—	(6,542,000)	—
Cash payments or redemptions	(10,000,000)	(9,000,000)	—
Balance as of December 31, 2023	$10,890,000	$69,803,000	$8,534,000
Changes in estimated fair value of contingent consideration liability in the year ended December 31, 2022 is as follows:

Contingent Consideration Liability (Level 3 Measurement)
Balance as of December 31, 2021	$9,066,000
Liability recorded as a result of current period acquisition	12,970,000
Change in estimated fair value, recorded in selling, general and administrative expenses	316,000
Cash payments	—
Balance as of December 31, 2022	$22,352,000

As of December 31, 2023, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities presented within investments:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Corporate notes/bonds	Less than 1	14,369,000	—	(9,000)	14,360,000
U.S. treasuries	Less than 1	34,459,000	4,000	—	34,463,000
Total maturity less than 1 year		$48,828,000	$4,000	$(9,000)	$48,823,000

As of December 31, 2023, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities listed as restricted investments:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$5,435,000	$—	$(3,000)	$5,432,000
U.S. treasuries	Less than 1	29,682,000	5,000	(2,000)	29,685,000
Total maturity less than 1 year		$35,117,000	$5,000	$(5,000)	$35,117,000
As of December 31, 2022, there were no available for sale securities listed as restricted investments.
As of December 31, 2022, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$20,093,000	$—	$(73,000)	$20,020,000
Corporate notes/bonds	Less than 1	72,823,000	—	(910,000)	71,913,000
U.S. treasuries	Less than 1	1,998,000	—	(16,000)	1,982,000
Total maturity less than 1 year		$94,914,000	$—	$(999,000)	$93,915,000
Corporate notes/bonds	1 to 5	14,268,000	—	(88,000)	14,180,000
Total		$109,182,000	$—	$(1,087,000)	$108,095,000
As of December 31, 2023, the following table summarizes available-for-sale securities in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Corporate notes/bonds	2,362,000	(5,000)	10,001,000	(4,000)	12,363,000	(9,000)
Total	$2,362,000	$(5,000)	$10,001,000	$(4,000)	$12,363,000	$(9,000)
As of December 31, 2023, the following table summarizes available-for-sale securities listed as restricted investments in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$5,432,000	$(3,000)	$—	$—	$5,432,000	$(3,000)
U.S. treasuries	11,789,000	(2,000)	—	—	11,789,000	(2,000)
Total	$17,221,000	$(5,000)	$—	$—	$17,221,000	$(5,000)
As of December 31, 2022, the following table summarizes available-for-sale securities in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$20,020,000	$(73,000)	$—	$—	$20,020,000	$(73,000)
Corporate notes/bonds	9,661,000	(27,000)	74,452,000	(971,000)	84,113,000	(998,000)
U.S. treasuries	1,981,000	(16,000)	—	—	1,981,000	(16,000)
Total	$31,662,000	$(116,000)	$74,452,000	$(971,000)	$106,114,000	$(1,087,000)
As of December 31, 2023, the Company held 15 securities which have been in an unrealized loss position for a period of less than 12 months. As of December 31, 2023, the Company held 2 securities which have been in an unrealized loss position for a period of greater than 12 months. As of December 31, 2022, the Company held 16 securities which had been in an unrealized loss position for a period of less than 12 months. As of December 31, 2022, the company held 24 securities which had been in an unrealized loss position for a period greater than 12 months.

As of December 31, 2023 and December 31, 2022, the Company did not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. The Company does not believe the unrealized losses incurred during the period are due to credit-related factors. The credit ratings of the securities held remain of high quality, and the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. As such, the Company has not recognized any credit losses in its financial statements related to its available for sale investment securities.
During the year ended December 31, 2023, there were no sales of the Company’s available for sale securities. During the year ended December 31, 2022, the Company received proceeds of $22.8 million relating to sales of its available for sale securities, and recognized a loss of $0.1 million in other income relating to the maturity of its securities. Amounts are reclassified out of accumulated other comprehensive income into earnings using the specific identification method.
Included in interest income for the year ended December 31, 2023 was interest income related to the Company’s available for sale securities of $3.3 million. Included in interest income for the year ended December 31, 2022 was interest income related to the Company’s available for sale securities of $1.5 million. All available-for-sale securities are classified as current assets, even if the maturity when acquired by the Company is greater than one year due to the ability to liquidate within the next 12 months.
5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31, 2023	December 31, 2022
Prepayment to supplier	$1,000	$245,000
Prepaid insurance	907,000	948,000
Interest receivable	342,000	474,000
Prepaid employee related expenses	94,000	680,000
Internal use cloud computing arrangement software development costs	1,430,000	530,000
Prepaid software subscriptions	2,075,000	1,601,000
Prepaid marketing expenses	194,000	439,000
Other current assets	976,000	2,412,000
Total	$6,019,000	$7,329,000

6. Property and Equipment, Net
Property and equipment, net consist of the following:

	December 31, 2023	December 31, 2022
Computer and office equipment	$2,984,000	$1,622,000
Lab equipment	18,438,000	15,080,000
Service equipment placed at customer sites	17,254,000	10,403,000
Leasehold improvements	3,746,000	4,001,000
Total property and equipment, gross	42,422,000	31,106,000
Less accumulated depreciation and amortization	(19,077,000)	(13,077,000)
Total property and equipment, net	$23,345,000	$18,029,000
For the years ended December 31, 2023 and 2022, the Company recorded depreciation expense of $6.5 million and $3.8 million, respectively, which includes an allocation to cost of revenue of $3.5 million and $1.5 million respectively.

7. Intangible Assets, Net
Intangible assets that are subject to amortization consisted of the following at December 31, 2023 and 2022:

	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$2,630,000	$(1,078,000)	$1,552,000	$2,630,000	$(552,000)	$2,078,000
Customer relationships	4,150,000	(2,002,000)	2,148,000	4,150,000	(1,172,000)	2,978,000
Developed technology	41,600,000	(11,428,000)	30,172,000	41,600,000	(5,615,000)	35,985,000
Intangibles, net	$48,380,000	$(14,508,000)	$33,872,000	$48,380,000	$(7,339,000)	$41,041,000
The Company recorded amortization expense for intangible assets of $7.2 million and $5.8 million for the years ended December 31, 2023 and 2022 respectively, in selling, general and administrative expenses. Intangible assets are amortized on a straight-line basis over their estimated useful lives of five years, with the exception of the developed technology intangible acquired through the acquisition of Purigen, which is amortized over fifteen years. As of December 31, 2023, trade name intangibles, customer relationships, and developed technology have weighted average remaining amortization periods of three years, three years, and nine years, respectively.
Intangible assets not subject to amortization totaled $0.1 million at December 31, 2023 and December 31, 2022 and related to the Company’s domain name.
Future amortization expense of intangible assets is as follows:

2024	$7,169,000
2025	7,064,000
2026	5,737,000
2027	1,473,000
2028	1,253,000
Thereafter	11,176,000
Total	$33,872,000
8. Accrued Expenses
Accrued expenses consist of the following:

	December 31, 2023	December 31, 2022
Compensation expenses	$5,030,000	$7,002,000
Taxes payable	1,099,000	825,000
Insurance	512,000	613,000
Professional fees and royalties	387,000	210,000
Warranty liabilities	391,000	489,000
Accrued clinical study fees	138,000	250,000
Customer deposits	17,000	17,000
Other	515,000	1,146,000
Total	$8,089,000	$10,552,000
9. High Trail Agreement
The Company entered into a securities purchase agreement (the “Purchase Agreement”) with High Trail Special Situations LLC (the “Purchaser”) on October 11, 2023, pursuant to which the Company agreed to issue and sell, for an aggregate $80.0 million in gross proceeds:
(i) in a registered offering by the Company directly to the Purchaser (the “Offering”)
(a) $45.0 million aggregate principal amount of senior secured convertible notes payable due 2025 (the “Registered Notes”)
initially convertible by the Purchaser at a price of $2.86 into 15.7 million shares of the Company’s common stock and

(b) warrants to purchase up to 21.7 million shares of the Company’s common stock at a price of $3.19 per share (the
“Registered Warrants”), and
(ii) in a concurrent private placement to the Purchaser (the “Private Placement”), $35.0 million aggregate principal amount of senior secured convertible notes payable due 2025 initially convertible at a price of $2.86 into 12.2 million shares of the Company’s common stock (the “Private Placement Notes” and together with the Registered Notes, the “Notes”).
The Company also granted the Purchaser an Option to purchase up to an additional $25.0 million aggregate principal amount of Private Placement Notes, in their sole discretion, initially convertible into shares of the Company’s common stock (the “Subsequently Purchased Notes”) at a conversion price equal to $1,000 divided by a fraction (1) whose numerator is $1,000; and (2) whose denominator is the sum of (a) $0.09375 and (b) the greater of (x) the Nasdaq Minimum Price (as defined in Nasdaq Rule 5635(d)) on the date of the Purchase Agreement and (y) the Nasdaq Minimum Price (as defined in Nasdaq Rule 5635(d)) on the date of the issuance of the Subsequently Purchased Notes) Notice per the terms of the Notes and warrants (the “Private Placement Warrants” and together with the Registered Warrants, the “Warrants”) to purchase up to 6.8 million shares of the Company’s common stock at an exercise price calculated as the greater of (x) 115% of the Nasdaq Minimum Price on the date of the applicable Subsequently Purchased Securities Notice is delivered and (y) the Nasdaq Minimum Price on the date of signing the Purchase Agreement, per the terms, in a subsequent private placement on the same terms as the Notes and the Registered Warrants (any such subsequent private placement, a “Subsequent Private Placement”).
The $35.0 million proceeds of the Private Placement Notes was deposited into a restricted account subject to an account control agreement that only permitted funds to be released once per calendar month upon the satisfaction of certain funding conditions specified in the Notes.
The Offering and Private Placement closed on October 13, 2023. The Company’s net proceeds from the sale of the Notes and the Registered Warrants were approximately $75.2 million, after deducting the Offering and Private Placement expenses and placement agent fees.
As of December 31, 2023, the Company had aggregate principal outstanding under the Notes of $61.0 million, reported at fair value of $69.8 million (refer to Note 4 - Investments and Fair Value Measurements, for fair value measurements and additional discussion) and broken out as follows:

Notes
Principal balance, October 13, 2023	$80,000,000
Less:
Conversions	10,000,000
Partial redemption payments of principal	9,000,000
Notes principal balance, December 31, 2023	$61,000,000
There were no amounts outstanding under the Notes as of December 31, 2022.
The Notes are secured by a first-priority lien, subject only to certain permitted liens, on substantially all of the Company’s and subsidiaries’ (other than certain foreign subsidiaries) tangible and intangible assets, whether now owned or hereafter acquired (other than certain excluded property) and includes a pledge of the stock of the Company’s subsidiaries and a portion of the stock of foreign subsidiaries.
All payments due under the Notes rank (i) pari passu with all Other Notes, (ii) effectively senior to all unsecured obligations of the Company to the extent of the value of the collateral securing the Notes for so long as the collateral secures the Notes in accordance with the terms and (iii) senior to any subordinated indebtedness.
The Company recorded the Notes at their fair value at issuance of $89.1 million, per the fair value option under ASC 825 (refer to Note 4 - Investments and Fair Value Measurements) and will be measured on a recurring basis and adjusted through other income and expense. The Option was recorded as a liability at fair value at issuance of $9.8 million (refer to Note 4 - Investments and Fair Value Measurements). The Warrants qualified for classification as equity instruments and were recorded at $0 in additional paid in capital, which represents the residual amount after allocation of proceeds to the Notes and option to purchase additional Notes (“Option”) at fair value. The Company recognized an initial loss on the issuance of the Notes and Option of $18.8 million for the difference between the combined fair value of the Notes and Option and proceeds from the transaction, which is recorded in Loss on High Trail Agreement on the consolidated statement of operations. The Company incurred debt issuance costs of $4.8 million related to the Offering, which was charged to interest expense.
Terms of Repayment

The Notes were sold at 100% of their principal amount and will be repaid at 115% of the principal amount (the “Repayment Price”). The Notes do not bear regular interest and mature on September 1, 2025 (the “Maturity Date”), unless earlier repurchased, redeemed or converted.
On the earlier to occur of (i) the date that no principal amount remains outstanding or (ii) the Maturity Date, the Company will be required to pay a retirement fee (the “Retirement Fee”) to the holders of the Notes equal to (x) with respect to the Registered Notes, the product of (a) $2.8 million multiplied by (b) a fraction, whose numerator is an amount equal to $45.0 million less the aggregate principal amount of such Registered Notes converted into shares of the Company’s common stock, and whose denominator is $45.0 million; and (y) with respect to any Subsequently Purchased Notes, an amount equal to the product of (a) 6.25% of the initial principal amount of such Subsequently Purchased Notes multiplied by (b) a fraction, whose numerator is an amount equal to the initial principal amount of such Subsequently Purchased Notes less the aggregate principal amount of such Subsequently Purchased Notes converted into shares of the Company’s common stock, and whose denominator is an amount equal to the initial principal amount of such Subsequently Purchased Notes. In connection with the redemption of the Private Placement Notes in February 2024, the Company paid a Retirement Fee of $3.2 million.
Conversion
The holder may convert the principal amount of the Notes in whole at any time prior to maturity, or in part in denominations of $1,000, per the terms. The holder’s ability to convert the Notes is limited if after such conversion the holder and its affiliates and attribution parties beneficially own an aggregate of 4.99% of the Company’s common stock, which percentage may be changed at the holders’ election to a higher or lower percentage not in excess of 9.99% upon 61 days’ notice subject to the terms of the Notes.
The Company may require conversion of all, but not less than all, of the Notes upon occurrence of a forced conversion trigger and if certain equity conditions are satisfied on date of notice, pursuant to the terms of the Notes. A forced conversion trigger occurs if the last reported sale price of the Company’s common stock exceeds 175% of the conversion price on at least 20 volume-weighted average price (“VWAP”) trading days in any 30 consecutive trading day period.
The Notes contain standard antidilution provisions which adjust the conversion rate upon stock dividends, splits and combinations, certain events which include the distribution of rights, options and warrants, spin-offs and other distributed property, cash dividends or distributions, and tender or exchange offers. The Company may increase the conversion rate on any portion of the Notes for any period of time (which decreases the conversion price) if the Board of Directors determines in good faith that such an increase is in the best interest of the Company.
As of December 31, 2023, the holder had converted $10.0 million principal into 3.5 million shares of the Company’s common stock, at the conversion price of $2.86 per share.
Redemption
The holders have the option to partially redeem a portion of the Notes on the first day of each month beginning on November 1, 2023, (except for March 1, 2024, and subject to a delay of the April 2024 partial redemption date to April 20, 2024), at the Repayment Price, for an amount not to exceed $5.2 million, which amount may be increased upon agreement of both parties.
The Company has the right to redeem all of the then outstanding principal amount of the Notes under certain circumstances beginning on the 30th day following the date that the Resale Registration Statement became effective, and the holders of the Notes may require the Company to redeem the Notes upon a fundamental change, which includes a change in control, liquidation provisions or if the Company’s common stock ceases to be listed on any eligible exchange (as defined in the Notes), in each case for a redemption price set forth in the Notes.
If an event of default occurs (other than certain bankruptcy provisions which require automatic acceleration) and has not been waived by the holder, the holder may declare the Notes due and payable for cash in an amount equal to the event of default acceleration amount as set forth in the Notes. Events of default include, among other things, non-timely Form 10-Q and 10-K Exchange filings, “Big R” restatement for any previously filed 10-Q or 10-K and ceasing to satisfy the eligibility requirement under Section I.A. of General Instruction to Form S-3. If an event of default occurs, default interest of 15% will automatically accrue on the principal amount outstanding until cured and interest is paid, as specified in the Notes.
As of December 31, 2023, the holders have redeemed $9.0 million of principal amount of the Notes at the Repayment Price of $10.4 million. As of December 31, 2023, at the holder’s option, the Company may be required to make future aggregate redemptions of at the Repayment Price as follows (unless earlier converted per the terms):

2024	$62,100,000
2025	8,050,000
Thereafter	—
Total	$70,150,000

As of December 31, 2023, and assuming no future conversions, the Company would be required to pay a retirement Fee of $4.4 million, based on full redemption of principal.
On January 1, 2024, and February 1, 2024, the holders redeemed an aggregate of $9.0 million of principal, at the Repayment Price of $10.4 million. In February 2024, in connection with the Letter Agreement and Amendment, the Company redeemed an aggregate of $27.7 million of Notes for a total redemption payment of approximately $31.9 million, together with a retirement fee of approximately $3.2 million. Following the redemptions the Company has $24.3 million of Notes outstanding, see “Debt Financing Amendment” below.
Covenants and Restrictions
The Notes subject the Company to various affirmative and negative covenants, and events of default that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to incur or amend indebtedness, grant liens on their assets, make investments, make distributions or pay certain dividends, transfer assets, and place limitations or requirements on business combination events. The Company must comply with certain financial maintenance covenants and shall have at all times a minimum liquidity amount which is tested monthly and must maintain a minimum cash spend availability tested quarterly. As long as the Notes remain outstanding, the Company is required to maintain a share reserve and a required funding program, the Company and each subsidiary is prohibited from directly or indirectly entering into any variable rate transactions subject to certain exclusions, the Company is subject to certain restricted periods during which it will not issue equity or equity linked securities subject to certain exclusions, and as long as any Notes or Warrants remain outstanding the Company may not issue any Notes or Warrants or other securities which would cause a breach or default, without the consent of the required holders.
The Notes contain provisions for liquidated damages, and require the Company to reimburse the holder for out-of-pocket costs incurred in connection their reliance on receipt of shares as applicable, if the Company fails to timely deliver shares upon conversion of the Notes or exercise of the Warrants or fails to deliver certificates with removal of restrictive legend when required, and in the event the Company fails to reserve the required number of authorized but unissued shares.
As of December 31, 2023, the Company was in compliance with its covenants.
Warrants
In connection with the Notes, the Company issued Warrants to purchase up to 21.7 million shares of the Company’s common stock at an exercise price of $3.19 per share and a term of 5 years from the date of issuance. The Warrants qualified for classification as equity instruments, and as discussed above, were recorded in additional paid in capital at $0, which represents the residual amount after allocation of proceeds to the Notes and Option at fair value (refer to Note 10 - Stockholders’ Equity and Stock-Based Compensation).
Debt Financing Amendment
On February 27, 2024, the Company entered into a letter agreement (the “Letter Agreement”) and an Amendment to the Registered Note (the “Amendment”), with the Purchaser of the Notes which provided for, among other things, the following:
•Reduction of the minimum available liquidity covenant from $50.0 million to $25.0 million;
•Reduction of the restricted cash covenant from $35.0 million to the amount equal to the sum of (i) the outstanding principal amount of the Registered Notes plus (ii) approximately $0.7 million, which will be further reduced as the remaining principal on the Registered Notes are retired;
•Cancellation of the March 2024 partial redemption payment and delay of the April 2024 partial redemption payment;
•Redemption of the outstanding $17.0 million balance of the Private Placement Notes at a redemption price of 115% for a total redemption payment of approximately $19.6 million;
•Redemption of approximately $10.7 million of the Registered Notes at a redemption price of 115% for a total redemption payment of approximately $12.3 million; and
•Increase of $1.0 million to the Retirement Fee (as defined in the Notes) of the Private Placement Notes to $3.2 million payable concurrently with redemptions of the Initial Private Placement Note.
Immediately following the redemptions above, there is approximately $24.3 million in aggregate principal amount of the Registered Notes outstanding.
10. Stockholders’ Equity and Stock-Based Compensation
Common Stock
The Company is currently authorized to issue up to 400 million shares of $0.0001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Preferred Stock
The Company is currently authorized to issue up to 10 million shares of $0.0001 par value preferred stock. No preferred stock issued or outstanding as of December 31, 2023 and December 31, 2022.
Series A Preferred Stock
On April 13, 2023, the Company entered into an agreement with David Barker, the Chair of the Company’s board of directors, pursuant to which the Company agreed to issue and sell one share of the Company’s Series A Preferred Stock, par value $0.0001 per share for a purchase price of $100.00. The closing of the sale and purchase of the share of Series A Preferred was completed on April 13, 2023.The share of Series A Preferred was entitled 3.0 billion votes, but had the right to vote only on a proposal submitted to the stockholders of the Company to adopt an amendment, or a series of alternate amendments, to the Company’s Amended and Restated Certificate of Incorporation, as amended, to combine the outstanding shares of common stock into a smaller number of shares of common stock at a ratio specified in or determined in accordance with the terms of such amendment or series of alternate amendments (“Reverse Stock Split Proposal”), and had no voting rights (i) except with respect to a Reverse Stock Split Proposal and the votes of the share of Series A Preferred were required to be cast for and against such Reverse Stock Split Proposal in the same proportion as shares of common stock were voted for and against such Reverse Stock Split Proposal (with any shares of common stock that were not voted, whether due to abstentions, broker non-votes or otherwise not counted as votes for or against a Reverse Stock Split Proposal) and (ii) unless the holders of one-third (1/3rd) of the outstanding shares of common stock were present and voted, in person or by proxy, at the meeting of stockholders at which the Reverse Stock Split Proposal was submitted for stockholder approval (or any adjournment thereof). The share of Series A Preferred voted together with the common stock as a single class on the Reverse Stock Split Proposal at the Company’s 2023 Annual Meeting of Stockholders held on June 14, 2023. The Series A Preferred had no other voting rights, except as may have been required by the General Corporation Law of the State of Delaware. The outstanding share of Series A Preferred was redeemed in whole, for a redemption price of $100.00, paid out of funds lawfully available therefor automatically immediately following the approval by the stockholders of the Reverse Stock Split Proposal on June 14, 2023.
Sale of Common Stock
Cowen At-the-Market Facility
On March 23, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) which provides for the sale, in the Company’s sole discretion, of shares of common stock having an aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal, which was amended on March 9, 2023 to decrease the maximum aggregate offering price to $200.0 million for sales made on and after the date of the amendment (the “Cowen ATM”). The Company agreed to pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. In August 2022, the Company sold approximately 0.7 million shares of common stock under the Cowen ATM at an average share price of $34.59 per share, and received gross proceeds of approximately $23.1 million before deducting offering costs of $0.6 million. During the twelve months ended December 31, 2023, the Company sold approximately 12.5 million shares of common stock under the Cowen ATM at an average share price of $4.62 per share, and received gross proceeds of approximately $57.8 million before deducting offering costs of $1.4 million.
In January and February 2024, the Company sold approximately 9.1 million shares of common stock under the Cowen ATM at an average share price of $1.38 per share, and received gross proceeds of approximately $12.5 million before deducting offering costs of $0.3 million.
Stock Warrants
A summary of the Company’s warrant activity for the year ended December 31, 2023 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	436,000	$59.60	0.76	$273,000
Granted	—	—		—
Exercised	—	—		—
Canceled	—	—		—
Outstanding at December 31, 2022	436,000	$59.60	0.76	$273,000
Granted	21,661,000	3.19		—
Exercised	—	—		—
Canceled	(401,000)	—		—
Outstanding at December 31, 2023	21,696,000	$4.38	4.78	$—
In connection with the issuance of the Notes on October 13, 2023, the Company issued warrants to purchase 21.7 million shares of the Company’s common stock (refer to Note 9 - High Trail Agreement).
2018 Equity Incentive Plan
In August 2018, the Company’s board of directors (the “Board”) and its stockholders adopted the 2018 Equity Incentive Plan (the “2018 Plan”), as a successor to and continuation of the Company’s 2006 Equity Incentive Plan (the “2006 Plan”). Under the 2018 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then its employees, directors and consultants, including employees and consultants of its affiliates. The Company has initially reserved 1.5 million shares of common stock for issuance under the 2018 Plan, which is the sum of (1) 1.0 million new shares, plus (2) the number of shares that remained available for issuance under the 2006 Plan at the time the 2018 Plan became effective, and (3) any shares subject to outstanding stock options or other stock awards that were granted under the 2006 Plan that would have otherwise returned to the 2006 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2019 through January 1, 2028, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board. As of December 31, 2023, 1.3 million shares of common stock were authorized for future grants under the 2018 Plan.
2020 Inducement Plan
In August 2020, the Company’s Board adopted the 2020 Inducement Plan, which was further amended by the Board on October 6, 2021, and November 21, 2022. Under the 2020 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then its employees, directors and consultants, including employees and consultants of its affiliates. The Company initially reserved 2.1 million shares of common stock for issuance under the 2020 Plan. An additional 1.0 million of shares of common stock were reserved for issuance under the Inducement Plan on each of October 6, 2021 and November 21, 2022 for a total of 4.1 million shares pursuant to amendments approved by the Board. As of December 31, 2023, there were approximately 0.1 million shares of common stock authorized for future grants under the 2020 Plan.
Stock Options
A summary of the Company’s stock option activity is as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	2,402,000	$32.80	8.5	$2,068,000
Granted	1,446,000	12.09
Exercised	(4,000)	5.49		25,000
Canceled	(576,000)	26.58
Outstanding and expected to vest at December 31, 2023	3,268,000	24.79	7.8	3,000
Vested and exercisable at December 31, 2023	1,529,000	$30.40	6.8	$—

The weighted-average grant date fair value of stock option grants during the years ended December 31, 2023 and 2022 was $8.15 and $13.50, respectively. The total intrinsic value of the stock options exercised during the years ended December 31, 2023 and 2022 were $0.03 million and $0.6 million, respectively. The contractual term of stock options granted to employees was 10 years, which is also the maximum contractual term permitted for stock options (and stock appreciation rights) issued under the 2018 Plan. Stock options generally vest or become exercisable monthly over a four-year period.
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
Restricted Stock Units and Performance Stock Units
The Company issues restricted stock units (RSU) and performance stock units (PSU). The Company grants restricted stock pursuant to the 2018 Plan and satisfy such grants through the issuance of new shares. RSUs are share awards that, upon vesting, will deliver to the holder shares of our common stock. RSUs generally vest over a two-year period with equal vesting annually prior to 2023, and over a four-year period with equal vesting monthly beginning one year after the grant date beginning in 2023. The Company issues PSUs for which the number of shares issuable at the end of a four-year performance period is based on our performance relative to specified revenue targets and continued employment through the vesting period.
Restricted stock activity was as follows:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2023	10,000	$47.40
Granted	290,000	14.29
Released	(10,000)	47.40
Forfeited	(51,000)	—
Outstanding at December 31, 2023	239,000	$16.30
The total fair value of the RSUs that vested during the years ended December 31, 2023 and 2022 were $0.5 million and $1.3 million, respectively, determined as of the date of vesting. The weighted average remaining contractual term for the RSUs is 2.9 years as of December 31, 2023.
Performance stock activity was as follows:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2023	29,000	$47.40
Granted	—	—
Released	—	—
Forfeited	—	—
Outstanding at December 31, 2023	29,000	$47.40
During the year ended December 31, 2023, the Company reassessed the implicit service period on its performance-based stock units relative to specified revenue targets and determined that the performance conditions were met from an accounting perspective, but subject to certain certifications and approval from the Compensation Committee; therefore, the remaining expense was accelerated as of December 31, 2023. As a result of the accelerated vesting terms, the weighted average remaining contractual term for the PSUs is 0 as of December 31, 2023.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense for the years ended December 31, 2023 and 2022 was as follows:

	Years Ended December 31,
	2023	2022
Cost of product revenue	$520,000	$—
Cost of service and other revenue	183,000	—
Research and development	5,092,000	13,402,000
General and administrative	9,383,000	9,015,000
Total stock-based compensation expense	$15,178,000	$22,417,000
The weighted-average assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2023	2022
Risk-free interest rate	4.0%	2.4%
Expected volatility	75.3%	68.0%
Expected term (in years)	5.9	5.8
Expected dividend yield	0.0%	0.0%
Risk-free interest rate. The risk-free rate assumption is based on the U.S. Treasury instruments, the terms of which were consistent with the expected term of the Company’s stock options.
Expected volatility. Prior to 2023, due to the Company’s limited operating history and lack of company-specific historical or implied volatility as a private company, the expected volatility assumption was determined by examining the historical volatilities of a group of industry peers whose share prices are publicly available. Beginning in 2023, we incorporated the Company’s own volatility assumption into the expected volatility calculation for Black-Scholes by using an equal weighting of the Company’s historical stock volatility and the historical volatilities of a group of industry peers whose share prices are publicly available.
Expected term. The expected term of stock options represents the weighted-average period the stock options are expected to be outstanding. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded. As a result, the Company uses the simplified method for estimating the expected term as provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.
Expected dividend yield. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not intend to pay dividends.
Forfeitures. The Company reduces stock-based compensation expense for actual forfeitures during the period.

Unrecognized Stock-Based Compensation Expense
As of December 31, 2023, the unrecognized compensation expense for all non-vested share-based awards was $24.5 million and is expected to be recognized as expense over a weighted-average period of 2.3 years.
Employee Stock Purchase Plan
In August 2018, the Board and the Company’s stockholders adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). A total of 0.2 million shares of common stock were initially reserved for issuance under the ESPP. In addition, the number shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2019, through January 1, 2028, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of the automatic increase, (2) 220,000 shares, or (3) a lesser number of shares as determined by the Board. As of December 31, 2023, 1.3 million shares of common stock were authorized for future grants under the ESPP.
11. Commitments and Contingencies
Leases
Operating leases
The Company leases approximately 41,101 square feet of office, laboratory, and manufacturing space in two buildings at our headquarters in San Diego, California, with the lease for all rented space expiring December 31, 2025. In December 2021, the Company executed a new lease for approximately 11,978 additional square feet square feet of office and laboratory space in San Diego, California that expires in January 2026. In January 2022, the Company executed a new lease for an additional 5,278 square feet of office and laboratory space in San Diego, California that expires in January 2026. In December 2022, the Company executed a new lease, subject to the consent of a third party that was obtained in February 2023, for an additional 18,005 square feet of office and laboratory space in San Diego, California that commences in April 2023 and expires in March 2024. Rent payments for the additional space are $0.05 million each month through the end of the lease term.
In August 2020, through the acquisition of Lineagen, the Company obtained a lease for approximately 9,710 square feet of office space in a Salt Lake City, Utah under a non-cancelable operating lease that expires in December 2026. As further described under the heading “Restructuring” below, in connection with the Company’s restructuring initiatives, the Company entered into a lease termination agreement on February 28, 2024 with the landlord for the facility in Salt Lake City. The Company will continue to lease the property through June 2024.
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
Supplemental information pertaining to the Company’s leases in which the Company is the lessee is as follows:

	Year Ended December 31,
	2023	2022
Cash payments included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,586,000	$1,622,000
Operating cash flows from finance leases	$275,000	$278,000
Financing cash flows from finance leases	$47,000	$36,000
Weighted-average remaining lease term:
Operating leases	2.47 years	3.41 years
Finance leases	17.17 years	18.17 years
Weighted-average discount rate:
Operating leases	8.3%	8.3%
Finance leases	7.1%	7.1%
Noncash lease liabilities resulting from obtaining right-of-use assets
Operating leases	$—	$517,000
The following table provides the components of the Company’s lease cost:

	Year Ended December 31,
	2023	2022
Operating leases
Operating lease costs	$2,663,000	$2,084,000
Variable lease costs	702,000	940,000
Total rent expense	3,365,000	3,024,000
Finance lease
Amortization of right of use assets	204,000	219,000
Interest on lease liabilities	275,000	278,000
Variable lease costs	40,000	32,000
Total finance lease costs	519,000	529,000

Gross sublease income	(106,000)	(106,000)
Total lease costs	$3,778,000	$3,447,000
The future minimum payments under non-cancellable operating and finance leases as of December 31, 2023, are as follows:

	Operating Leases	Finance Lease
2024	2,684,000	330,000
2025	2,788,000	338,000
2026	729,000	347,000
2027	255,000	356,000
2028	—	365,000
Thereafter	—	5,227,000
Total future lease payments	6,456,000	6,963,000
Less: imputed interest	(703,000)	(3,106,000)
Total lease liabilities	5,753,000	3,857,000
Less: lease liability, current portion	2,163,000	272,000
Lease liability, net of current portion	$3,590,000	$3,585,000
Purchase Commitments
The Company had a contractual commitment with a supplier to purchase $0.3 million of products every month for an initial term of two years which began in May 2021 and ended in May 2023. $1.4 million and $3.2 million of materials were purchased under this minimum purchase commitment during the years ended December 31, 2023 and 2022, respectively.

Restructuring
In October, 2023, the Company committed to a series of cost saving initiatives including a reduction in force (the “Workforce Reduction”) and, as a result of reducing facility costs and discretionary spending unrelated to headcount and combined with the cost savings from the reduction in force the Company initiated in May 2023, such plan is intended to decrease expenses and maintain a streamlined organization to support its business. In connection with the Workforce Reduction, the Company incurred $0.7 million of severance costs for impacted employees, consisting primarily of cash, which the Company recognized during the fourth quarter of 2023. The Company substantially completed the Workforce Reduction as of December 31, 2023. The Company had accrued severance of $0.1 million and none as of December 31, 2023 and 2022, respectively. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Workforce Reduction. In connection with the Company’s restructuring initiatives, the Company entered into a lease termination agreement on February 28, 2024 with the landlord for the facility in Salt Lake City that will result in a one-time termination fee of approximately $0.2 million in the third quarter of 2024. The Company will continue to lease the property through June 2024.
On March 1, 2024, the Board of Directors approved a cost savings plan that it expects to reduce its annualized operating expenses which will include a reduction in force. This cost savings plan is incremental to the 2023 Workforce Reduction. As part of the plan, the Company will further reduce its overall headcount by approximately 110 to 125 employees. In addition, Bionano Laboratories will phase out over time the offering of certain testing services related to neurodevelopmental disorders, including autism spectrum disorders, and other disorders of childhood development. As of the issuance of these consolidated financial statements, the Company is not able to estimate the impact of these actions on the financial statements
Litigation
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
Contingent Consideration
Refer to Note 4 -Investments and Fair Value Measurements for discussion regarding contingent consideration.
12. Income Taxes
The domestic and foreign components of income (loss) from continuing operations are as follows:

	Year Ended December 31,
	2023	2022
Domestic	$(235,852,000)	$(131,237,000)
Foreign	3,421,000	525,000
Loss before provision for income taxes	$(232,431,000)	$(130,712,000)
The provision for domestic and foreign income taxes is as follows:

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
Foreign	63,000	123,000
State and local	(1,000)	1,000
Total current income tax provision (benefit)	$62,000	$124,000
Deferred:
Federal	$—	$(277,000)
Foreign	—	—
State and local	—	2,037,000
Total deferred income tax provision (benefit)	—	1,760,000
Income tax provision (benefit)	$62,000	$1,884,000

Reconciliations of the income tax computed at the federal statutory tax rate to the expense for income taxes are as follows:

	Year Ended December 31,
	2023	2022
Income taxes at statutory rates	$(48,811,000)	$(27,447,000)
State income tax, net of federal benefit	(1,050,000)	(1,321,000)
Reduction of tax attributes under section 382	43,680,000	—
Goodwill impairment	16,229,000	—
Research credits	(5,416,000)	(1,733,000)
Convertible notes payable and warrants	4,211,000	—
Stock-based compensation	1,836,000	1,345,000
Other permanent differences	9,000	434,000
Limitation of compensation under section 162(m)	(1,145,000)	2,447,000
Other, net	1,822,000	817,000
Change in valuation allowance	(11,303,000)	27,342,000
Income tax expense (benefit)	$62,000	$1,884,000
Significant components of the Company’s deferred tax assets at December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$91,977,000	$109,612,000
Research and development credits	8,283,000	9,816,000
Stock-based compensation	1,991,000	1,639,000
ASC 842 - lease liability	2,113,000	2,599,000
UNICAP	826,000	1,049,000
Sec 174 Capitalization	13,483,000	6,831,000
Other	1,413,000	1,944,000
Total gross	120,086,000	133,490,000
Deferred tax liabilities:
Amortization	(7,360,000)	(9,033,000)
ASC 842 - ROU asset	(2,013,000)	(2,441,000)
Less: valuation allowance	(110,713,000)	(122,016,000)
Deferred tax assets, net of valuation allowance	$—	$—
As of December 31, 2023, the Company has federal and state tax net operating loss carryforwards of $394.0 million and $159.4 million, respectively. The federal tax loss carryforwards include $370.2 million that do not expire but utilization is limited to 80% of the Company’s taxable income in any given tax year based on current federal tax laws. The remaining federal tax loss carryforwards of $23.8 million and state tax loss carryforwards begin to expire in 2027 and 2024, respectively, unless previously utilized. As of December 31, 2023, the Company also has federal and California research credit carryforwards of $5.1 million and $9.4 million, respectively. The federal research credit carryforwards begin to expire in 2027 unless previously utilized. The California research credits carry forward indefinitely.
Management assesses all available evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company has experienced net losses since inception, and the revenue and income potential of the Company’s business and market are unproven. Due to the Company’s continuing research and development (“R&D”) activities, the Company expects to continue to incur net losses into the foreseeable future. As such, the Company cannot conclude that it is more likely than not that its deferred tax assets will be realized. A valuation allowance of $110.7 million, and $122.0 million as of December 31, 2023, and 2022, respectively, has been established to offset the deferred tax assets.
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
In November 2022, the Company completed the stock acquisition of Purigen Biosystems, Inc. The Company recorded a net deferred tax asset of $11.5 million of which $4.4 million related to deferred tax liabilities for non-deductible intangibles and $15.4 million related to deferred tax assets for pre-acquisition tax loss and credit carryforwards. As management determined that the net deferred tax asset was not more likely than not to realize, a full valuation allowance was recorded. There was no impact on the Company’s income tax provision as of December 31, 2022. There was no adjustment to the deferred taxes related to the Purigen acquisition during the measurement period which is now closed.
Utilization of the net operating losses and R&D credit carryforwards may be subject to annual limitations due to ownership changes that have occurred or that could occur in the future, as required by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state and foreign provisions. These ownership changes may limit the amount of net operating losses and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of outstanding stock of a company by certain stockholders.
The Company has performed an ownership change analysis pursuant to Section 382 of the Code and identified that ownership changes occurred on various dates that will limit the Company’s ability to utilize its net operating loss and R&D credit carryforwards. Based on the analysis, the Company’s deferred tax assets related to the tax attributes that will expire unused as a result of the ownership change limitations have been adjusted as of December 31, 2023 with related valuation allowance disclosed above. As a result of limitations arising from the prior ownership changes, $33.0 million of federal and $5.4 million of California net operating loss carry-forwards were removed from the inventory of deferred tax assets. In addition, $6.4 million of federal R&D tax credits were removed from the deferred tax assets as of December 31, 2023. Further, the Company’s deferred tax assets associated with such tax attributes could be significantly reduced upon a future ownership change within the meaning of Section 382 of the Code.
Reconciliations of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, are as follows:

	December 31,
	2023	2022
Balance at beginning of the year	$7,281,000	$5,119,000
Additions/(reductions) for tax positions - prior year	(3,643,000)	903,000
Increase related to current year positions	1,349,000	1,259,000
Balance at the end of the year	$4,987,000	$7,281,000
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
The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual of interest and penalties on the Company’s balance sheets and has not recognized any interest and penalties in the statements of operations for the years ended December 31, 2023 and 2022.
The Company is subject to taxation in the United States, the United Kingdom and China. The Company’s tax years from 2007 (inception) are subject to examination by the United States and state authorities due to the carry forward of unutilized net operating losses and R&D credits.
13. Employee Benefits
The Company has a defined contribution 401(k) plan available to eligible employees. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. The Company expensed matching contributions of $1.9 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively.
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
The purchase price allocation for the acquisition of Purigen was finalized during the year ended December 31, 2023.
The following is the purchase price for the acquisition of Purigen:

Cash	$32,034,000
Estimated fair value of milestone consideration	$12,970,000
Return of cash to buyer from escrow	$(95,000)
Total estimated purchase price	$44,909,000
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
The customer relationships and trade name intangibles are being amortized on a straight-line basis over their estimated useful lives of 5 years. The developed technology intangible is being amortized on a straight-line basis over its estimated useful life of 15 years. Straight-line amortization was determined to be materially consistent with the pattern of expected use of the intangible assets.
As the Company began integrating Purigen’s operations with its existing operations during the fourth quarter of 2022, it is not practical or meaningful to distinguish Purigen’s expenses or net income or loss from that of the combined operations. Purigen revenues included in the Company’s consolidated statement of operations from the date of acquisition through December 31, 2023 were not significant.
The Company recognized approximately $1.8 million of acquisition-related transaction costs for the acquisition of Purigen, including financial advisor fees, legal expenses and accounting fees for the years ended December 31, 2022. These costs are included in the consolidated statement of operations in selling, general and administrative expense.
Pro forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company, and Purigen as if the companies had been combined as of the beginning of the year prior to the acquisition. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Purigen to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied at the beginning of the year prior to the acquisition. The following unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved as if the acquisitions had taken place as of January 1, 2021.

Years Ended December 31, (Unaudited)
2022
Revenue	$29,893,000
Net loss	(141,068,000)
Basic and diluted net loss per share	$(4.88)
15. Related Party Transactions
Through the acquisition of BioDiscovery in October 2021, the Company inherited a building lease with a landlord owned by BioDiscovery’s former Director and Chief Executive Officer, who served as the Company’s Chief Informatics Officer from the date of the acquisition through October 2022. The Company recorded $0.5 million in finance lease costs related to this lease for the year ended December 31, 2022. Refer to Note 11 - Commitments and Contingencies for future commitments pertaining to this finance lease.

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
As of December 31, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this assessment, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision and with the participation of our management, including our principal executive and financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
As of December 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control over Financial Reporting
Except as described below, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In November 2022, we acquired Purigen Biosystems Inc.. We have completed our integration of internal controls of the acquired business into our overall system of internal control over financial reporting as of December 31, 2023.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2023, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item will be set forth under the captions “Proposal 1 – Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Information Regarding Committees of the Board of Directors,” “Executive Officers,” and “Delinquent Section 16(a) Reports,” if any, in our definitive proxy statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023, and is incorporated in this Annual Report by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be set forth under the caption “Executive and Director Compensation” and “Item 402(v) Pay Versus Performance Disclosure” in the Proxy Statement and is incorporated in this Annual Report by reference.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth under the captions “Transactions With Related Persons and Indemnification” and “Information Regarding the Board of Directors and Corporate Governance” in the Proxy Statement and is incorporated in this Annual Report by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth under the captions “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures” in the Proxy Statement and is incorporated in this Annual Report by reference.
PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
List the following documents filed as a part of the report:
(1)Financial statements
The response to this portion of Item 15 is set forth under Item 8 above.
The following consolidated financial statements of Bionano Genomics, Inc are included in Item 8 of this report:
•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets — December 31, 2023 and 2022
•Consolidated Statements of Operations — Years ended December 31, 2023 and 2022
•Consolidated Statements of Comprehensive Loss — Years ended December 31, 2023 and 2022
•Consolidated Statements of Stockholders’ Equity (Deficit) – Years ended December 31, 2023 and 2022
•Consolidated Statements of Cash Flows — Years ended December 31, 2023 and 2022
•Notes to Consolidated Financial Statements
(2)Financial statement schedule.
All schedules have been omitted because they are not required or because the required information is given in the financial statements or notes thereto set forth under Item 8 above.

(3)Exhibits
A list of exhibits filed with this Annual Report or incorporated herein by reference can be found in the Exhibit Index below.
Exhibit Index

Exhibit Number	Description
2.1^€ (1)	Agreement and Plan of Merger, dated October 8, 2021, by and among the Company, Starship Merger Sub I, Inc., Starship Merger Sub II, LLC, BioDiscovery, Inc. and Soheil Shams.
2.2^€ (2)	Agreement and Plan of Merger, dated November 23, 2022, by and among the Company, Mazdan Merger Sub, Inc., Purigen Biosystems, Inc. and Shareholder Representative Services LLC.
2.3^€ (3)	First Amendment to Agreement and Plan of Merger, dated March 4, 2023, by and between the Company and Soheil Shams, as the Securityholders’ Representative.
2.4^€ (4)	Second Amendment to Agreement and Plan of Merger, dated July 15, 2023, by and among the Company, Starship Merger Sub I, Inc., Starship Merger Sub II, LLC, BioDiscovery, Inc. and Soheil Shams
3.1^€ (5)	Certificate of Elimination of Series A Preferred Stock.
3.1(3)	Amended and Restated Certificate of Incorporation, as amended.
3.2(4)	Amended and Restated Bylaws.
3.4(17)	Amendment to Amended and Restated Bylaws.
4.1(5)	Form of Common Stock Certificate.
4.2(5)	Form of Warrant to Purchase Series D-1 Preferred Stock issued to Midcap Financial Trust.
4.3(8)	Form of Warrant to Purchase Common Stock issued to Investors in October 2019 Public Offering.
4.4(9)	Form of Warrant to Purchase Common Stock issued to Investors in April 2020 Public Offering.
4.5	Description of the Company’s Securities.
4.6(18)	Form of Note, representing the Company’s Senior Secured Convertible Notes due 2025.
4.7(19)	Form of Warrant to Purchase Common Stock issued to Purchaser in October 2023 Offering.
4.8(62)	Amendment to Initial Registered Note issued to Purchaser dated February 27, 2024
10.1+(10)	Bionano Genomics, Inc. 2018 Equity Incentive Plan, as amended (the “2018 Plan”).
10.1A+	Forms of grant notice, stock option agreement and notice of exercise under the 2018 Plan.
10.1B+	Forms of director grant notice, stock option agreement and notice of exercise under the 2018 Plan.
10.1C+	Forms of double-trigger grant notice, stock option agreement and notice of exercise under the 2018 Plan.
10.1D+(5)	Forms of international grant notice, stock option agreement and notice of exercise under the 2018 Plan.
10.1E+(11)	Forms of restricted stock unit grant notice and restricted stock unit award agreement under the Bionano Genomics, Inc. 2018 Equity Incentive Plan.
10.2+(12)	Bionano Genomics, Inc. 2018 Employee Stock Purchase Plan.
10.3+(2)	Bionano Genomics, Inc. 2020 Inducement Plan, as amended.
10.3A+(13)	Form of Stock Option Grant Notice and Stock Option Agreement under the Bionano Genomics, Inc. 2020 Inducement Plan.
10.4+(14)	Bionano Genomics, Inc. Non-Employee Director Compensation Policy, as amended
10.5+(5)	Form of Indemnification Agreement by and between the Registrant and each director and executive officer.
10.6+(5)	Employment Agreement by and between the Registrant and R. Erik Holmlin, Ph.D., dated November 7, 2017, as amended.
10.7+(15)	Employment Agreement, effective as of September 1, 2020, by and between Christopher Stewart and the Company.
10.8+(15)	Employment Agreement, effective as of August 31, 2020, by and between Alka Chaubey and the Company.
10.90+(5)	Employment Agreement by and between the Registrant and Mark Oldakowski, dated November 7, 2017.
10.10(5)	Lease by and between the Registrant and The Irvine Company LLC, dated January 16, 2012.
10.10A(5)	First Amendment to the Lease by and between the Registrant and The Irvine Company LLC, dated September 10, 2013.
10.10B(5)	Second Amendment to the Lease by and between the Registrant and The Irvine Company LLC, dated July 1, 2015.
10.10C(3)	Third Amendment to the Lease by and between the Registrant and The Irvine Company LLC, dated December 19, 2019.
10.10D(3)	Fourth Amendment to the Lease by and between the Registrant and The Irvine Company LLC, dated February 15, 2021.
10.10E(14)	Fifth Amendment to the Lease by and between the Registrant and The Irvine Company, LLC, dated January 12, 2022.
10.11(14)	Standard Industrial/Commercial Single-Tenant Lease, made effective as of November 23, 2021, by and between the Company and 6777 Nancy Ridge LLC.

Exhibit Number	Description
10.12(14)	Commercial Single-Tenant Lease – Net, dated February 28, 2016, by and between Tesa Beach LLC and BioDiscovery, Inc.
10.13	Lease, dated August 22, 2016, by and between SFF BBC, LLC and Purigen Biosystems, Inc.
10.13A	First Amendment to the Lease by and between Purigen Biosystems Inc, and SFF BBC, LLC, dated August 22, 2016
10.14(16)	Sales Agreement, dated March 23, 2021, by and between the Company and Cowen and Company, LLC.
10.14A(3)	Amendment No. 1 to Sales Agreement, dated March 9, 2023, by and between the Company and Cowen and Company, LLC.
10.15#(5)	License Agreement by and between Princeton University and the Registrant, dated January 7, 2004.
10.15A#(5)	First Amendment to the License Agreement by and between Princeton University and the Registrant, dated December 17, 2004.
10.15B#(5)	Second Amendment to the License Agreement by and between Princeton University and the Registrant, dated February 25, 2010.
10.15C#(5)	Third Amendment to the License Agreement by and between Princeton University and the Registrant, dated October 17, 2011.
10.15D#(5)	Fourth Amendment License Agreement by and between Princeton University and the Registrant, dated February 9, 2012.
10.16#(5)	Master Services Agreement by and between the Registrant and Skorpios Technologies, Inc. (f/k/a Novati Technologies, Inc. and f/k/a SVTC Technologies, LLC), dated March 2, 2009, as amended.
10.17#(5)	License Agreement by and between the Registrant and New York University dated November 4, 2013.
10.18#(5)	License Agreement by and between the Registrant and Q Biotechnology CV dated May 1, 2014.
10.18A#(5)	Amendment to Non-Exclusive Patent License Agreement by and between the Registrant and Q Biotechnology CV dated May 1, 2014.
10.19#(5)	Manufacturing Services Agreement by and between the Registrant and Paramit Corporation, dated February 18, 2015.
10.20#(5)	Option and Sublicense Agreement by and between the Registrant and Pacific Biosciences of California, Inc. dated February 2, 2016.
10.21^€	Amended and Restated Exclusive License Agreement with Equity, dated July 16, 2021, by and between The Board of Trustees of the Leland Stanford Junior University and Purigen Biosystems, Inc.
10.21A^€
Amendment No. 1 to the Amended and Restated Exclusive License Agreement Effective the 16th Day of July 2021 Between Stanford University and Purigen Biosystems, Inc., dated November 14, 2022, by and between The Board of Trustees of the Leland Stanford Junior University and Purigen Biosystems, Inc.

10.22	Employment Agreement, effective as of September 11, 2023, by and between Gülsen Kama and the Company.
10.23	Transition, Separation and Consulting Agreement dated as of August 11, 2023, by and between Christopher Stewart and the Company.
10.24^(18)	Securities Purchase Agreement, dated October 11, 2023, by and among the Company and the Purchaser named therein.
10.25^(63)	Letter Agreement between the Company and the Purchaser named therein, dated February 27, 2024.
21.1	Subsidiaries of the Registrant.
22.1	Affiliates whose securities collateralize securities of the registrant
23.1	Consent of BDO USA, P.C., independent registered public accounting firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Bionano Genomics, Inc. Incentive Compensation Recoupment Policy
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Description
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 19, 2021.
(2)	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 28, 2022.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2023.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2023
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 4, 2023.
(6)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2021
(7)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 24, 2018.
(8)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 14, 2023.
(9)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2021
(10)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 24, 2018.
(11)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 14, 2023.
(12)	Incorporated by reference to Exhibit 4.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-233828), as amended.
(13)	Incorporated by reference to Exhibit 4.16 of the Registrant’s Registration Statement on Form S-1 (File No. 333-237074), as amended, filed with the SEC on March 24, 2020.
(14)	Incorporated by reference to Exhibit 4.10 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2023.
(15)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2023.
(16)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-3 (File No. 333-275181).
(17)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, filed with the SEC on August 17, 2018.
(18)	Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, filed with the SEC on August 17, 2018.
(19)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 (File No. 333-245764), filed with the SEC on August 14, 2020.
(20)	Incorporated by reference to Exhibit 10.2A of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2023.
(21)	Incorporated by reference to Exhibit 10.2B of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2023.
(22)	Incorporated by reference to Exhibit 10.2C of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2023.
(23)	Incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, filed with the SEC on August 17, 2018.
(24)	Incorporated by reference to Exhibit 99.5 of the Registrant’s Registration Statement on Form S-8 (File No. 333-227073), filed with the SEC on August 28, 2018.
(25)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 28, 2022.
(26)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 4, 2020.
(27)	Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022.
(28)	Incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, filed with the SEC on August 17, 2018.
(29)	Incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, filed with the SEC on August 17, 2018.
(30)	Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2020.

Exhibit Number	Description
(31)	Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2020.
(32)	Incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, filed with the SEC on August 17, 2018.
(33)	Incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, filed with the SEC on August 17, 2018.
(34)	Incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, filed with the SEC on August 17, 2018.
(35)	Incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, filed with the SEC on August 17, 2018.
(36)	Incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2021
(37)	Incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2021
(38)	Incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022.
(39)	Incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022.
(40)	Incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022.
(41)	Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2023.
(42)	Incorporated by reference to Exhibit 10.14A of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2023.
(43)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 24, 2021.
(44)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2023
(45)	Incorporated by reference to Exhibit 10.25 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, filed with the SEC on August 17, 2018.
(46)	Incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, filed with the SEC on August 17, 2018.
(47)	Incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, filed with the SEC on August 17, 2018.
(48)	Incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, filed with the SEC on August 17, 2018.
(49)	Incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, filed with the SEC on August 17, 2018.
(50)	Incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, filed with the SEC on August 17, 2018.
(51)	Incorporated by reference to Exhibit 10.34 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, filed with the SEC on August 17, 2018.
(52)	Incorporated by reference to Exhibit 10.32 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, filed with the SEC on August 17, 2018.
(53)	Incorporated by reference to Exhibit 10.33 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, filed with the SEC on August 17, 2018.
(54)	Incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, filed with the SEC on August 17, 2018.
(55)	Incorporated by reference to Exhibit 10.35 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, filed with the SEC on August 17, 2018.
(56)	Incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2023.
(57)	Incorporated by reference to Exhibit 10.22A of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2023.
(58)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2023.
(59)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2023.
(60)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2023.

Exhibit Number	Description
(61)	Incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2023.
(62)	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 28, 2024
(63)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 28, 2024
^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
+	Indicates management contract or compensatory plan.
#	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
€
Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted (indicated by “[***]”) because the Company has determined that the information is not material and is the type that the Company treats as private or confidential.

*
This certification is furnished herewith and deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act (whether made before or after the date of this Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bionano Genomics, Inc.

Date: March 5, 2024	By:	/s/ R. Erik Holmlin, Ph.D.
R. Erik Holmlin, Ph.D.
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of R. Erik Holmlin, Ph.D. and Gülsen Kama as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Bionano Genomics, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Erik Holmlin, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2024
R. Erik Holmlin, Ph.D.

/s/ Gülsen Kama	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2024
Gülsen Kama

/s/ David L. Barker, Ph.D.	Director	March 5, 2024
David L. Barker, Ph.D.

/s/ Albert A. Luderer, Ph.D.	Director	March 5, 2024
Albert A. Luderer, Ph.D.

/s/ Yvonne Linney, Ph.D.	Director	March 5, 2024
Yvonne Linney, Ph.D.

/s/ Hannah Mamuszka	Director	March 5, 2024
Hannah Mamuszka

/s/ Aleksandar Rajkovic, M.D., Ph.D	Director	March 5, 2024
Aleksandar Rajkovic, M.D., Ph.D.

/s/ Christopher Twomey	Director	March 5, 2024
Christopher Twomey

/s/ Kristiina Vuori, M.D., Ph.D.	Director	March 5, 2024
Kristiina Vuori, M.D., Ph.D.

/s/ Vincent Wong, J.D., M.B.A.	Director	March 5, 2024
Vincent Wong, J.D., M.B.A.