Form 10-Q
period 2024-03-31
Bionano Genomics, Inc.
filed 2024-05-08
CIK 1411690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

As of May 6, 2024, the registrant had 66,856,804 shares of Common Stock ($0.0001 par value) outstanding.

BIONANO GENOMICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIONANO GENOMICS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$15,759,000	$17,948,000
Investments	12,561,000	48,823,000
Accounts receivable, net	8,313,000	9,319,000
Inventory	19,587,000	22,892,000
Prepaid expenses and other current assets	4,945,000	6,019,000
Restricted investments	24,446,000	35,117,000
Total current assets	85,611,000	140,118,000
Restricted cash	400,000	400,000
Property and equipment, net	25,279,000	23,345,000
Operating lease right-of-use assets	4,870,000	5,633,000
Finance lease right-of-use assets	3,453,000	3,503,000
Intangible assets, net	31,734,000	33,974,000
Other long-term assets	6,648,000	7,431,000
Total assets	$157,995,000	$214,404,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	9,844,000	10,384,000
Accrued expenses	11,028,000	8,089,000
Contract liabilities	1,035,000	783,000
Operating lease liability	2,190,000	2,163,000
Finance lease liability	269,000	272,000
Purchase option liability (at fair value)	5,060,000	8,534,000
Convertible notes payable (at fair value)	29,080,000	69,803,000
Total current liabilities	58,506,000	100,028,000
Operating lease liability, net of current portion	2,755,000	3,590,000
Finance lease liability, net of current portion	3,575,000	3,585,000
Contingent consideration	10,250,000	10,890,000
Long-term contract liabilities	138,000	154,000
Total liabilities	$75,224,000	$118,247,000
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized at March 31, 2024 and December 31, 2023; 57,539,000 and 45,752,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	6,000	5,000
Additional paid-in capital	695,411,000	677,337,000
Accumulated deficit	(612,630,000)	(581,208,000)
Accumulated other comprehensive income (loss)	(16,000)	23,000
Total stockholders’ equity	$82,771,000	$96,157,000
Total liabilities and stockholders’ equity	$157,995,000	$214,404,000
See accompanying notes to the unaudited condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Product revenue	$6,828,000	$5,447,000
Service and other revenue	1,941,000	1,968,000
Total revenue	8,769,000	7,415,000
Cost of revenue:
Cost of product revenue	4,904,000	3,858,000
Cost of service and other revenue	1,041,000	1,487,000
Total cost of revenue	5,945,000	5,345,000
Operating expenses:
Research and development	9,779,000	13,937,000
Selling, general and administrative	19,536,000	25,976,000
Restructuring costs	4,632,000	—
Total operating expenses	33,947,000	39,913,000
Loss from operations	(31,123,000)	(37,843,000)
Other income (expense):
Interest income	1,044,000	704,000
Interest expense	(122,000)	(76,000)
Other income (expense)	(1,239,000)	117,000
Total other income (expense)	(317,000)	745,000
Loss before income taxes	(31,440,000)	(37,098,000)
Benefit (provision) for income taxes	18,000	(26,000)
Net loss	$(31,422,000)	$(37,124,000)
Net loss per share, basic and diluted	$(0.60)	$(1.23)
Weighted-average common shares outstanding basic and diluted	52,739,000	30,205,000
See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss:	$(31,422,000)	$(37,124,000)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	(13,000)	423,000
Foreign currency translation adjustments	(26,000)	36,000
Other comprehensive income (loss)	$(39,000)	$459,000
Total comprehensive loss	$(31,461,000)	$(36,665,000)
See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2023	29,718,000	$3,000	$599,234,000	$(348,715,000)	$(1,124,000)	$249,398,000
Stock option exercises	4,000	—	23,000	—	—	23,000
Stock-based compensation expense	—	—	3,882,000	—	—	3,882,000
Issue common stock, net of issuance costs	950,000	—	14,848,000	—	—	14,848,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	7,000	—	—	—	—	—
Net loss	—	—	—	(37,124,000)	—	(37,124,000)
Other comprehensive income (loss)	—	—	—	—	459,000	459,000
Balance at March 31, 2023	30,679,000	$3,000	$617,987,000	$(385,839,000)	$(665,000)	$231,486,000

Balance at January 1, 2024	45,752,000	$5,000	$677,337,000	$(581,208,000)	$23,000	$96,157,000
Stock-based compensation expense	—	—	3,015,000	—	—	3,015,000
Issue common stock, net of issuance costs	11,787,000	1,000	15,059,000	—	—	15,060,000
Net loss	—	—		(31,422,000)	—	(31,422,000)
Other comprehensive income (loss)	—	—			(39,000)	(39,000)
Balance at March 31, 2024	57,539,000	$6,000	$695,411,000	$(612,630,000)	$(16,000)	$82,771,000
See accompanying notes to the unaudited condensed consolidated financial statements

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(31,422,000)	$(37,124,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,007,000	3,190,000
Amortization of financing lease right-of-use asset	51,000	51,000
Amortization (accretion) of interest on securities	(694,000)	(82,000)
Non-cash lease expense	27,000	113,000
Gain on lease modification	(73,000)	—
Net realized loss (gain) on investments	2,000	7,000
Stock-based compensation	3,015,000	3,882,000
Change in fair value of contingent consideration	(640,000)	789,000
Change in fair value of convertible notes payable and option liability	(7,534,000)	—
Loss on intangible asset impairment	448,000	—
Loss on property and equipment disposal	284,000	—
Cost of leased equipment sold to customer	98,000	88,000
Changes in operating assets and liabilities:
Accounts receivable	1,004,000	242,000
Inventory	(200,000)	(5,707,000)
Prepaid expenses and other current assets	1,073,000	471,000
Other assets	786,000	(372,000)
Accounts payable	(537,000)	3,017,000
Accrued expenses and contract liabilities	3,174,000	(978,000)
Net cash used in operating activities	(28,131,000)	(32,413,000)
Investing Activities:
Purchases of property and equipment	(26,000)	(360,000)
Purchase of available for sale securities	(110,557,000)	—
Sale and maturity of available for sale securities	158,169,000	16,888,000
Net cash provided by investing activities	47,586,000	16,528,000
Financing activities:
Principal payments on financing lease liability	(13,000)	(10,000)
Proceeds from sale of common stock	15,445,000	15,229,000
Offering expenses on sale of common stock	(386,000)	(380,000)
Payments on convertible notes payable	(36,664,000)	—
Proceeds from warrant and option exercises	—	23,000
Net cash (used in)/provided by financing activities	(21,618,000)	14,862,000
Effect of exchange rates on cash, cash equivalents and restricted cash	(26,000)	36,000
Net decrease in cash, cash equivalents and restricted cash	(2,189,000)	(987,000)
Cash, cash equivalents and restricted cash at beginning of period	18,348,000	5,491,000
Cash, cash equivalents and restricted cash at end of period	$16,159,000	$4,504,000
Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts reported on the unaudited condensed consolidated statements of cash flows
Cash and cash equivalents	15,759,000	4,104,000
Restricted cash	400,000	400,000
Total cash, cash equivalents and restricted cash at end of period	$16,159,000	$4,504,000
Supplemental cash flow disclosures:

Cash paid for interest	$5,620,000	$76,000
Cash paid for operating lease liabilities	$669,000	$644,000
Supplemental disclosure of non-cash investing and financing activities:
Transfer of instruments and servers from inventory to property and equipment, net	$3,505,000	$2,356,000
Property and equipment included in accounts payable	$—	$230,000
Notes payable issuance costs in accounts payable	$44,000	$—
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
Basis of Presentation
The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting purposes. The condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, changes in equity, and comprehensive loss and cash flows for each period presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All intercompany transactions and balances have been eliminated. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Liquidity and Going Concern
The Company has experienced recurring net losses from operations, negative cash flows from operating activities, and accumulated deficit since its inception and expects to continue to incur net losses into the foreseeable future. As of March 31, 2024, the Company had approximately $15.8 million in cash and cash equivalents, $12.6 million in short term investments and $24.8 million in restricted cash and cash equivalents and restricted short-term investments. The amount we are required to hold as restricted cash and cash investments and restricted short-term investments is reduced as the outstanding principal amount of the Notes is paid.
The Company has an accumulated deficit of $612.6 million as of March 31, 2024. During the three months ended March 31, 2024, the Company used $28.1 million cash in operations.
As of March 31, 2024, the Company reported $29.1 million of Notes as defined in Note 5 (High Trail Agreement) at fair value, which are classified as current. At the holder’s option, as of March 31, 2024, the Company may be required to redeem the $24.3 million outstanding principal amount of the Notes at a redemption price of 115% of the principal amount (the “Repayment Price”) or $28.0 million in 2024. Additionally, the Company will be required to pay a retirement fee to the holder based on amounts redeemed when the outstanding balance is paid in full, which as of March 31, 2024, was estimated at $2.2 million assuming full redemption and no further conversions.
Management expects operating losses and negative cash flows to continue for at least the next year as the Company continues to incur costs related to product development and commercialization efforts. Management has prepared cash flows forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the unaudited condensed consolidated financial statements for the three months ended March 31, 2024, are issued. Management’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management’s plans to raise additional capital to fulfill its operating and capital requirements for at least 12 months include public or private equity or debt financings. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all.
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
Significant Accounting Policies
During the three months ended March 31, 2024, there were no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Restructuring
The Company’s restructuring expense consists primarily of actions taken in May and October 2023 and March 2024 in order to reduce costs and improve operations and manufacturing efficiency. Severance-related costs were accounted for as a one-time termination benefit communicated by period end without an additional service component, so the charge represents the total amount expected to be incurred. As a result of reducing facility costs and discretionary spending unrelated to headcount and combined with the cost savings from the reduction in force the Company initiated in May and October 2023 and March 2024, such plans are intended to decrease expenses and maintain a streamlined organization to support its business.
In connection with the Company’s restructuring initiatives, the Company entered into a lease termination agreement on February 28, 2024 with the landlord for the facility in Salt Lake City that will result in a one-time termination fee in the third quarter of 2024. The Company will continue to lease the property through June 2024. The Company accounted for the lease amendment as a lease modification as of March 31, 2024. See Note 7 (Commitments and Contingencies) for additional information.
On March 1, 2024, the Board of Directors approved a cost savings plan, including a reduction in force, that it expects to reduce its annualized operating expenses. This cost savings plan is incremental to the reductions in force in May and October 2023 (the “2023 Workforce Reduction”). As part of the plan, the Company plans to reduce its overall headcount by approximately 120 employees. The Company expects to substantially complete the reduction in force by June 30, 2024. In addition, Bionano Laboratories will phase out over time the offering of certain testing services related to neurodevelopmental disorders, including autism spectrum disorders, and other disorders of childhood development. As of the issuance date of these unaudited condensed consolidated financial statements the Company has not yet ceased offering the above referenced services. The estimates of costs and expenses that the Company expects to incur in connection with the reduction in force are subject to a number of assumptions and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction in force. See Note 7 (Commitments and Contingencies) for additional information.
Impairment of Long-Lived Assets (including Finite-Lived Intangible Assets)
Long-lived assets are reviewed for impairment if indicators of potential impairment exist. If the Company identifies a change in the circumstances related to its long-lived assets, such as property and equipment and intangible assets (other than goodwill), that indicates the carrying value of any such asset may not be recoverable, the Company will perform an impairment analysis. A long-lived asset (other than goodwill) is not recoverable when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.
During the quarter ended March 31, 2024, the Company experienced a triggering event as a result of the restructuring initiatives that required an evaluation of our non-OGM Bionano Laboratories asset group for impairment. The Company performed a recoverability test and concluded that the long-lived assets were not recoverable; therefore, the Company measured the impairment loss and fully impaired the intangible assets acquired through the acquisition of Lineagen, consisting of its trade name and customer relationship intangible assets. The Company recognized an impairment loss of $0.4 million as of March 31, 2024. No impairment losses were recorded during the same period in 2023.
Inventories
The Company reviews its inventories for classification purposes. The value of inventories not expected to be realized in cash, sold or consumed during the next 12 months are classified as non-current within Other long-term assets. As of March 31, 2024, $4.2 million of inventories were included in Other long term assets.
Change in depreciable lives of property and equipment
The Company reviews the estimated useful life of its fixed assets on an ongoing basis. This review indicated that the actual lives of the Company’s Saphyr and Stratys instruments were longer than the estimated useful lives used for depreciation purposes in the Company’s unaudited condensed consolidated financial statements. As a result, effective January 1, 2024, the Company changed its estimates of the useful lives of the Company’s Saphyr and Stratys instruments to better reflect the estimated period during which these assets will remain in service. The estimated useful lives of the Company’s Saphyr and Stratys instruments were increased from 5 to 7 years. The effect of this change in estimate reduced depreciation expense by $0.5 million.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies. The Company believes that the impact of the recently issued accounting pronouncements that are not yet effective will not have a material impact on its condensed consolidated financial condition or results of operations upon adoption.
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
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	March 31, 2024	March 31, 2023
Stock options	3,061,000	3,201,000
Warrants	21,696,000	436,000
Convertible notes payable into common stock	8,498,000	—
RSUs	184,000	246,000
PSUs	29,000	29,000
Total	33,468,000	3,912,000

3. Revenue Recognition
Revenue by Source

	Three Months Ended March 31,
	2024	2023
Instruments	$1,614,000	$1,896,000
Consumables	3,464,000	2,235,000
Software	1,750,000	1,316,000
Total product revenue	6,828,000	5,447,000
Service and other	1,941,000	1,968,000
Total revenue	$8,769,000	$7,415,000
Revenue by Geographic Location

	Three Months Ended March 31,
	2024		2023
	$	%	$	%
Americas	$4,690,000	53%	$3,444,000	47%
EMEA	3,133,000	36%	2,992,000	40%
Asia Pacific	946,000	11%	979,000	13%
Total	$8,769,000	100%	$7,415,000	100%
The table above provides revenue from contracts with customers by source and geographic region (based on the customer’s billing address) on a disaggregated basis. Americas consists of North America and South America. EMEA consists of Europe, the Middle East, and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, India and Australia.
For the three months ended March 31, 2024 and 2023, the United States represented 42.6% and 41.2% of total revenue, respectively. No other countries represented greater than 10% of revenue during the three months ended March 31, 2024 and 2023.
Remaining Performance Obligations
As of March 31, 2024, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $1.2 million. These remaining performance obligations primarily relate to extended warranty, support and maintenance obligations, as well as obligations related to software under hosting arrangements. The Company expects to recognize approximately 78.5% of this amount as revenue during the remainder of 2024, 16.1% in 2025, and 5.4% in 2026 and thereafter. Warranty revenue is included in service and other revenue.
The Company recognized revenue of approximately $0.6 million and $0.7 million during the three months ended March 31, 2024 and 2023, respectively, which was included in the contract liability balance at the end of the previous year.

4. Balance Sheet Account Details
Accounts Receivable and Allowance for Credit Losses

	March 31, 2024	December 31, 2023	December 31, 2022
Accounts receivable, net:
Accounts receivable, trade	$8,741,000	$9,802,000	$7,315,000
Allowance for credit losses	(428,000)	(483,000)	(293,000)
	$8,313,000	$9,319,000	$7,022,000
Changes to the allowance for credit losses during the three months ended March 31, 2024 and 2023 were as follows:

Allowance for Credit Losses
Balance as of January 1, 2023	$(293,000)
Provision for expected credit loss	(5,000)
Write-offs	48,000
Balance as of March 31, 2023	$(250,000)

Balance as of January 1, 2024	$(483,000)
Provision for expected credit loss	—
Write-offs	55,000
Balance as of March 31, 2024	$(428,000)
The Company’s adoption of ASU No. 2016-13, Financial Instruments - Credit Losses, included an assessment of our aged trade receivables balances and their underlying credit risk characteristics. Our evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.

Inventory
The components of inventories are as follows:

	March 31, 2024	December 31, 2023
Inventory:
Raw materials	$7,706,000	$7,567,000
Work in process	7,969,000	9,790,000
Finished goods	8,127,000	10,245,000
	$23,802,000	$27,602,000
Inventories current	$19,587,000	$22,892,000
Inventories non-current (included in other long-term assets)	$4,215,000	$4,710,000
Intangible Assets
Intangible assets that are subject to amortization consisted of the following for the periods presented:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$2,000,000	$(758,000)	$1,242,000	$2,630,000	$(1,078,000)	$1,552,000
Customer relationships	3,200,000	(1,528,000)	1,672,000	4,150,000	(2,002,000)	2,148,000
Developed technology	41,600,000	(12,882,000)	28,718,000	41,600,000	(11,428,000)	30,172,000
Intangibles, net	$46,800,000	$(15,168,000)	$31,632,000	$48,380,000	$(14,508,000)	$33,872,000
Intangible assets not subject to amortization totaled $0.1 million at March 31, 2024 and December 31, 2023, and related to the Company’s domain name.
Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2024	December 31, 2023
Compensation expenses*	$8,761,000	$5,030,000
Customer deposits	17,000	17,000
Taxes payable	1,034,000	1,099,000
Insurance	234,000	512,000
Professional fees and royalties	312,000	387,000
Warranty liabilities	213,000	391,000
Accrued clinical study fees	57,000	138,000
Other	400,000	515,000
Total	$11,028,000	$8,089,000
*Compensation expenses include restructuring costs of $3.9 million incurred during the quarter ended March 31, 2024. Refer to Note 7 - Commitments and Contingencies.

5. High Trail Agreement
As of March 31, 2024, the Company had aggregate principal outstanding under the Notes of $24.3 million, reported at fair value of $29.1 million (refer to Note 8 (Investments and Fair Value Measurements), for fair value measurements and additional discussion) and broken out as follows:

Notes
Principal balance, December 31, 2023	$61,000,000
Less:
Conversions	—
Partial redemption payments of principal	9,000,000
Redemption payment of principal in connection with modification	27,663,000
Notes principal balance, March 31, 2024	$24,337,000
On January 1, 2024, and February 1, 2024, the holders redeemed an aggregate of $9.0 million of principal, at the Repayment Price of $10.4 million.
As of March 31, 2024, at the holder’s option, the Company may be required to make future aggregate redemptions at the repayment price of 115% as follows (unless earlier converted per the terms):

2024	$27,988,000
Thereafter	—
Total	$27,988,000
As of March 31, 2024, and assuming no future conversions, the Company would be required to pay a remaining retirement fee of $2.2 million, based on full redemption of principal.
Debt Financing Amendment
On February 27, 2024, the Company entered into a letter agreement (the “Letter Agreement”) and an Amendment to the Registered Note (the “Amendment”), with the purchaser of the senior secured convertible notes payable due 2025 (the “Registered Notes”) which provided for, among other things, the following:
•Reduction (i) of the minimum liquidity covenant from $50.0 million, and (ii) of the restricted cash covenant from $35.0 million, in both cases, to the amount equal to the sum of (iii) the outstanding principal amount of the Registered Notes plus (iv) approximately $0.7 million, which will be further reduced as the remaining principal on the Registered Notes are retired;
•Cancellation of the March 2024 partial redemption payment and delay of the April 2024 partial redemption payment to April 20, 2024;
•Redemption of the outstanding $17.0 million balance of the senior secured convertible notes payable due 2025 initially issued in a concurrent private placement to the purchaser (the “Private Placement Notes” and together with the Registered Notes, the “Notes”) at a redemption price of 115% for a total redemption payment of approximately $19.6 million;
•Redemption of approximately $10.7 million of the Registered Notes at a redemption price of 115% for a total redemption payment of approximately $12.3 million; and
•Increase of $1.0 million to the Retirement Fee (as defined in the Notes) of the Private Placement Notes to $3.2 million paid concurrently with redemptions of the initial private placement note, which was recorded in other income (expense).
The Company accounted for the Amendment as a modification and therefore recorded no gain or loss. The terms of the new debt permitted the Company to prepay the debt in the same amount as the partial redemption payments at 115% of principal.
There was no modification made to the option to purchase additional convertible notes (“Purchase Option”) or Purchase Warrants (as defined in Note 6 (Stockholders’ Equity and Stock-Based Compensation)) issued in connection with the Notes.
On April 20, 2024, and May 1, 2024, the holders redeemed an aggregate of $9.0 million of principal, at the Repayment Price of $10.4 million.

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
Cowen At-the-Market Facility
On March 23, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) which provides for the sale, in the Company’s sole discretion, of shares of common stock having an aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal, which was amended on March 9, 2023 to decrease the maximum aggregate offering price to $200.0 million for sales made on and after the date of the amendment (the “Cowen ATM”). The Company agreed to pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. During the three months ended March 31, 2024, the Company sold approximately 11.8 million shares of common stock under the Cowen ATM at an average share price of $1.31 per share, and received gross proceeds of approximately $15.4 million before deducting offering costs of $0.4 million.
Stock Warrants
A summary of the Company’s warrant activity during the three months ended March 31, 2024 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	21,696,000	$4.38	4.78	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at March 31, 2024	21,696,000	$4.38	4.54	$—
Stock Options
A summary of the Company’s stock option activity during the three months ended March 31, 2024 was as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	3,268,000	$24.79	7.80	$3,000
Granted	51,000	1.18	—
Exercised	—	—	—	—
Canceled	(258,000)	25.47	—
Outstanding and expected to vest at March 31, 2024	3,061,000	$24.34	7.92	$—
Vested and exercisable at March 31, 2024	1,563,000	$29.48	7.34	$—
For the three months ended March 31, 2024, the weighted-average grant date fair value of stock options granted was $0.84 per share.

Stock-Based Compensation
The Company recognized stock-based compensation expense for the periods presented as follows:

	Three Months Ended March 31,
	2024	2023
Cost of product revenue	$81,000	$102,000
Cost of service and other revenue	47,000	44,000
Research and development	1,171,000	1,357,000
General and administrative	1,716,000	2,379,000
Total stock-based compensation expense	$3,015,000	$3,882,000
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants during the periods presented were as follows:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.0%	4.0%
Expected volatility	80.8%	72.7%
Expected term (in years)	6.1	6.0
Expected dividend yield	0.0%	0.0%

Restricted Stock Units and Performance Stock Units
The following table summarizes RSU activity during the three months ended March 31, 2024:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2024	239,000	$16.30
Granted	—	—
Released	(48,000)	16.30
Forfeited	(7,000)	16.30
Outstanding at March 31, 2024	184,000	$16.30
The total fair value of the RSUs that vested during the three months ended March 31, 2024 was $0.8 million, determined as of the date of vesting. The weighted average remaining contractual term for the RSUs is 2.6 years as of March 31, 2024.
The following table summarizes PSU activity during the three months ended March 31, 2024:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2024	29,000	$47.4
Granted	—	—
Released	—	—
Forfeited	—	—
Outstanding at March 31, 2024	29,000	$47.4
During the year ended December 31, 2023, the Company reassessed the implicit service period on its performance-based stock units relative to specified revenue targets and determined that the performance conditions were met from an accounting perspective, but subject to certain certifications and approval from the Compensation Committee; therefore, the remaining expense was accelerated as of December 31, 2023. As a result of the accelerated vesting terms, the weighted average remaining contractual term for the PSUs is 0 years as of March 31, 2024.
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
Registered Direct Offering
On April 4, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (the “Registered Direct Offering”): (i) an aggregate of 6.5 million shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to an aggregate of 2.2 million shares of common stock (the “Pre-Funded Warrants”), and (iii) warrants to purchase up to 8.7 million shares of common stock (the “Purchase Warrants”). The combined purchase price of each share of common stock and accompanying Warrant is $1.15 per share. The combined purchase price of each Pre-Funded Warrant and accompanying Warrant is $1.14 (equal to the combined purchase price per share of common stock and accompanying Warrant, minus $0.001). The gross proceeds to the Company from the Registered Direct Offering was $10.0 million. The Company received net proceeds of $9.3 million after deducting placement agent fees and other offering expenses of $0.7 million payable by the Company.
Each Warrant is exercisable for one share of common stock at an exercise price of $1.02 per share. The Purchase Warrants are immediately exercisable as of the date of issuance of April 8, 2024, and will expire on the five-year anniversary of the date of issuance. The Pre-Funded Warrants are offered in lieu of shares of common stock and provide that the holder may not exercise any portion of a Pre-Funded Warrant to the extent that immediately prior to or after giving effect to such exercise the holder would own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding common stock immediately following the consummation of the Registered Direct Offering. Each Pre-Funded Warrant is exercisable for one share of common stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are immediately exercisable and were exercised in full at the time of closing.

7. Commitments and Contingencies
The Company has entered into various operating lease agreements and a finance lease agreement, primarily relating to our office, laboratory, and manufacturing space. See Note 11 – Commitments and Contingencies, subsection titled “Leases”, in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2023 for information regarding the Company’s lease agreements.
The future minimum payments under non-cancellable operating and finance leases as of March 31, 2024, are as follows:

	Operating Leases	Finance Lease
Remainder of 2024	$2,085,000	$248,000
2025	2,608,000	338,000
2026	544,000	346,000
2027	254,000	356,000
2028	—	365,000
Thereafter	—	5,230,000
Total future lease payments	5,491,000	6,883,000
Less: imputed interest	(546,000)	(3,039,000)
Total lease liabilities	$4,945,000	$3,844,000

Restructuring
In October, 2023, the Company committed to a series of cost saving initiatives including a reduction in force (the “Workforce Reduction”) and, as a result of reducing facility costs and discretionary spending unrelated to headcount and combined with the cost savings from the reduction in force the Company initiated in May 2023, such plan is intended to decrease expenses and maintain a streamlined organization to support its business. In connection with the Company’s restructuring initiatives, the Company entered into a lease termination agreement on February 28, 2024 with the landlord for the facility in Salt Lake City that will result in a one-time termination fee of approximately $0.2 million in the third quarter of 2024. The Company will continue to lease the property through June 2024. The Company accounted for the lease amendment as a lease modification as of March 31, 2024 and recorded a gain of $0.1 million
On March 1, 2024, the Board of Directors approved a cost savings plan, including a reduction in force, that it expects to reduce its annualized operating expenses. This cost savings plan is incremental to the 2023 Workforce Reduction. As part of the plan, the Company plans to reduce its overall headcount by approximately 120 employees. The Company expects to substantially complete the reduction in force by June 30, 2024. In addition, Bionano Laboratories will phase out over time the offering of certain testing services related to neurodevelopmental disorders, including autism spectrum disorders, and other disorders of childhood development. As of the issuance date of these unaudited condensed consolidated financial statements we have not yet ceased offering the above-referenced services. The estimates of costs and expenses that the Company expects to incur in connection with the reduction in force are subject to a number of assumptions and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction in force.
The workforce reduction resulted in total restructuring charges of approximately $3.9 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California Worked Adjustment and Retraining Notification (WARN) Act.
The following is a summary of restructuring charges associated with the reduction in force for the quarter ended March 31, 2024 including severance, impairment, and other exit related costs:

Severance	$3,874,000
Lease related expenses	211,000
Other	547,000
Total restructuring charges including in operating expenses	$4,632,000
COGS restructuring	$11,000
Total restructuring charges	$4,643,000

The following restructuring liability activity was recorded in connection with the reduction in force for the quarter ended March 31, 2024 including within accrued expenses on the unaudited condensed consolidated financial statements:

Accrued restructuring as of December 31, 2023	$83,000
Restructuring charges incurred during the period	4,643,000
Cash payments	—
Accrued restructuring as of March 31, 2024	$4,726,000
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
Contingent Consideration
See Note 8 (Investments and Fair Value Measurements) for a discussion of the contingent consideration liability.
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Commercial paper	$1,198,000	$—	$1,198,000	$—
Corporate notes/bonds	6,374,000	—	6,374,000	—
U.S. treasuries	4,989,000	—	4,989,000	—
Total investments:	$12,561,000	$—	$12,561,000	$—
Money market funds	$12,041,000	$12,041,000	$—	$—
Commercial paper classified as restricted investments	2,646,000	—	2,646,000	—
U.S. treasuries classified as restricted investments	21,800,000	—	21,800,000	—
Total restricted investments:	$24,446,000	$—	$24,446,000	$—
Liabilities:
Contingent consideration	$10,250,000	$—	$—	$10,250,000
Convertible notes payable	$29,080,000	$—	$—	$29,080,000
Purchase option liability	$5,060,000	$—	$—	$5,060,000

	December 31, 2023
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Corporate notes/bonds	14,360,000	—	14,360,000	—
U.S. treasuries	34,463,000		34,463,000
Total investments:	$48,823,000	$—	$48,823,000	$—
Money market funds	$9,752,000	$9,752,000	$—	$—
Commercial paper classified as restricted investments	5,432,000	—	5,432,000	—
U.S. treasuries classified as restricted investments	29,685,000	—	29,685,000	—
Total restricted investments:	$35,117,000	$—	$35,117,000	$—
Liabilities:
Contingent consideration	$10,890,000	$—	$—	$10,890,000
Convertible notes payable	$69,803,000	$—	$—	$69,803,000
Purchase option liability	$8,534,000	$—	$—	$8,534,000
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
The fair value of the BioDiscovery contingent consideration liability is reassessed on a quarterly basis using a probability weighted model. Assumptions used to estimate the fair value of the contingent consideration related to the acquisition of BioDiscovery include the probability of achieving, or changes in timing of certain milestones, and a discount rate of 3%. The Company determined the fair value of the BioDiscovery milestone consideration using a scenario-based technique, as the trigger for payment is event driven. On October 2, 2023, the $10.0 million milestone consideration was paid in full. Any change in fair value of the contingent consideration during the prior years was due to the passage of time.
Contingent consideration liabilities related to the Purigen milestones are related to the achievement of two independent milestones with aggregate possible milestone payments totaling $32.0 million.
The fair value of the Purigen milestones are reassessed on a quarterly basis using a probability weighted model and a Monte Carlo Simulation. Assumptions used to estimate the fair value of the milestones using a probability weighted model include the probability of achieving independent milestones, anticipated payment date and a discount rate of 13.3% and 13.2% as of March 31, 2024 and December 31, 2023, respectively. The Company determined the fair value of this milestone consideration using a scenario-based technique, as the trigger for payment is event driven. The Company determined the likelihood of each independent milestone and used probability factors ranging from 0% to 49% which were applied to the individual payments over the five year milestone term. The probability factors as of December 31, 2023 ranged from 9% to 49%. For one milestone, a Monte Carlo Simulation was performed to determine the likelihood that the milestone will be achieved to determine the milestone consideration payment. Assumptions include the projected units, revenue discount rates of 8% and 7% and discount rates of 13.3% and 13.2% as of March 31, 2024 and December 31, 2023, respectively. The fair value of the Purigen contingent consideration as of March 31, 2024 and December 31, 2023 were $10.3 million and $10.9 million, respectively.
Convertible notes payable and purchase option liability

	March 31, 2024	December 31, 2023
Expected volatility	82.60%	80.20%
Risk-free interest rate	5.33%	4.92%
Term to maturity (years)	0.42	0.80
Debt discount rate	17.10%	17.11%
Equity discount rate	5.33%	4.92%
The table above uses a weighted average of assumptions based on the fair value of the Notes.
The volatility is based on an analysis of the Company, the risk-free rate is based on US treasury yields, the equity discount rate is based on term-specific US treasury yields, and the debt discount rate is based on the Company’s credit rating.
In connection with the Notes, the Purchaser was granted an option which expires on the maturity date of the Notes to purchase up to an additional $25.0 million aggregate principal amount of private placement notes (the “Subsequently Purchased Notes”) and warrants (refer to Note 5 - High Trail Agreement). The estimated fair value of the Purchase Option as of the valuation date was assessed as the difference in the aggregate indicated value of the Subsequently Purchased Notes and the consideration to be paid upon exercising the option which was estimated to be $5.1 million and $8.5 million at March 31, 2024 and December 31, 2023, respectively.
The terms used to estimate the fair value of the Subsequently Purchased Notes and warrant underlying the Purchase Option liability (the “Subsequently Purchased Warrants”) are as follows:

	Subsequently Purchased Notes		Subsequently Purchased Warrants
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Expected volatility	81.50%	80.20%	75.80%	66.20%
Risk-free interest rate	4.79%	4.46%	4.17%	3.80%
Term to maturity (years)	1.42	1.50	5.00	5.00
Dividend yield	—%	—%	—%	—%
Exercise price	—	—	$3.19	$3.19
Debt discount rate	16.50%	16.60%	—%	—%
Equity discount rate	4.79%	4.46%	—%	—%

Changes in estimated fair value of contingent consideration liability, convertible notes payable and option liability in the three months ended March 31, 2024 are as follows:

	Contingent Consideration Liability (Level 3 Measurement)	Convertible Notes Payable (Level 3 Measurement)	Option Liability (Level 3 Measurement)
Balance as of January 1, 2024	$10,890,000	$69,803,000	$8,534,000
Issuance of convertible notes payable and option	—	—	—
Change in estimated fair value, recorded in selling, general and administrative expenses	(640,000)	—	—
Changes in estimated fair value, recorded in other income (expense), net	—	(4,060,000)	(3,474,000)
Change in instrument specific credit risk recorded in OCI	—	—	—
Conversions to common stock	—	—	—
Cash payments or redemptions	—	(36,663,000)	—
Balance as of March 31, 2024	$10,250,000	$29,080,000	$5,060,000
Changes in estimated fair value of contingent consideration liability in the three months ended March 31, 2023 is as follows:

Contingent Consideration Liability (Level 3 Measurement)
Balance as of January 1, 2023	$22,352,000
Liability recorded as a result of current period acquisition	—
Change in estimated fair value, recorded in selling, general and administrative expenses	789,000
Cash payments	—
Balance as of March 31, 2023	$23,141,000

Available for Sale Investments
The Company invests its excess cash in U.S. Treasury and agency securities, corporate debt securities, and commercial paper, which are classified as available-for-sale investments. These investments are carried at fair value and are included in the tables below. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. At each reporting date, the Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company evaluates, among others, whether the Company has the intention to sell any of these investments and whether it is not more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Based on this evaluation, as of March 31, 2024 and December 31, 2023, the Company determined that unrealized losses of the below securities were primarily attributable to changes in interest rates and non-credit related factors. As such, no allowances for credit losses were recorded during these periods.
As of March 31, 2024 and December 31, 2023, the Company held 20 and 15 securities, respectively, which have been in an unrealized loss position for a period of less than 12 months. As of March 31, 2024 and December 31, 2023, the Company held 0 and 2 securities, respectively, which have been in an unrealized loss position for a period of greater than 12 months.

Realized gains and losses are calculated using the specific identification method and recorded in other income (expense) in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.
During the quarter ended March 31, 2024, the Company sold 6 of its available for sale securities and received proceeds of $21.5 million. During the quarter ended March 31, 2024, the Company recognized a loss of $0.001 million in other income relating to the maturity of its securities. Amounts are reclassified out of accumulated other comprehensive income into earnings using the specific identification method.
Interest receivable as of March 31, 2024 and December 31, 2023 was $0.2 million and $0.3 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
As of March 31, 2024, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities presented within investments:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$1,199,000	$—	$(1,000)	$1,198,000
Corporate notes/bonds	Less than 1	6,374,000	—	—	6,374,000
U.S. treasuries	Less than 1	4,989,000	—	—	4,989,000
Total maturity less than 1 year		$12,562,000	$—	$(1,000)	$12,561,000
As of March 31, 2024, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities listed as restricted investments:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$2,650,000	$—	$(4,000)	$2,646,000
U.S. treasuries	Less than 1	21,813,000	—	(13,000)	21,800,000
Total maturity less than 1 year		$24,463,000	$—	$(17,000)	$24,446,000
As of December 31, 2023, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities presented within investments:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Corporate notes/bonds	Less than 1	$14,369,000	$—	$(9,000)	$14,360,000
U.S. treasuries	Less than 1	34,459,000	4,000	—	34,463,000
Total maturity less than 1 year		$48,828,000	$4,000	$(9,000)	$48,823,000
As of December 31, 2023, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities listed as restricted investments:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$5,435,000	$—	$(3,000)	$5,432,000
U.S. treasuries	Less than 1	29,682,000	5,000	(2,000)	29,685,000
Total maturity less than 1 year		$35,117,000	$5,000	$(5,000)	$35,117,000

As of March 31, 2024, the following table summarizes available-for-sale securities in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$1,198,000	$(1,000)	$—	$—	$1,198,000	$(1,000)
Corporate Notes/Bonds	6,374,000	—	—	—	6,374,000	—
U.S. treasuries	4,989,000	—	—	—	4,989,000	—
Total	$12,561,000	$(1,000)	$—	$—	$12,561,000	$(1,000)
As of March 31, 2024, the following table summarizes available-for-sale securities listed as restricted investments in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$2,646,000	$(4,000)	$—	$—	$2,646,000	$(4,000)
U.S. treasuries	21,800,000	(13,000)	—	—	21,800,000	(13,000)
Total	$24,446,000	$(17,000)	$—	$—	$24,446,000	$(17,000)

As of December 31, 2023, the following table summarizes available-for-sale securities in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Corporate Notes/Bonds	$2,362,000	$(5,000)	$10,001,000	$(4,000)	$12,363,000	$(9,000)
Total	$2,362,000	$(5,000)	$10,001,000	$(4,000)	$12,363,000	$(9,000)
As of December 31, 2023, the following table summarizes available-for-sale securities listed as restricted investments in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$5,432,000	$(3,000)	$—	$—	$5,432,000	$(3,000)
U.S. treasuries	11,789,000	(2,000)	—	—	11,789,000	(2,000)
Total	$17,221,000	$(5,000)	$—	$—	$17,221,000	$(5,000)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (“Quarterly Report”) and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023, (“Annual Report”), filed with the Securities and Exchange Commission, (“SEC”), on March 9, 2023. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Bionano Genomics, Inc. and its subsidiaries or, as the context may require, Bionano Genomics, Inc. only.

Forward-Looking Statements
The information in this Quarterly Report contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to any statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expected savings including from restructuring initiatives, projected cash runway, prospects and plans, expected growth in sales of instruments and consumables, installed bases and provision of clinical services, and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth- under Part II, Item 1A. Risk Factors in this Quarterly Report and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.
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
Recent Highlights
Commercial Adoption of Offerings for OGM Systems
In executing on our commercialization strategy, we expanded the utilization of our OGM systems and:
•Grew our installed base to 347 as of March 31, 2024, an increase of approximately 34% from a total installed base of 259 as of March 31, 2023. Installed base represents the global number of OGM instruments installed at end-customer locations and therefore having the technology to process OGM.
•Sold 8,249 flowcells in the three-month period ended March 31, 2024, an increase of approximately 58% from 5,226 flowcells sold in the same quarter of 2023. The OGM cartridge is the consumable that packages nanochannel arrays for DNA linearization. In its current form, the OGM cartridge can comprise - one, two or three flowcells per cartridge. Flowcells sold refers to the units of genome mapping consumables used for analyzing one genome, purchased by customers to process samples for optical genome mapping.
Macroeconomic and Geopolitical Developments
We are subject to additional risks and uncertainties as a result of adverse geopolitical and macroeconomic developments, such as recent and potential future bank failures, the ongoing conflict between Ukraine and Russia and related sanctions, the Israel-Hamas war, any effects of global pandemics and uncertain market conditions, including inflation and supply chain disruptions, which could continue to have a material impact on our business and financial results.
We closely monitor and comply with various applicable guidelines and legal requirements in the jurisdictions in which we operate. In the past, we have experienced supply chain challenges, attributable to such adverse geopolitical and macroeconomic developments including increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. During the three months ended March 31, 2024, we did not experience material increases in our supply chain costs, but we may experience such increases in future fiscal periods. We expect our costs to remain high for the foreseeable future. As global economic conditions recover, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. For instance, product demand may be reduced due to an economic recession, a decrease in corporate capital expenditures, prolonged unemployment, rising inflation rates, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic developments, or any similar negative economic condition. These negative effects could have a material impact on our operations, business, earnings, and liquidity.
Recent Developments
In March 2024, we announced a cost savings plan that aims to reduce annualized operating expenses by approximately $35.0 to $40.0 million starting in the second half of 2024. As part of the plan, we reduced our overall headcount by approximately 120 employees. In addition, Bionano Laboratories will phase out over time the offering of certain testing services related to neurodevelopmental disorders, including autism spectrum disorders and other disorders of childhood development. These cost-saving measures are incremental to the cost saving initiatives previously announced in May 2023 and October 2023. See Note 7 (Commitments and Contingencies) to our unaudited condensed consolidated financial statements for additional information.
Financial Overview
Revenue
We generate product revenue from sales of our OGM and Ionic® Purification systems and consumables, which includes our instruments, and our VIA™ software. At the end of July 2023 we began installations of VIA software as a replacement to NxClinical software. Like NxClinical, VIA has a simple integrated workflow for visualization, interpretation and reporting of NGS and microarray data. VIA additionally incorporates OGM data to that workflow creating a standard software tool for use across molecular pathology and cytogenomics applications. We currently sell our systems for research use only applications and our customers are primarily laboratories associated with academic and governmental research institutions, academic and commercial clinical laboratories, as well as pharmaceutical, biotechnology and contract research companies. In addition, we provide instruments to certain customers at no cost under our reagent rental program, and the customers agree to purchase minimum quantities of consumables. Consumable revenue consists of sales of reagents and chips necessary to process a sample. Sales of our VIA software, which provides customers with solutions for analysis, interpretation and reporting of genomic data, are made on a subscription basis. We generate service revenue from the sale of diagnostic testing services for those with autism spectrum disorder and other neurodevelopmental disabilities through Bionano Laboratories, as well as services performed related to customer sample evaluations using an OGM system. Other revenue consists of warranty and other service-based revenue, including support, repair and maintenance services.
The following table presents our revenue for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Product revenue	$6,828,000	$5,447,000
Service and other revenue	1,941,000	1,968,000
Total	$8,769,000	$7,415,000

The following table reflects total revenue by geography and as a percentage of total revenue, based on the billing address of our customers. Americas consists of North America and South America. EMEA consists of Europe, the Middle East, and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, India and Australia.

	Three Months Ended March 31,
	2024		2023
	$	%	$	%
Americas	$4,690,000	53%	$3,444,000	47%
EMEA	3,133,000	36%	2,992,000	40%
Asia Pacific	946,000	11%	979,000	13%
Total	$8,769,000	100%	$7,415,000	100%
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
Results of Operations
We have incurred losses in each year since our inception. Our net loss was $31.4 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $612.6 million.
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
Accordingly, based on recurring losses from operations incurred since inception, the expectation of continued operating losses, and the need to raise additional capital to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within 12 months of this Quarterly Report.

Comparison of the Three Months Ended March 31, 2024 and 2023
The following table sets forth our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Period-to-Period Change
	2024	2023	$	%
Revenues:
Product revenue	$6,828,000	$5,447,000	$1,381,000	25%
Service and other revenue	1,941,000	1,968,000	(27,000)	(1)%
Total revenue	8,769,000	7,415,000	1,354,000	18%
Cost of revenue:
Cost of product revenue	4,904,000	3,858,000	1,046,000	27%
Cost of service and other revenue	1,041,000	1,487,000	(446,000)	(30)%
Total cost of revenue	5,945,000	5,345,000	600,000	11%
Operating expenses:
Research and development	9,779,000	13,937,000	(4,158,000)	(30)%
Selling, general and administrative	19,536,000	25,976,000	(6,440,000)	(25)%
Restructuring costs	4,632,000	—	4,632,000	100%
Total operating expenses	33,947,000	39,913,000	(5,966,000)	(15)%
Loss from operations	(31,123,000)	(37,843,000)	6,720,000	(18)%
Other income (expenses):
Interest income	1,044,000	704,000	340,000	48%
Interest expense	(122,000)	(76,000)	(46,000)	61%
Other income (expenses)	(1,239,000)	117,000	(1,356,000)	(1,159)%
Total other income (expenses)	(317,000)	745,000	(1,062,000)	(143)%
Loss before income taxes	(31,440,000)	(37,098,000)	5,658,000	(15)%
Provision for income taxes	18,000	(26,000)	44,000	(169)%
Net loss	$(31,422,000)	$(37,124,000)	$5,702,000	(15)%
Revenue
Product revenue increased by $1.4 million, or 25%, to $6.8 million for the three months ended March 31, 2024 compared to $5.4 million for the same period in 2023. The increase in product revenue was driven by increased sales of consumables with expansion of the install base and software sales. We believe increased demand for our OGM systems was primarily driven by increased market awareness and additional published data demonstrating the utility of OGM. We expect product revenue to increase as market awareness and published data of OGM utility increases, along with continued efficiencies gained in the OGM workflow through research and development, and the acquisitions of BioDiscovery and Purigen.
There was no material change in service and other revenue for the three months ended March 31, 2024 when compared to the same period in 2023. We expect service and other revenue to decrease over the remainder of 2024 as a result of our decision to phase out certain clinical service offerings from Bionano Laboratories.
Cost of Revenue
Cost of product revenue increased by $1.0 million, or 27%, to $4.9 million for the three months ended March 31, 2024, compared to $3.9 million for the three months ended March 31, 2023. The increase in cost of product revenue was due to higher sales of instruments and consumables. We expect cost of product revenue to continue to increase as product revenues increase.
Cost of service and other revenue decreased $0.4 million, or 30%, to $1.0 million for the three months ended March 31, 2024, compared to $1.5 million for the three months ended March 31, 2023. The decrease in cost of service and other revenue is primarily due to a decrease in product warranty and maintenance costs. We expect cost of service and other revenue to decrease over the remainder of 2024 as a result of our decision to phase out certain clinical service offerings from Bionano Laboratories.

Gross Profit, and Gross Margin

	Three Months Ended March 31,		Period-to-Period Change	Period-to-Period Percentage Change
	2024	2023	2024 to 2023	2024 to 2023
Gross profit (loss):
Product	$1,924,000	$1,589,000	$335,000	21%
Service and other	900,000	481,000	419,000	87%
Total gross profit	$2,824,000	$2,070,000	$754,000	36%

Gross margin:
Product	28%	29%
Service and other	46%	24%
Total gross margin	32%	28%
Product gross profit increased $0.3 million, or 21%, to $1.9 million for the three months ended March 31, 2024, compared to $1.6 million for the three months ended March 31, 2023. The increase in product gross profit was primarily due to higher sales of consumables and software.
Service and other gross profit increased by $0.4 million, or 87%, to $0.9 million for the three months ended March 31, 2024, compared to $0.5 million for the three months ended March 31, 2023. The increase in service and other gross profit was primarily due to a decrease in product warranty and maintenance costs. We expect service and other gross profit to decrease over the remainder of 2024 as a result of our decision to phase out certain clinical service offerings from Bionano Laboratories.
Research and Development Expenses
Research and development (“R&D”) expenses decreased by $4.2 million, or 30%, to $9.8 million for the three months ended March 31, 2024 compared to $13.9 million for the same period in 2023. The decrease is primarily due to a decrease of $1.5 million in professional and consulting fees including costs incurred to support clinical research studies and Stratys development, a decrease of $2.2 million in salaries, wages and benefits driven by headcount reductions announced in 2023, and a decrease of $0.5 million of information technology costs. We anticipate that R&D expenses will decrease for the remainder of 2024 as a result of our cost savings initiatives announced in March 2024.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased by $6.4 million, or 25%, to $19.5 million for the three months ended March 31, 2024 compared to $26.0 million for the same period in 2023. The decrease is primarily due to a $3.9 million decrease in salaries, wages and benefits driven by headcount reductions announced in 2023, a $1.5 million decrease in primarily marketing-related expenses and a $0.8 million decrease in administration and other expenses which includes the gain/loss recorded on fair value of the contingent consideration due for Purigen milestones and is offset by intangible impairment charges recorded to our non-OGM Bionano Laboratories asset group. We anticipate that SG&A expenses will decrease for the remainder of 2024 as a result of our cost savings initiatives announced in March 2024.
Restructuring Costs
Restructuring costs were $4.6 million for the three months ended March 31, 2024, as a result of our cost savings initiatives announced in March 2024. We had no restructuring costs during the same period in 2023.
Interest Income
Interest income increased by $0.3 million, or 48%, to $1.0 million for the three months ended March 31, 2024, as compared to $0.7 million for the same period in 2023 resulting from positive returns on investments.
Other income (expense)
Other income (expenses) decreased by $1.4 million, or 1,159%, to $(1.2) million for the three months ended March 31, 2024, as compared to other income of $0.1 million for the same period in 2023. The change is primarily due to the change in fair value adjustments and interest payments related to the High Trail transaction.

Liquidity and Capital Resources
Since our inception, we have incurred net losses and negative cash flows from operations. We have primarily generated cash flows from sales of equity securities and debt financings. We incurred net losses of $31.4 million and $93.9 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $612.6 million, cash and cash equivalents of $15.8 million, $24.8 million in restricted cash and cash equivalents and restricted short-term investments and available for sale investment securities of $12.6 million. The amount we are required to hold as restricted cash and cash investments and restricted short-term investments is reduced as the outstanding principal amount of the Notes is paid.
Sources of Liquidity and Capital Resources
In the three months ended March 31, 2024, we incurred negative cash flows from operating activities of $28.1 million. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments, borrowings from credit facilities and revenue from our commercial operations. Revenue from our commercial operations has increased due to increased demand for our product offerings and our acquisition of BioDiscovery and Purigen. See Note 6 (Stockholder’s Equity and Stock-Based Compensation) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of our recent equity activity for more information.
On October 13, 2023, we completed a registered offering (the “Registered Offering”) of senior secured convertible notes payable due 2025 (the “Registered Notes”) and warrants (the “Registered Warrants”) and a concurrent private placement (the “Private Placement”) of senior secured convertible notes payable due 2025 (the “Private Placement Notes” and, together with the Registered Notes, the “Notes”) and warrants (the “Private Placement Warrants” and, together with the Registered Warrants, the “Warrants”) and received net proceeds from the sale of the Notes and the Registered Warrants of approximately $75.6 million, after deducting the estimated Offering and Private Placement expenses and placement agent fees. $35.0 million of the proceeds of the Private Placement Notes was deposited into a restricted account subject to an account control agreement that only permits funds to be released once per calendar month upon the satisfaction of certain funding conditions specified in the Notes. The Amendment (as defined below) reduces the amount required to be held as restricted cash and removes the need for us to meet certain funding conditions before being able to access such funds.
On February 27, 2024, we entered into a letter agreement (the “Letter Agreement”) and an Amendment to the Registered Notes (the “Amendment”), with the purchaser of the Registered Notes which provided reduction (i) of the minimum liquidity covenant from $50.0 million, and (ii) of the restricted cash covenant from $35.0 million, to the amount equal to the sum of (iii) the outstanding principal amount of the Registered Notes plus (iv) approximately $0.7 million, which will be further reduced as the remaining principal on the Registered Notes are retired. We also redeemed the outstanding $17.0 million of the Private Placement Notes for a redemption payment of approximately $19.6 million and a retirement fee of $3.2 million paid concurrently and $10.7 million of the Registered Notes for a redemption payment of approximately $12.3 million.
See Note 5 (High Trail Agreement) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further information on the Notes and Warrants.
As of March 31, 2024, we had $29.1 million of Notes at fair value, which is classified as current. The holder may require us to redeem the $24.3 million outstanding principal amount of the Notes at a redemption price of 115% of the principal amount (the “Repayment Price”) or $28.0 million in 2024. On January 1, 2024, and February 1, 2024, the holders redeemed an aggregate of $9.0 million principal of the Notes, for a Repayment Price of $10.4 million. In February 2024, in connection with the Letter Agreement and Amendment we redeemed an aggregate of $27.7 million principal amount of Notes for a total redemption payment of approximately $31.8 million, together with a retirement fee of approximately $3.2 million. Following the redemptions we have $24.3 million of principal of the Notes outstanding as of March 31, 2024. On April 20, 2024, and May 1, 2024, the holders redeemed an aggregate of $9.0 million of principal, at the Repayment Price of $10.4 million.

On April 4, 2024,we entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which we agreed to issue and sell, in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (the “Registered Direct Offering”): (i) an aggregate of 6.5 million shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 2.2 million shares of common stock and (iii) warrants to purchase up to 8.7 million shares of common stock. The combined purchase price of each share of common Stock and accompanying warrant was $1.15 per share. The combined purchase price of each pre-funded warrant and accompanying warrant was $1.14 (equal to the combined purchase price per share of common stock and accompanying warrant, minus $0.001). We received gross proceeds from the Registered Direct Offering of approximately $10.0 million, before deducting placement agent fees and other offering expenses of $0.7 million.
Based on our current business plans, we believe the net proceeds from the financings above together with our existing cash and cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements into at least the third quarter of 2024. This estimate assumes the inclusion of the amount equal to the sum of (i) the outstanding principal amount of the Registered Notes plus (ii) approximately $0.7 million that we are required to hold as restricted cash in an account control agreement under the terms of the Registered Notes. Our existing cash and cash equivalents and short-term investments, will not be sufficient for us to achieve cash-flow break even and we expect to need to seek additional capital based on strategic consideration alternatives in the future.
Future Capital Requirements
We expect that our near and longer-term liquidity requirements will consist of working capital and general corporate expenses associated with the growth of our business, including, without limitation, expenses associated with scaling up our operations and continuing to increase our manufacturing capacity, sales and marketing expense, increasing market awareness of our products and services to target customers, instrument placements with customers via the reagent rental sales strategy, additional research and development expenses associated with expanding and proving the utility of our offerings, expenses associated with continuing to build out our corporate infrastructure, enhancements to information technology, and expenses associated with being a public company. We expect such expenditures to continue throughout 2024.
We had $15.8 million in cash and cash equivalents, $12.6 million in available for sale securities and $24.8 million in restricted cash and cash equivalents and restricted short-term investments as of March 31, 2024. The amount we are required to hold as restricted cash and cash investments and restricted short-term investments is reduced as the outstanding principal amount of the Notes is paid. Based on recurring losses from operations incurred since inception and the expectation of continued operating losses, we anticipate our available cash balance will not be sufficient to operate our business for the next twelve months from the issuance of this Quarterly Report. Accordingly, we determined that there is substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements included in this Quarterly Report are issued. In order to continue to operate our business beyond that time, we will need to raise substantial additional capital. We are actively evaluating debt and equity financing sources available to us as well as cost reduction strategies, but there can be no assurance that financing will be available on terms acceptable to us, on a timely basis, or at all, or that we are able to effectively reduce our operating expenses. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Any disruptions to, or volatility in, the credit and financial markets or any deterioration in overall economic conditions may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we are unable to raise additional funds through debt or equity financing or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research and development activities or future commercialization efforts. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives.
In addition, our estimate as to the sufficiency of our current cash, cash equivalents and available for sale securities, and our current operating plan as discussed above are based on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently anticipate. See Note 1 (Organization and Basis of Presentation) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.

Cash Flows
The following table sets forth the cash flow from operating, investing and financing activities for the periods presented:

Net cash provided by (used in):	Three Months Ended March 31,
	2024	2023

Operating activities	$(28,131,000)	$(32,413,000)
Investing activities	47,586,000	16,528,000
Financing activities	(21,618,000)	14,862,000
Operating Activities
We derive cash flows from operations primarily from the sale of our products and services. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses to support our business. We have historically experienced negative cash flows from operating activities as we have developed our technology, expanded our business and built our infrastructure, and this may continue in the future. As discussed above, we anticipate our available cash balance will not be sufficient for the next twelve months from the issuance of this report. We plan to raise additional capital to fulfill our operating and capital requirements for at least 12 months through equity or debt financings, however, we may not be able to secure such financing in a timely manner or on favorable terms, if it all. See Note 5 (High Trail Agreement) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of our recent debt financing. We anticipate that our cash used in operating activities will decrease over the next 12 to 24 months; however, we may observe fluctuations in the cash used in operating activities on a quarterly basis to sustain the expansion of our commercial offerings.
Net cash used in operating activities was $28.1 million during the three months ended March 31, 2024 as compared to $32.4 million during the same period in 2023. The decrease in cash used in operating activities of $4.3 million was primarily attributed to a decrease in our net loss in the current quarter offset by an increase in our working capital usage.
Investing Activities
Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure, as well as the acquisitions of Lineagen, BioDiscovery and Purigen to grow our business. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. During the three months ended March 31, 2024, cash provided by investing activities was $47.6 million, as compared to $16.5 million provided by investing activities during the same period in 2023. The increase in cash provided by investing activities of $31.1 million was primarily attributed to the maturity of $158.2 million in available for sale securities which was partially offset by a purchase of available for sale securities of $110.6 million during the three months ended March 31, 2024, compared to the maturity of $16.9 million in available for sale securities during the same period in 2023.
Financing Activities
Net cash used in financing activities was $21.6 million during the three months ended March 31, 2024 as compared to net cash provided by financing activities of $14.9 million during the same period in 2023, a decrease of $36.5 million. During the three months ended March 31, 2024, the Company made payments of $36.7 million towards the convertible notes payable which was slightly offset by approximately $15.4 million in gross proceeds from executing sales under our at-the-market facility with Cowen and Company, LLC (“Cowen”) as compared to $15.2 million during the same period in 2023.
Capital Resources
As of March 31, 2024, we had approximately $15.8 million in cash and cash equivalents, available for sale securities of $12.6 million, $24.8 million in restricted cash and cash equivalents and restricted short-term investments and working capital of $27.1 million. The amount we are required to hold as restricted cash and cash investments and restricted short-term investments is reduced as the outstanding principal amount of the Notes is paid.
We have in place a Sales Agreement with Cowen (the “Cowen ATM”), as amended, pursuant to which we may offer and sell from time to time up to $200.0 million of shares from the date of the amendment going forward through or to Cowen, acting as sales agent or principal. During the three months ended March 31, 2024, we sold approximately 11.8 million shares of common stock under the Cowen ATM and received gross proceeds of approximately $15.4 million before deducting offering costs of $0.4 million.
Contingent Consideration
As part of the merger agreement related to the acquisition of Purigen, we agreed to pay two independent milestone payments up to an aggregate of $32.0 million.
The fair value of the Purigen milestones are reassessed on a quarterly basis using a probability weighted model and a Monte Carlo Simulation. We determined the fair value of this milestone consideration using a scenario-based technique, as the trigger for payment is event driven. We determined the likelihood of each independent milestone and used probability factors ranging from 0% to 49% which were applied to the individual payments. At March 31, 2024, a Monte Carlo Simulation was performed to determine the likelihood that the milestone will be achieved and was applied to the milestone consideration payment.
Based on these valuation assumptions, the fair value of the contingent consideration liabilities was determined to be $10.3 million as of March 31, 2024.
Contractual Obligations
There were no material changes to our contractual obligations from those disclosed in the Company’s Annual Report.
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
Change in Accounting Estimates
The Company reviews the estimated useful life of its fixed assets on an ongoing basis. This review indicated that the actual lives of the Company’s Saphyr and Stratys instruments were longer than the estimated useful lives used for depreciation purposes in the Company’s unaudited condensed consolidated financial statements. We first assessed several qualitative and quantitative factors as part of our review including an analysis of the product life cycle, continued product support, customer commitments, technical durability, and compatibility of the Company’s Saphyr and Stratys instruments.
As described further in Note 1, (Organization and Basis of Presentation) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, effective January 1, 2024, the Company changed its estimates of the useful lives of the Company’s Saphyr and Stratys instruments to better reflect the estimated period during which these assets will remain in service.
During the three months ended March 31, 2024, there have been no changes to our critical accounting policies and estimates as described in our Annual Report.
Recent Accounting Pronouncements
See Note 1 (Organization and Basis of Presentation) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for information concerning recent accounting pronouncements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of business. These risks primarily relate to interest rates, foreign currency exchange rates and inflation.

Interest Rate Risk
We had approximately $15.8 million in cash and cash equivalents, $12.6 million in available for sale securities and $24.8 million in restricted cash and cash equivalents and restricted short-term investments as of March 31, 2024, which include highly liquid, investment grade debt securities. Such interest-bearing instruments are exposed to a certain degree of interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest primarily in short-term securities. The amount we are required to hold as restricted cash and cash investments and restricted short-term investments is reduced as the outstanding principal amount of the Notes is paid.
Although we are seeing, and expect to continue to see, increased interest rates, due to our investment in highly liquid and high quality government and other debt securities as well as short-term securities, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods. Due to the short holding period of our investments and the nature of our investments, a hypothetical change of 100 basis points would have approximately a $0.06 million impact on our investments.
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
Additionally, we have operations outside of the United States. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. As of March 31, 2024 and December 31, 2023, we had minimal assets and liabilities denominated in foreign currencies and expect similar levels of foreign currency denomination in the next 12 months. We believe a hypothetical 10% change in foreign exchange rates as of March 31, 2024 would not have a material impact on our business, financial condition, or results of operations.
Inflation
Geopolitical and macroeconomic events, including the conflict between Ukraine and Russia and related sanctions and the recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures have contributed to supply chain challenges, which we believe have resulted in inflation headwinds, particularly increased logistical costs and raw material prices. In prior periods, we experienced increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. However we do not believe that inflation has had a material effect on our business, financial condition or results of operations, other than its impact on the general economy, as our cost of revenue for the three and three months ended March 31, 2024 was not significantly impacted by the cost increases we experienced. While the effects of geopolitical and macroeconomic events, as well as other inflationary pressures, are highly uncertain, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods other than the general impacts on companies due to general economic and market conditions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.
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
As of March 31, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this assessment, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS

RISK FACTOR SUMMARY
Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, and other risks and uncertainties that we face, are set forth below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report and our other filings with the SEC before making investment decisions regarding our securities..
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

RISK FACTORS
Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report, including our unaudited financial statements and related notes and our other filings with the SEC, before making investment decisions regarding our securities. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. The risks described below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Risks related to our financial condition and need for additional capital
We have incurred recurring net losses since we were formed and expect to incur losses in the future. We cannot be certain that we will achieve or sustain profitability.
Since our inception, we have incurred recurring net losses. We incurred net losses of $31.4 million and $37.1 million, and used cash in operations of $28.1 million and $32.4 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $612.6 million. We cannot predict if we will be profitable in the near future or at all. We expect that our losses will continue for the foreseeable future as we plan to invest significant additional funds toward the expansion of our commercial organization, research and development efforts and capital expenditures, among other things. Our recent acquisitions have increased our expenses and we expect that any future acquisitions of businesses, assets, products or technologies will further increase our expenses, which may result in additional losses. We also expect significant increases in our stock-based compensation expense in future periods, reflecting higher stock option valuations as a public company and the issuance of additional equity awards. In addition, we incur significant legal, accounting and other expenses as a result of being a public company, especially as we no longer qualify as an emerging growth company and are therefore required to comply with additional disclosure and compliance requirements. These factors, among others, will make it hard for us to achieve and sustain profitability. We may also incur significant losses in the future for a number of other reasons, many of which are beyond our control, including the level of market acceptance of our products, the introduction of competitive products and technologies, our future product development efforts, our market penetration and our margins, as well as the other risks described below.
Our recurring losses, negative cash flows and significant accumulated deficit have raised substantial doubt regarding our ability to continue as a going concern.
Since inception, we have experienced recurring operating losses and negative cash flows from operating activities, and have significant accumulated deficit. We expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. We received net proceeds of approximately $75.2 million, after deducting placement agent fees and offering expenses from the issuance and sale of our securities pursuant to the Purchase Agreement in October 2023, as amended pursuant to that certain letter agreement (the “Letter Agreement”) and Amendment to the Registered Note (the “Amendment”) entered into by us with the Purchaser of the Notes in February 2024, a portion of which was used to redeem the outstanding $17.0 million of the Private Placement Notes for a redemption payment of approximately $19.6 million and a retirement fee of $3.2 million paid concurrently and $10.7 million of the Registered Notes for a redemption payment of approximately $12.3 million in February 2024. In April 2024 we conducted a Registered Direct Offering and received net proceeds of $9.3 million. Based on our current business plans, we believe the net proceeds from such financings together with our existing cash and cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements into at least the third quarter of 2024. This estimate assumes the inclusion of the amount equal to the sum of (i) the outstanding principal amount of the Registered Notes plus (ii) approximately $0.7 million that we are required to hold as restricted cash in an account control agreement under the terms of the Registered Notes. See Note 5 (High Trail Agreement) to our unaudited condensed consolidated financial statements for a further discussion of our recent debt financing. Our existing cash and cash equivalents and short-term investments, will not be sufficient for us to achieve cash-flow break even and we expect to need to seek additional capital based on favorable market conditions or strategic considerations alternatives in the future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. As a result, our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.
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
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash in order to continue the commercialization of our products and technologies, fund our research and development programs, and execute potential strategic transactions. In connection with the preparation of our financial statements for the three months ended March 31, 2024, we performed an analysis of our ability to continue as a going concern. We believe, based on our current business plan, that our existing cash and cash equivalents and short-term investments will not be sufficient for the next twelve months from the issuance of the unaudited condensed consolidated financial statements including in this Quarterly Report. Our ability to execute our operating plan depends on our ability to generate sales and obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. For example, we will likely need to raise substantial additional capital to:
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
As of March 31, 2024, we had $15.8 million in cash and cash equivalents, $12.6 million in short-term investments, and $24.8 million in restricted cash and cash equivalents and restricted short-term investments. The amount we are required to hold as restricted cash and cash investments and restricted short-term investments is reduced as the outstanding principal amount of the Notes is paid. We received net proceeds of approximately $75.2 million from the issuance and sale of our securities pursuant to the Purchase Agreement in October 2023, a portion of which was used to redeem the $17.0 million aggregate principal amount outstanding of Private Placement Notes for a redemption payment of approximately $19.6 million and a retirement fee of $3.2 million paid concurrently and $10.7 million of the Registered Notes for a redemption payment of approximately $12.3 million in February 2024. In April 2024 we conducted a Registered Direct Offering and received net proceeds of $9.3 million. Based on our current business plans, we believe the net proceeds from such financings together with our existing cash and cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements into at least the third quarter of 2024. This estimate assumes the inclusion of the amount equal to the sum of (i) the outstanding principal amount of the Registered Notes plus (ii) approximately $0.7 million that we are required to hold as restricted cash in an account control agreement under the terms of the Registered Notes. Our existing cash and cash equivalents and short-term investments, will not be sufficient for us to achieve cash-flow break even and we expect to need to seek additional capital in the near future.
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
Our ability to make scheduled payments of principal or default interest, if any, or to refinance the Notes or our other permitted indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. As of March 31, 2024, we had aggregate principal amount outstanding under the Notes of $24.3 million. On April 20, 2024, and May 1, 2024, the holders redeemed an aggregate of $9.0 million of principal of the Notes, at the Repayment Price of $10.4 million. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the Notes or our other permitted indebtedness. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may only prepay the Notes in full without the consent of the holders under certain circumstances, and our ability to refinance the Notes or our other permitted indebtedness will also depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Notes or our other indebtedness. As of March 31, 2024, there is substantial doubt about our ability to continue as a going concern and servicing the Notes continues to impact our cash flow and liquidity.
The terms of the Notes and the Purchase Agreement restrict our current and future operations. Upon an event of default under the Notes, we may not be able to make any accelerated payments under the Notes or our other permitted indebtedness.
The Notes and the Purchase Agreement contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest. In particular, the Notes contain customary affirmative and negative covenants (including covenants that limit our ability to incur debt, make investments, transfer assets, engage in certain transactions with affiliates and merge with other companies, in each case, other than those permitted by the Notes, and that require us to maintain a share reserve in respect of the Notes and Registered Warrants (as defined in the notes to our unaudited condensed consolidated financial statements)) and events of default, and the Notes and the Purchase Agreement contains customary covenants (including covenants that limit our ability to issue additional securities during specified periods and enter into variable rate transactions). Furthermore, we will be required to maintain: (A) cash and cash equivalents subject to account control agreements in favor of the Purchaser in a minimum amount equal to the sum of (i) the outstanding principal amount of the Registered Notes plus (ii) approximately $0.7 million; (B) an “at the market” program, equity line of credit, or similar program approved by the Purchaser with aggregate available, accessible and unused capacity to generate gross proceeds to us of at least $50 million; and (C) beginning with the fiscal quarter ending March 31, 2024, our and our wholly owned subsidiaries’ Available Cash (as defined under the Notes) on the last calendar day of each quarter shall be greater than or equal to (x) our and our wholly owned subsidiaries’ cash and cash equivalents on the last day of the immediately preceding fiscal quarter, less (y) $30.0 million. Our ability to meet the financial tests under the Notes can be affected by events beyond our control, and we may be unable to meet them.
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
Our future financial performance and our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage future growth or restructuring, as the case may be. In addition, if we are unable to realize the anticipated benefits from our cash savings initiatives including those we discussed under “Part I. Item 2. Management’s Discussion and Analysis of Operations – Liquidity and Capital Resources”, or if we experience significant adverse consequences of such initiative, our business, financial condition, and results of operations may be materially adversely affected.

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
In March 2021, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) which provides for the sale, in our sole discretion, of shares of our common stock having a maximum aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal, which we amended in March 2023 to decrease the maximum aggregate offering price to $200.0 million going forward (the “Cowen ATM”). In the quarter year ended March 31, 2024, we sold 11.8 million shares of common stock under the Cowen ATM for gross proceeds of approximately $15.4 million before deducting offering costs.
Further the conversion of the Notes, and exercise of the Registered Warrants issued in the Offering and Private Placement in October 2023 (as amended in February 2024) will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of the Notes or exercise of the Registered Warrants. In addition, if the Purchaser exercises its option to purchase the Subsequently Purchased Notes (as defined in Note 8 (Investments and Fair Value Measurements) to our unaudited condensed consolidated financial statements) and warrants, this will dilute the ownership interests of existing stockholders further to the extent we deliver shares upon conversion of such Subsequently Purchased Notes and exercise of the warrants. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes and Registered Warrants may encourage short selling by market participants because the conversion of the Notes and exercise of the Registered Warrants could be used to satisfy short positions, or anticipated conversion of the Notes or exercise of the Registered Warrants into shares of our common stock could depress the price of our common stock. In addition, we issued shares of our common stock in connection with our acquisitions of Lineagen and BioDiscovery. We also issued shares of our common stock in connection with the Registered

Direct Offering in April 2024 pursuant to which we agreed to issue and sell to certain institutional investors (i) an aggregate of 6.5 million shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 2.2 million shares of common stock and (iii) warrants to purchase up to 8.7 million shares of common stock.
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
In order to provide persons who have a responsibility for our management and/or growth with additional incentive, to increase their proprietary interest in our success, and to support and increase our ability to attract and retain individuals of exceptional talent, we maintain multiple equity incentive plans. As of March 31, 2024, we had outstanding equity awards underlying those plans accounting for 3.1 million underlying shares. The total number of shares of our common stock available for the grant of awards under these plans is 3.8 million, 0.0 million and 0.2 million for our 2018 Equity Incentive Plan, as amended, 2018 Employee Stock Purchase Plan and 2020 Inducement Plan, as amended, respectively, subject to adjustment, including pursuant to automatic “evergreen” increases in certain of our plans. We may also adopt one or more additional employee equity benefit plans in the future. The issuance of shares under an employee equity benefit plan may result in substantial dilution to the interests of other stockholders. Accordingly, the issuance of shares under current or future employee equity benefit plans will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.
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
During the three months ended March 31, 2024 and 2023, approximately 57% and 59%, respectively, of our revenue was generated from customers located outside of the United States. We believe that a substantial percentage of our future revenue will come from international sources as we expand our overseas operations and develop opportunities in additional areas. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:
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
Laboratory developed tests, or LDTs, are a subset of IVD tests that are designed, manufactured and used within a single laboratory. Our Bionano Laboratories diagnostic services are provided as LDTs. The FDA maintains that LDTs are medical devices and has for the most part exercised enforcement discretion for most LDTs. A significant change in the way that the FDA regulates any LDTs that we, our collaborators or our customers market or develop using our technology could materially adversely affect our business. On May 6, 2024 FDA issued final regulations under which it intends to phase out its enforcement discretion approach to LDTs over a period of four years. We and our collaborators or customers will be required to obtain PMA approval or 510(k) clearance for certain tests by October 1, 2027. We will also become subject to device registration and listing requirements, medical device reporting requirements and the requirements of the FDA’s Quality System Regulation. We may be required to conduct clinical trials to support any PMA approval. This may increase the cost of conducting, or otherwise harm, our business.
The cost and time required to commercialize tests presently marked as LDTs will increase substantially, and may reduce the financial incentive for us to continue to offer our Bionano Laboratories genetic diagnostic services or for our customer laboratories to develop LDTs, which could reduce demand for our RUO instruments and our other products. In addition, if the FDA were to change the way that it regulates LDTs to require that we undergo pre-market review or comply with other applicable FDA requirements before we can sell our RUO instruments or our other products to clinical cytogenetics laboratories, our ability to sell our RUO instruments and other products to this addressable market would be delayed, thereby impeding our ability to penetrate this market and generate revenue from sales of our instruments and our other products.
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
•state laws that prohibit other specified practices, such as billing physicians for tests that they order or providing tests at no or discounted cost to induce physician or patient adoption; insurance fraud laws; waiving coinsurance, co-

payments, deductibles, and other amounts owed by patients; billing a state Medicaid program at a price that is higher than what is charged to one or more other third-party payors employing, exercising control over or splitting professional fees with licensed professionals in violation of state laws prohibiting fee splitting or the corporate practice of medicine and other professions;
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
Our stock price has been and may continue to be volatile. The daily closing market price for our common stock has varied significantly in the last 12 months, ranging between a high price of $7.94 on June 2, 2023 and a low price of $0.75 on April 19, 2024. During this time, the price per share of common stock has ranged from an intra-day low of $0.71 per share to an intra-day high of $8.20 per share.
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
In addition, as of the date of this Quarterly Report, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of an aggregate of 5.3 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. We also intend to file future registration statements on Form S-8 under the Securities Act registering the issuance of additional shares of common stock, including because the number of shares that may be issued under certain employee equity benefit plans automatically increase as a result of the operation of certain “evergreen” provisions in our equity plans. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 in the case of our affiliates. Further in connection with the Private Placement completed in October 2023, we filed a Form S-3 to enable the Purchaser to resell the shares underlying the Private Placement Notes and the Private Placement Warrants (as defined in Note 5 (High Trail Agreement) to our unaudited condensed consolidated financial statements. Following the redemptions in February 2024, the Private Placement Notes have been canceled. However, if the Purchaser exercises its option to purchase the Subsequently Purchased Notes, such Subsequently Purchased Notes are initially convertible into 8.7 million shares of our common stock and the Private Placement Warrants are to purchase up to 6.8 million shares of our common stock. Further, in connection with the Registered Direct Offering in April 2024, we issued and sold, among other things, warrants to purchase approximately 8.7 million shares of our common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2024, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2023.
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 24, 2018).
3.3	Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 14, 2023).
4.1
Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, originally filed with the SEC on June 28, 2018).

4.2
Form of Warrant to Purchase Series D-1 Preferred Stock issued to Midcap Financial Trust (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, originally filed with the SEC on June 28, 2018).

4.3
Form of Warrant to Purchase Common Stock Issued to Underwriters (attached to the Underwriting Agreement) (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, originally filed with the SEC on June 28, 2018).

4.4
Form of Warrant Certificate (attached to the Warrant Agent Agreement) (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, originally filed with the SEC on June 28, 2018).

4.5
Form of Warrant Agent Agreement by and between the Registrant and American Stock Transfer & Trust Company LLC, as warrant agent (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, originally filed with the SEC on June 28, 2018).

4.6	Form of Warrant to Purchase Common Stock for Service Providers (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 21, 2018).
4.7
Form of Warrant to Purchase Common Stock issued to Investors in October 2019 Public Offering (incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-233828), as amended, originally filed with the SEC on September 18, 2019).

4.8
Form of Warrant to Purchase Common Stock issued to Investors in April 2020 Public Offering) (incorporated by reference to Exhibit 4.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-237074), as amended, originally filed with the SEC on March 11, 2020).

4.9
Form of Note, representing the Company’s Senior Secured Convertible Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2023).

4.10
Amendment to Initial Registered Note issued to Purchaser dated February 27, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 28, 2024).

4.11
Form of Warrant to Purchase Common Stock issued to Purchaser in October 2023 Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2023).

4.12
Form of Warrant to Purchase Common Stock issued to Investors in April 2024 Registered Direct Offering) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2024).

4.13
Form of Warrant to Purchase Common Stock issued to Investors in April 2024 Registered Direct Offering ) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2024).

10.1^+	Securities purchase agreement dated as of April 4, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2024).
10.2^
Letter Agreement between the Company and the Purchaser named therein, dated February 27, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 28, 2024).

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
+     Pursuant to Item 601(b)(10)(iv) of Regulation S-K, certain portions of this exhibit have been redacted because they are both not material and is the type that the Registrant treats as private or confidential. The Registrant hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIONANO GENOMICS, INC.

Dated: May 8, 2024	By: /s/ R. Erik Holmlin, Ph.D.
R. Erik Holmlin, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2024	By: /s/ Gülsen Kama
Gülsen Kama
Chief Financial Officer (Principal Financial and Accounting Officer)