Form 10-Q
period 2024-06-30
Bionano Genomics, Inc.
filed 2024-08-07
CIK 1411690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

As of August 1, 2024, the registrant had 85,997,130 shares of Common Stock ($0.0001 par value) outstanding.

BIONANO GENOMICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIONANO GENOMICS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$10,425,000	$17,948,000
Investments	8,516,000	48,823,000
Accounts receivable, net	6,255,000	9,319,000
Inventory	19,475,000	22,892,000
Prepaid expenses and other current assets	4,889,000	6,019,000
Restricted cash	11,008,000	—
Restricted investments	—	35,117,000
Total current assets	60,568,000	140,118,000
Restricted cash, net of current portion	400,000	400,000
Property and equipment, net	24,863,000	23,345,000
Operating lease right-of-use assets	4,221,000	5,633,000
Finance lease right-of-use assets	3,402,000	3,503,000
Intangible assets, net	30,021,000	33,974,000
Other long-term assets	5,889,000	7,431,000
Total assets	$129,364,000	$214,404,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	8,734,000	10,384,000
Accrued expenses	5,530,000	8,089,000
Contract liabilities	1,147,000	783,000
Operating lease liability	2,139,000	2,163,000
Finance lease liability	266,000	272,000
Purchase option liability (at fair value)	—	8,534,000
Convertible notes payable (at fair value)	19,359,000	69,803,000
Total current liabilities	37,175,000	100,028,000
Operating lease liability, net of current portion	2,242,000	3,590,000
Finance lease liability, net of current portion	3,564,000	3,585,000
Contingent consideration	5,774,000	10,890,000
Long-term contract liabilities	272,000	154,000
Total liabilities	$49,027,000	$118,247,000
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized at June 30, 2024 and December 31, 2023; 70,776,000 and 45,752,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	7,000	5,000
Additional paid-in capital	709,187,000	677,337,000
Accumulated deficit	(628,854,000)	(581,208,000)
Accumulated other comprehensive income (loss)	(3,000)	23,000
Total stockholders’ equity	$80,337,000	$96,157,000
Total liabilities and stockholders’ equity	$129,364,000	$214,404,000
See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product revenue	$6,510,000	$6,609,000	$13,338,000	$12,056,000
Service and other revenue	1,261,000	2,053,000	3,202,000	4,021,000
Total revenue	7,771,000	8,662,000	16,540,000	16,077,000
Cost of revenue:
Cost of product revenue	4,703,000	4,752,000	9,607,000	8,610,000
Cost of service and other revenue	483,000	1,602,000	1,525,000	3,090,000
Total cost of revenue	5,186,000	6,354,000	11,132,000	11,700,000
Operating expenses:
Research and development	6,831,000	14,610,000	16,608,000	28,547,000
Selling, general and administrative	11,557,000	26,936,000	31,092,000	52,913,000
Restructuring costs	1,215,000	—	5,847,000	—
Total operating expenses	19,603,000	41,546,000	53,547,000	81,460,000
Loss from operations	(17,018,000)	(39,238,000)	(48,139,000)	(77,083,000)
Other income (expense):
Interest income	457,000	689,000	1,500,000	1,392,000
Other income (expense)	363,000	(330,000)	(998,000)	(288,000)
Total other income (expense)	820,000	359,000	502,000	1,104,000
Loss before income taxes	(16,198,000)	(38,879,000)	(47,637,000)	(75,979,000)
Benefit (provision) for income taxes	(26,000)	(33,000)	(9,000)	(59,000)
Net loss	$(16,224,000)	$(38,912,000)	$(47,646,000)	$(76,038,000)
Net loss per share, basic and diluted	$(0.24)	$(1.24)	$(0.79)	$(2.46)
Weighted-average common shares outstanding basic and diluted	67,583,000	31,498,000	60,175,000	30,855,000
See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss:	$(16,224,000)	$(38,912,000)	$(47,646,000)	$(76,038,000)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	15,000	365,000	2,000	787,000
Foreign currency translation adjustments	(2,000)	(10,000)	(28,000)	27,000
Other comprehensive income (loss)	$13,000	$355,000	$(26,000)	$814,000
Total comprehensive loss	$(16,211,000)	$(38,557,000)	$(47,672,000)	$(75,224,000)
See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2023	29,718,000	$3,000	$599,234,000	$(348,715,000)	$(1,124,000)	$249,398,000
Stock option exercises	4,000	—	23,000	—	—	23,000
Stock-based compensation expense	—	—	3,882,000	—	—	3,882,000
Issue common stock, net of issuance costs	950,000	—	14,848,000	—	—	14,848,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	7,000	—	—	—	—	—
Net loss	—	—	—	(37,124,000)	—	(37,124,000)
Other comprehensive income (loss)	—	—	—	—	459,000	459,000
Balance at March 31, 2023	30,679,000	$3,000	$617,987,000	$(385,839,000)	$(665,000)	$231,486,000
Stock option exercises	—	—	1,000	—	—	1,000
Stock-based compensation expense	—	—	3,932,000	—	—	3,932,000
Issue common stock, net of issuance costs	2,552,000	—	17,802,000	—	—	17,802,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	(6,000)	—	—	—	—	—
Issue stock for employee stock purchase plan	15,000	—	92,000	—	—	92,000
Net loss	—	—	—	(38,912,000)	—	(38,912,000)
Other comprehensive income (loss)	—	—	—	—	355,000	355,000
Balance at June 30, 2023	33,240,000	$3,000	$639,814,000	$(424,751,000)	$(310,000)	$214,756,000

Balance at January 1, 2024	45,752,000	$5,000	$677,337,000	$(581,208,000)	$23,000	$96,157,000
Stock-based compensation expense	—	—	3,015,000	—	—	3,015,000
Issue common stock, net of issuance costs	11,787,000	1,000	15,059,000	—	—	15,060,000
Net loss	—	—		(31,422,000)	—	(31,422,000)
Other comprehensive income (loss)	—	—			(39,000)	(39,000)
Balance at March 31, 2024	57,539,000	$6,000	$695,411,000	$(612,630,000)	$(16,000)	$82,771,000
Stock-based compensation expense	—	—	2,583,000	—	—	2,583,000
Issue common stock, net of issuance costs	11,025,000	1,000	11,181,000	—	—	11,182,000
Issue stock for warrant exercises	2,197,000	—	2,000	—	—	2,000
Issue stock for employee stock purchase plan	15,000	—	10,000	—	—	10,000
Net loss	—	—	—	(16,224,000)	—	(16,224,000)
Other comprehensive income (loss)	—	—	—	—	13,000	13,000
Balance at June 30, 2024	70,776,000	$7,000	$709,187,000	$(628,854,000)	$(3,000)	$80,337,000
See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(47,646,000)	$(76,038,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,995,000	6,487,000
Amortization of financing lease right-of-use asset	102,000	102,000
Amortization (accretion) of interest on securities	(912,000)	(226,000)
Non-cash lease expense	113,000	20,000
Gain on lease modification	(73,000)	—
Net realized loss (gain) on investments	18,000	23,000
Stock-based compensation	5,598,000	7,814,000
Change in fair value of contingent consideration	(5,116,000)	2,218,000
Change in fair value of convertible debentures, convertible notes payable and option liability	(7,084,000)	—
Loss on issuance of convertible debentures	1,890,000	—
Gain on High Trail extinguishment	(3,965,000)	—
Loss on intangible asset impairment	448,000	—
Loss on property and equipment disposal	374,000	—
Cost of leased equipment sold to customer	210,000	88,000
Changes in operating assets and liabilities:
Accounts receivable	3,064,000	(590,000)
Inventory	(1,073,000)	(7,345,000)
Prepaid expenses and other current assets	1,129,000	1,785,000
Other assets	1,545,000	(587,000)
Accounts payable	(1,648,000)	(791,000)
Accrued expenses and contract liabilities	(2,078,000)	(2,069,000)
Net cash used in operating activities	(49,109,000)	(69,109,000)
Investing Activities:
Purigen acquisition, return of purchase consideration from escrow	—	96,000
Purchases of property and equipment	(103,000)	(839,000)
Purchase of available for sale securities	(151,585,000)	—
Sale and maturity of available for sale securities	227,905,000	46,879,000
Construction in progress	—	(32,000)
Net cash provided by investing activities	76,217,000	46,104,000
Financing activities:
Principal payments on financing lease liability	(28,000)	(22,000)
Proceeds from sale of common stock and warrants	27,602,000	33,487,000
Offering expenses on sale of common stock and warrants	(1,362,000)	(837,000)
Proceeds from sale of common stock under employee stock purchase plan	10,000	92,000
Proceeds from warrant and option exercises	2,000	23,000
Proceeds from issuance of convertible debentures	18,000,000	—
Payments on High Trail Notes	(61,001,000)	—
Debt issuance costs on sale of convertible debentures	(1,444,000)	—
Payments of retirement fees for redemption of High Trail Notes	(5,375,000)	—
Net cash (used in)/provided by financing activities	(23,596,000)	32,743,000
Effect of exchange rates on cash, cash equivalents and restricted cash	(27,000)	27,000
Net decrease in cash, cash equivalents and restricted cash	3,485,000	9,765,000
Cash, cash equivalents and restricted cash at beginning of period	18,348,000	5,491,000

Cash, cash equivalents and restricted cash at end of period	$21,833,000	$15,256,000
Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts reported on the unaudited condensed consolidated statements of cash flows
Cash and cash equivalents	10,425,000	14,856,000
Restricted cash	11,408,000	400,000
Total cash, cash equivalents and restricted cash at end of period	$21,833,000	$15,256,000
Supplemental cash flow disclosures:
Cash paid for interest	$9,670,000	$149,000
Cash paid for operating lease liabilities	$1,340,000	$1,291,000
Supplemental disclosure of non-cash investing and financing activities:
Transfer of instruments and servers from inventory to property and equipment, net	$4,490,000	$4,615,000
Property and equipment included in accounts payable	$—	$104,000
Construction in progress included in accounts payable	$—	$65,000
See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Basis of Presentation
Description of Business
Bionano Genomics, Inc. (collectively, with its consolidated subsidiaries, the “Company”) is a provider of genome analysis solutions that can enable researchers and clinicians to reveal answers to challenging questions in biology and medicine. The Company offers optical genome mapping (“OGM”) solutions for applications across basic, translational and clinical research, and for other applications including bioprocessing. The Company offers a platform-agnostic software solution, which integrates next-generation sequencing, microarray and OGM data designed to provide analysis, visualization, interpretation and reporting of copy number variants, single-nucleotide variants and absence of heterozygosity across the genome in one consolidated view. The Company also offers nucleic acid extraction and purification solutions using proprietary isotachophoresis (“ITP”) technology. Through its Lineagen, Inc. (doing business as Bionano Laboratories, “Bionano Laboratories”) business, the Company also provides OGM-based diagnostic testing services.
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
Liquidity and Going Concern
The Company has experienced recurring net losses from operations, negative cash flows from operating activities, and accumulated deficit since its inception and expects to continue to incur net losses into the foreseeable future. As of June 30, 2024, the Company had approximately $10.4 million in cash and cash equivalents, $8.5 million in short-term investments and $11.4 million in restricted cash. The amount we are required to hold as restricted cash is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures (as defined in Note 5 (Debt) below).
The Company has an accumulated deficit of $628.9 million as of June 30, 2024. During the six months ended June 30, 2024, the Company used $49.1 million cash in operations.
On March 1, 2024, the Company redeemed $27.7 million aggregate principal amount of the convertible notes previously issued to High Trail Special Situations LLC (“High Trail”) pursuant to that certain securities purchase agreement in October 2023 (the “High Trail Notes”), at a redemption price of 115% of the outstanding principal (the “Repayment Price”) or $31.8 million, and for the period January 1, 2024, through May 1, 2024, redeemed an additional $18.0 million aggregate principal amount of the High Trail Notes at the holders’ option at the Repayment Price for an aggregate of $20.7 million. On May 23, 2024, in connection with the Debentures offering discussed below, the Company fully redeemed the outstanding aggregate principal amount of $15.3 million under the High Trail Notes at the Repayment Price for an aggregate of $17.6 million, and the High Trail Notes were cancelled. In addition, the Company paid High Trail aggregate retirement fees of $5.4 million related to the Notes’ redemptions. See Note 5 (Debt) for additional information.
On May 24, 2024, the Company issued $20.0 million of Debentures for $18.0 million in gross proceeds and paid debt costs of $1.4 million. Through June 30, 2024, the Company paid $0.2 million in interest and no principal amounts on the Debentures. As of June 30, 2024, the Company may be required to redeem up to $6.0 million of principal and expects to pay an additional $1.4 million in interest on the Debentures in 2024. See Note 5 (Debt) for additional information. Management expects operating losses and negative cash flows to continue for at least the next year as the Company continues to incur costs related to product development and commercialization efforts. Management has prepared cash flows forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the unaudited condensed consolidated financial statements for the six months ended June 30, 2024, are issued. Management’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management’s plans to raise additional capital to fulfill its operating and capital requirements for at least 12 months include public or private equity or debt financings. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all.
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
Significant Accounting Policies
During the three and six months ended June 30, 2024, there were no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Restructuring
The Company’s restructuring expense consists primarily of actions taken in May and October 2023 (the “2023 Workforce Reduction”) and March 2024 in order to reduce costs and improve operations and manufacturing efficiency. Severance-related costs were accounted for as a one-time termination benefit communicated by period end without an additional service component, so the charge represents the total amount expected to be incurred. As a result of reducing facility costs and discretionary spending unrelated to headcount and combined with the cost savings from the 2023 Workforce Reduction and March 2024, such plans are intended to decrease expenses and maintain a streamlined organization to support its business.
In connection with the Company’s restructuring initiatives, the Company entered into a lease termination agreement on February 28, 2024 with the landlord for the facility in Salt Lake City that will result in a one-time termination fee of approximately $0.2 million in the third quarter of 2024. The Company continued to lease the property through June 2024. The Company accounted for the lease amendment as a lease modification and recorded a gain of $0.1 million during the three months ended March 31, 2024.
On March 1, 2024, the Company’s board of directors approved a cost savings plan, including a reduction in force, that it expects to reduce its annualized operating expenses. This cost savings plan is incremental to the 2023 Workforce Reduction. As part of the plan, the Company reduced its overall headcount by approximately 120 employees. The Company has substantially completed the reduction in force as of June 30, 2024. In addition, Bionano Laboratories will phase out over time the offering of certain testing services related to neurodevelopmental disorders, including autism spectrum disorders, and other disorders of childhood development. The estimates of costs and expenses that the Company expects to incur in connection with the reduction in force are subject to a number of assumptions and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction in force. See Note 7 (Commitments and Contingencies) for additional information.
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
During the six months ended June 30, 2024, the Company experienced a triggering event as a result of the restructuring initiatives that required an evaluation of our non-OGM Bionano Laboratories asset group for impairment. The Company performed a recoverability test and concluded that the non-OGM Bionano Laboratories long-lived assets were not recoverable; therefore, the Company measured the impairment loss and fully impaired the intangible assets acquired through the acquisition of Lineagen, consisting of its trade name and customer relationship intangible assets. The Company recognized an impairment loss of $0.4 million during the six months ended June 30, 2024. No impairment losses were recorded for the three months ended June 30, 2024 or during the three or six months ended June 30, 2023.
Inventories
The Company reviews its inventories for classification purposes. The value of inventories not expected to be realized in cash, sold or consumed during the next 12 months are classified as non-current within other long-term assets. As of June 30, 2024, $3.7 million of inventories were included in other long-term assets.
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
2. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. The Pre-Funded Warrants (as defined below) issued in the April 2024 Registered Direct Offering (as defined below) were exercised in full and included in the weighted-average number of common shares outstanding (See Note 6 (Stockholder’s Equity and Stock-Based Compensation) for further information). Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common share equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities which include outstanding common warrants to purchase common stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), and outstanding stock options under the Company’s equity incentive plans have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding because all potentially dilutive securities were anti-dilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	June 30, 2024	June 30, 2023
Stock options	4,361,000	3,346,000
Warrants	30,430,000	436,000
Convertible notes payable into common stock	10,000,000	—
RSUs	561,000	230,000
PSUs	29,000	29,000
Total	45,381,000	4,041,000

3. Revenue Recognition
Revenue by Source

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Instruments	$2,260,000	$2,450,000	$3,874,000	$4,346,000
Consumables	2,569,000	2,953,000	6,033,000	5,188,000
Software	1,681,000	1,206,000	3,431,000	2,522,000
Total product revenue	6,510,000	6,609,000	13,338,000	12,056,000
Service and other	1,261,000	2,053,000	3,202,000	4,021,000
Total revenue	$7,771,000	$8,662,000	$16,540,000	$16,077,000
Revenue by Geographic Location

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	$	%	$	%	$	%	$	%
Americas	$3,386,000	44%	$4,313,000	50%	$8,076,000	49%	$7,757,000	48%
EMEA	3,624,000	47%	2,748,000	32%	6,757,000	41%	5,740,000	36%
Asia Pacific	761,000	10%	1,601,000	18%	1,707,000	10%	2,580,000	16%
Total	$7,771,000	100%	$8,662,000	100%	$16,540,000	100%	$16,077,000	100%
The table above provides revenue from contracts with customers by source and geographic region (based on the customer’s billing address) on a disaggregated basis. Americas consists of North America and South America. EMEA consists of Europe, the Middle East, and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, India and Australia.
For the three months ended June 30, 2024 and 2023, the United States represented 38.6% and 39.1% of total revenue, respectively. For the six months ended June 30, 2024 and 2023, the United States represented 40.7% and 40.1% of total revenue, respectively. For the three and six months ended June 30, 2023, China represented 15.0% and 10.2% of total revenue, respectively. No other countries represented greater than 10% of revenue during the three and six months ended June 30, 2024 and 2023.
Remaining Performance Obligations
As of June 30, 2024, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $1.4 million. These remaining performance obligations primarily relate to extended warranty, support and maintenance obligations, as well as obligations related to software under hosting arrangements. The Company expects to recognize approximately 57.9% of this amount as revenue during the remainder of 2024, 30.8% in 2025, and 11.3% in 2026 and thereafter. Warranty revenue is included in service and other revenue.
The Company recognized revenue of approximately $0.4 million and $0.4 million during the three months ended June 30, 2024 and 2023, respectively, which was included in the contract liability balance at the end of the year preceding each period, and revenue of approximately $1.0 million and $1.1 million during the six months ended June 30, 2024 and 2023, respectively, which was included in the contract liability balance at the end of the year preceding each period.

4. Balance Sheet Account Details
Accounts Receivable and Allowance for Credit Losses

	June 30, 2024	December 31, 2023	December 31, 2022
Accounts receivable, net:
Accounts receivable, trade	$6,693,000	$9,802,000	$7,315,000
Allowance for credit losses	(438,000)	(483,000)	(293,000)
	$6,255,000	$9,319,000	$7,022,000
Changes to the allowance for credit losses during the six months ended June 30, 2024 and 2023 were as follows:

Allowance for Credit Losses
Balance as of January 1, 2023	$(293,000)
Provision for expected credit loss	(5,000)
Write-offs	36,000
Balance as of June 30, 2023	$(262,000)

Balance as of January 1, 2024	$(483,000)
Provision for expected credit loss	(9,000)
Write-offs	54,000
Balance as of June 30, 2024	$(438,000)
The Company’s analysis included an assessment of our aged trade receivables balances and their underlying credit risk characteristics. Our evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.

Inventory
The components of inventories are as follows:

	June 30, 2024	December 31, 2023
Inventory:
Raw materials	$8,932,000	$7,567,000
Work in process	4,635,000	9,790,000
Finished goods	9,582,000	10,245,000
	$23,149,000	$27,602,000
Inventories current	$19,475,000	$22,892,000
Inventories non-current (included in other long-term assets)	$3,674,000	$4,710,000
Intangible Assets
Intangible assets that are subject to amortization consisted of the following for the periods presented:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$2,000,000	$(859,000)	$1,141,000	$2,630,000	$(1,078,000)	$1,552,000
Customer relationships	3,200,000	(1,688,000)	1,512,000	4,150,000	(2,002,000)	2,148,000
Developed technology	41,600,000	(14,334,000)	27,266,000	41,600,000	(11,428,000)	30,172,000
Intangibles, net	$46,800,000	$(16,881,000)	$29,919,000	$48,380,000	$(14,508,000)	$33,872,000
Intangible assets not subject to amortization totaled $0.1 million at June 30, 2024 and December 31, 2023, and related to the Company’s domain name.
Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2024	December 31, 2023
Compensation expenses*	$3,605,000	$5,030,000
Customer deposits	17,000	17,000
Taxes payable	1,065,000	1,099,000
Insurance	44,000	512,000
Professional fees and royalties	299,000	387,000
Warranty liabilities	244,000	391,000
Accrued clinical study fees	1,000	138,000
Other	255,000	515,000
Total	$5,530,000	$8,089,000
*Compensation expenses include restructuring costs of $0.4 million as of June 30, 2024. Refer to Note 7 (Commitments and Contingencies).

5. Debt
JGB Debentures
On May 24, 2024, the Company entered into a securities purchase agreement with certain accredited investors (the “Holders”) and JGB Collateral LLC, as collateral agent for the Holders, for the sale by the Company in a private placement (the “JGB Debentures Offering”) of:
•2.25 million shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and
•Senior Secured Convertible Debentures in the aggregate principal amount of $20.0 million (the “Debentures”), for an aggregate purchase price of $18.0 million.
The closing of the JGB Debentures Offering occurred on May 24, 2024. In connection with the closing of the JGB Debentures Offering, the Company received net proceeds of approximately $16.6 million, after payment of placement agent fees, and other offering expenses. The Company used the proceeds received to fully redeem the outstanding balance due under the High Trail Note of approximately $17.6 million, as amended (see “High Trail Agreement & Amendment” below).
Debentures
The Debentures have an aggregate face value of $20.0 million and were issued with an original issue discount of $2.0 million. The Debentures mature on May 24, 2026, and have an interest rate of 11% per annum payable monthly on the last business day of each calendar month. As of June 30, 2024, the Company has paid the Holders $0.2 million in interest, which is included in the change in fair value within other income (expense), net.
The Company recorded the Debentures at their fair value at issuance of $19.9 million, per the fair value option under ASC 825 (refer to Note 8 (Investments and Fair Value Measurements)) and they will be measured on a recurring basis and adjusted through other income and expense, net. The Shares were recorded at $0 in common stock and additional paid in capital, which represents the residual amount after allocation of proceeds to the Debentures at fair value. The Company recognized an initial loss on the issuance of the Debentures of $1.9 million for the difference between the fair value of the Debentures and proceeds from the transaction, which is recorded in other income (expense) on the unaudited condensed consolidated statement of operations. The Company incurred debt issuance costs of $1.4 million related to the JGB Debentures Offering, which was charged to interest expense and recorded in other income (expense) on the unaudited condensed consolidated statement of operations.
On July 24, 2024, the Holders of the Debentures requested that the Company redeem up to $1.0 million per calendar month of its Debentures. The table below shows the amount of potential redemptions each year until the maturity of the Debentures.

2024	$6,000,000
2025	12,000,000
2026	2,000,000
Total	$20,000,000
The Company may redeem the Debentures, subject to certain Equity Conditions (as defined in the Debentures), at any time by paying an amount equal to the entire outstanding principal amount of the Debenture, plus all accrued and unpaid interest, plus the applicable Company Redemption Premium (as defined in the Debentures, the “Premium”) plus any other amounts due and payable under the Debentures. The Premium is an amount equal to 112% of the principal amount of the Debenture if the redemption is prior to the first anniversary of the original issue date, or 106% of the principal amount of the Debenture if the redemption is on or after the first anniversary of the original issue date. No partial redemptions by the Company are permitted.
At the election of the holder, each Debenture is convertible, in whole or in part, at any time and from time to time at a conversion price of $2.00 per share of common stock. The conversion price is subject to adjustment for stock dividends, stock splits, and certain other corporate events. Notwithstanding the foregoing, the Company will not effect any conversion under the Debentures to the extent that such conversion would cause the holder’s beneficial ownership of the Company’s common stock to exceed 4.99% (or 9.99% at the election of the holder) of the Company’s issued and outstanding common stock.
Under the Debentures, the Company must at all times maintain a cash balance equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures, in a blocked account. In addition, for as long as any portion of the Debentures remain outstanding, the Company is generally restricted from: incurring indebtedness; granting or suffering liens on any of its property or assets; amending its organizational documents; repurchasing any of its securities; paying dividends; selling, disposing, licensing or leasing its assets other than in the ordinary course; and other customary restrictive covenants. The Debentures also set forth certain customary events of default after which the Debentures may be declared immediately due and payable, including certain types of bankruptcy or insolvency events of default involving the Company and its subsidiaries, and in the event of a change of control or fundamental transaction as defined in the Debentures.
As of June 30, 2024 the Company had $20.0 million of principal outstanding under the Debentures reported at fair value of $19.4 million (refer to Note 8 (Investments and Fair Value Measurements), for fair value measurements and additional discussion) and activity broken out as follows:

Debentures
Principal balance, January 1, 2024	$—
Issuance of convertible debentures	20,000,000
Less:
Conversions	—
Redemption payments of principal	—
Notes principal balance, June 30, 2024	$20,000,000
High Trail Agreement & Amendment
On February 27, 2024, the Company entered into a letter agreement with High Trail and an amendment to the Registered Note (the “High Trail Amendment”) which provided for, among other things, the following:
•Reduction of the minimum available liquidity covenant from $50.0 million to $25.0 million;
•Reduction of the restricted cash covenant from $35.0 million to the amount equal to the sum of (i) the outstanding principal amount of the senior secured convertible notes payable due 2025 (the “High Trail Registered Notes”) plus (ii) approximately $0.7 million, which will be further reduced as the remaining principal on the High Trail Registered Notes are retired;
•Cancellation of the March 2024 partial redemption payment and delay of the April 2024 partial redemption payment;
•Redemption of the outstanding $17.0 million balance of the privately placed senior secured convertible notes payable due 2025 (the “High Trail Private Placement Notes”) at a redemption price of 115% for a total redemption payment of approximately $19.6 million;
•Redemption of approximately $10.7 million of the High Trail Registered Notes at a redemption price of 115% for a total redemption payment of approximately $12.3 million; and
•Increase of $1.0 million to the Retirement Fee (as defined in the Notes) of the High Trail Private Placement Notes to $3.2 million payable concurrently with redemptions of the Initial Private Placement Note.
Immediately following the redemptions above, there was approximately $24.3 million in aggregate principal amount of the High Trail Registered Notes outstanding.
High Trail Redemption Agreement
On May 23, 2024, in connection with the JGB Debentures Offering, the Company entered into a redemption agreement with High Trail (the “HT Agreement”). Pursuant to the HT Agreement, the Company agreed to redeem the entire outstanding principal amount of $15.3 million under the High Trail Note at a redemption price of 115% for a total redemption payment of $17.6 million (the “Redemption Payment”). Upon High Trail’s receipt of the Redemption Payment on May 24, 2024, the High Trail Note and related Option were cancelled. In addition, the Company agreed to pay High Trail a retirement fee of $2.2 million and to reimburse High Trail for all of its reasonable and documented out-of-pocket expenses incurred with the release and termination of security interests relating to the High Trail Note.
The Company recognized a loss on the extinguishment of the High Trail Note of $1.1 million, and a gain on the extinguishment of the Purchase Option (as defined in Note 7 (Commitments and Contingencies) below) of $5.1 million, for a net gain of $4.0 million, which is recorded in other income (expense) on the unaudited condensed consolidated statement of operations.
As of June 30, 2024, the Company had no principal outstanding under the High Trail Note (refer to Note 8 (Investments and Fair Value Measurements), for fair value measurements and additional discussion) and activity broken out as follows:

Principal balance, January 1, 2024	61,000,000
Less:
Conversions	—
Partial redemption of principal	18,000,000
Redemption payment of principal	43,000,000
Total	$—
In addition to redeeming $15.3 million and $27.7 million of the principal outstanding under the High Trail Note on May 24, 2024, and March 1, 2024, respectively, for an aggregate principal redemption of $43.0 million at the aggregate Redemption Price of $49.5 million, the Holders redeemed $4.5 million each of principal on January 1, 2024, February 1, 2024, April 20, 2024, and May 1, 2024, for an aggregate principal redemption of $18.0 million at an aggregate Repayment Price of $20.7 million. Under the terms of the High Trail Notes, the Holders had the option to redeem a portion of the Notes not to exceed $4.5 million principal on the first day of each month beginning November 1, 2023, at the Repayment Price. The April 2024 payment was delayed to April 20, 2024, under the High Trail Amendment as discussed above.
Other Income (Expense), Net
The following is a summary of the charges included within other income (expense), net on the unaudited condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Debt issuance costs on sale of convertible debenture	(1,444,000)	—	(1,444,000)	—
Other interest expense	(74,000)	(74,000)	(195,000)	(149,000)
Changes in estimated fair value, interest and redemption payments on High Trail Notes and convertible debentures	298,000	—	(855,000)	—
Other expense	(492,000)	(256,000)	(579,000)	(139,000)
Gain on High Trail extinguishment	3,965,000	—	3,965,000	—
Loss on issuance of convertible debentures	(1,890,000)	—	(1,890,000)	—
Total other income (expense)	$363,000	$(330,000)	$(998,000)	$(288,000)

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
Cowen At-the-Market Facility
On March 23, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) which provides for the sale, in the Company’s sole discretion, of shares of common stock having an aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal, which was amended on March 9, 2023 to decrease the maximum aggregate offering price to $200.0 million for sales made on and after the date of the amendment (the “Cowen ATM”). The Company agreed to pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. During the six months ended June 30, 2024, the Company sold approximately 14.0 million shares of common stock under the Cowen ATM at an average share price of $1.26 per share, and received gross proceeds of approximately $17.6 million before deducting offering costs of $0.4 million.
Stock Warrants
A summary of the Company’s warrant activity during the six months ended June 30, 2024 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	21,696,000	$4.38	4.78	$—
Granted	10,931,000	0.82	—	—
Exercised	(2,197,000)	—	—	—
Canceled	—	—	—	—
Outstanding at June 30, 2024	30,430,000	$3.41	4.43	$—
Stock Options
A summary of the Company’s stock option activity during the six months ended June 30, 2024 was as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	3,268,000	$24.79	7.80	$3,000
Granted	1,663,000	0.93	—
Exercised	—	—	—	—
Canceled	(570,000)	23.06	—
Outstanding and expected to vest at June 30, 2024	4,361,000	$15.92	8.23	$—
Vested and exercisable at June 30, 2024	1,701,000	$28.55	6.53	$—
For the three months ended June 30, 2024, the weighted-average grant date fair value of stock options granted was $0.67 per share. For the six months ended June 30, 2024, the weighted-average grant date fair value of stock options granted was $0.67 per share.

Stock-Based Compensation
The Company recognized stock-based compensation expense for the periods presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of product revenue	$81,000	$154,000	$162,000	$256,000
Cost of service and other revenue	47,000	44,000	94,000	88,000
Research and development	114,000	1,301,000	1,285,000	$2,658,000
General and administrative	2,341,000	2,433,000	4,057,000	4,812,000
Total stock-based compensation expense	$2,583,000	$3,932,000	$5,598,000	$7,814,000
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants during the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.3%	3.9%	4.3%	3.9%
Expected volatility	86.4%	80.5%	86.2%	74.4%
Expected term (in years)	5.7	5.5	5.7	5.9
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Restricted Stock Units and Performance Stock Units
The following table summarizes RSU activity during the six months ended June 30, 2024:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2024	239,000	$16.30
Granted	407,000	0.93
Released	(48,000)	16.30
Forfeited	(37,000)	16.13
Outstanding at June 30, 2024	561,000	$16.19
The total fair value of the RSUs that vested during the six months ended June 30, 2024 was $0.8 million, determined as of the date of vesting. The weighted average remaining contractual term for the RSUs is 3.5 years as of June 30, 2024.
The following table summarizes PSU activity during the six months ended June 30, 2024:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2024	29,000	$47.40
Granted	—	—
Released	—	—
Forfeited	—	—
Outstanding at June 30, 2024	29,000	$47.40
During the year ended December 31, 2023, the Company reassessed the implicit service period on its performance-based stock units relative to specified revenue targets and determined that the performance conditions were met from an accounting perspective, but subject to certain certifications and approval from the Compensation Committee; therefore, the remaining expense was accelerated as of December 31, 2023. As a result of the accelerated vesting terms, the weighted average remaining contractual term for the PSUs is 0 years as of June 30, 2024.
Registered Direct Offerings
On April 4, 2024, the Company entered into a securities purchase agreement (the “April 2024 Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (the “April 2024 Registered Direct Offering”): (i) an aggregate of 6.5 million shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to an aggregate of 2.2 million shares of common stock (the “April Pre-Funded Warrants”), and (iii) warrants to purchase up to 8.7 million shares of common stock (the “April Purchase Warrants”). The combined purchase price of each share of common stock and accompanying April Purchase Warrant is $1.15 per share. The combined purchase price of each April Pre-Funded Warrant and accompanying April Purchase Warrant is $1.14 (equal to the combined purchase price per share of common stock and accompanying April Purchase Warrant, minus $0.001). The gross proceeds to the Company from the April 2024 Registered Direct Offering was $10.0 million. The Company received net proceeds of $9.3 million after deducting placement agent fees and other offering expenses of $0.7 million payable by the Company.
Each April Purchase Warrant is exercisable for one share of common stock at an exercise price of $1.02 per share. The Purchase Warrants are immediately exercisable as of the date of issuance of April 8, 2024, and will expire on the five-year anniversary of the date of issuance. The April Pre-Funded Warrants are offered in lieu of shares of common stock and provide that the holder may not exercise any portion of an April Pre-Funded Warrant to the extent that immediately prior to or after giving effect to such exercise the holder would own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding common stock immediately following the consummation of the April 2024 Registered Direct Offering. Each April Pre-Funded Warrant is exercisable for one share of common stock at an exercise price of $0.001 per share. The April Pre-Funded Warrants are immediately exercisable and were exercised in full at the time of closing.
On July 4, 2024, the Company entered into a securities purchase agreement (the “July 2024 Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue and sell, (i) in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (the “July 2024 Registered Direct Offering”): (a) an aggregate of 11.7 million shares of the Company’s common stock, , and (b) pre-funded warrants to purchase up to an aggregate of 5.8 million shares of common stock (the “July Pre-Funded Warrants”), and (ii) in a concurrent private placement (the “Private Placement” and together with the July 2024 Registered Direct Offering, the “July 2024 Offering”), Series A warrants to purchase up to an aggregate of 17.5 million shares of common stock (the “Series A Warrants”) and Series B warrants to purchase up to an aggregate of 17.5 million shares of common stock (the “Series B Warrants”, and together with the Series A Warrants, the “July Purchase Warrants”). Each share of common stock and each July Pre-Funded Warrant sold pursuant to the Purchase Agreement will be accompanied by one Series A Warrant and one Series B Warrant. The combined purchase price of each share of common stock and accompanying July Purchase Warrants is $0.571 per share. The combined purchase price of each July Pre-Funded Warrant and accompanying July Purchase Warrants is $0.571 (equal to the combined purchase price per share of common stock and accompanying July Purchase Warrants, minus $0.001). The gross proceeds to the Company from the July 2024 Offering was approximately $10.0 million (excluding up to $20.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the July Purchase Warrants issued in the Private Placement), before deducting placement agent fees and other offering expenses payable by the Company. The Company received net proceeds of $9.3 million after deducting placement agent fees and other offering expenses of $0.7 million payable by the Company.
Each July Purchase Warrant is exercisable for one share of common stock at an exercise price of $0.571 per share beginning on the effective date of stockholder approval of the issuance of the shares of common stock upon exercise of the July Purchase Warrants (the “Stockholder Approval”). The Series A Warrants will expire on the earlier of (i) the 24-month anniversary of the Stockholder Approval and (ii) 60 days following the later of (a) the date of the public announcement of the occurrence of a medical administrative contractor (including, without limitation, Molecular Diagnostic Services), issuing a final local coverage determination for optical genome mapping for hematological malignancies and (b) the date of the Stockholder Approval. The Series B Warrants will expire on the earlier of (i) the five-year anniversary of the Stockholder Approval and (ii) six months following the later of (a) the date of the public announcement of the occurrence of the Company receiving clearance from the U.S. Food and Drug Administration for an optical genome mapping system for any indication and (b) the date of the Stockholder Approval.

7. Commitments and Contingencies
The Company has entered into various operating lease agreements and a finance lease agreement, primarily relating to our office, laboratory, and manufacturing space. See Note 11 (Commitments and Contingencies), subsection titled “Leases”, in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2023 for information regarding the Company’s lease agreements.
The future minimum payments under non-cancellable operating and finance leases as of June 30, 2024, are as follows:

	Operating Leases	Finance Lease
Remainder of 2024	$1,414,000	$166,000
2025	2,608,000	338,000
2026	545,000	346,000
2027	254,000	356,000
2028	—	365,000
Thereafter	—	5,230,000
Total future lease payments	4,821,000	6,801,000
Less: imputed interest	(440,000)	(2,971,000)
Total lease liabilities	$4,381,000	$3,830,000

Restructuring
The workforce reduction described in Note 1 (Organization and Basis of Presentation) resulted in total restructuring charges of approximately $4.4 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California Worked Adjustment and Retraining Notification (WARN) Act.
The following is a summary of restructuring charges associated with the reduction in force for the three and six months ended June 30, 2024 including severance, impairment, and other exit related costs:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Severance	$552,000	$4,426,000
Lease related expenses	163,000	374,000
Other	500,000	1,047,000
Total restructuring charges including in operating expenses	$1,215,000	$5,847,000
COGS restructuring	$7,000	$18,000
Total restructuring charges	$1,222,000	$5,865,000

The following restructuring liability activity was recorded in connection with the reduction in force for the six months ended June 30, 2024 including within accrued expenses on the unaudited condensed consolidated financial statements:

Accrued restructuring as of January 1, 2024	$83,000
Restructuring charges incurred during the period	5,865,000
Cash payments	(5,592,000)
Accrued restructuring as of June 30, 2024	$356,000
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
U.S. treasuries	8,516,000	—	8,516,000	—
Total investments:	$8,516,000	$—	$8,516,000	$—
Money market funds classified as cash equivalents	$8,010,000	$8,010,000	$—	$—
Money market funds classified as restricted cash	$11,008,000	$11,008,000	$—	$—
Liabilities:
Contingent consideration	$5,774,000	$—	$—	$5,774,000
Convertible notes payable	$19,359,000	$—	$—	$19,359,000

	December 31, 2023
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Corporate notes/bonds	14,360,000	—	14,360,000	—
U.S. treasuries	34,463,000		34,463,000
Total investments:	$48,823,000	$—	$48,823,000	$—
Money market funds classified as cash equivalents	$9,752,000	$9,752,000	$—	$—
Commercial paper classified as restricted investments	5,432,000	—	5,432,000	—
U.S. treasuries classified as restricted investments	29,685,000	—	29,685,000	—
Total restricted investments:	$35,117,000	$—	$35,117,000	$—
Liabilities:
Contingent consideration	$10,890,000	$—	$—	$10,890,000
Convertible notes payable	$69,803,000	$—	$—	$69,803,000
Purchase option liability	$8,534,000	$—	$—	$8,534,000
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
The BioDiscovery milestone consideration was paid in full in 2023.
Contingent consideration liabilities related to the Purigen acquisition are related to the achievement of two independent milestones with aggregate possible milestone payments totaling $32.0 million.
The fair value of the Purigen milestones are reassessed on a quarterly basis using a probability weighted model and a Monte Carlo Simulation. Assumptions used to estimate the fair value of the milestones using a probability weighted model include the probability of achieving independent milestones, anticipated payment date and a discount rate of 14.4% and 13.2% as of June 30, 2024 and December 31, 2023, respectively. The Company determines the likelihood of each milestone payment which is then applied to the individual payments over the five-year milestone terms. As of June 30, 2024, the Company assessed the probability of meeting the first milestone at 0% which resulted in a reduction in the contingent consideration liability. The probability factors as of December 31, 2023 ranged from 9% to 49%.
For the second milestone, a Monte Carlo Simulation was performed to determine the likelihood that the milestone will be achieved to determine the milestone consideration payment. Assumptions include the projected units, revenue discount rates of

8% and 7% and discount rates of 14.4% and 13.2% as of June 30, 2024 and December 31, 2023, respectively. The fair value of the Purigen contingent consideration as of June 30, 2024 and December 31, 2023 was $5.8 million and $10.9 million, respectively.
Convertible debentures payable, convertible notes payable and purchase option liability

	June 30, 2024	December 31, 2023
Expected volatility	86.60%	80.20%
Risk-free interest rate	4.78%	4.92%
Term to maturity (years)	1.66	0.80
Debt discount rate	17.90%	17.11%
Equity discount rate	4.78%	4.92%

The June 30, 2024 assumptions in the table above reflect the convertible debentures payable, which were issued on May 24, 2024. For December 31, 2023, the table reflects a weighted average of assumptions based on the fair value of the convertible notes payable from the High Trail Agreement (refer to Note 5 (Debt)).
The volatility is based on an analysis of the Company and its peers’ historical stock price, the risk-free rate is based on US treasury yields, the equity discount rate is based on term-specific US treasury yields, and the debt discount rate is based on the Company’s credit rating.
In connection with the Notes, the purchaser was granted an option (the “Purchase Option”) which expired on the maturity date of the Notes to purchase up to an additional $25.0 million aggregate principal amount of private placement notes (the “Subsequently Purchased Notes”) and warrants (refer to Note 5 (Debt)). The estimated fair value of the Purchase Option as of the valuation date was assessed as the difference in the aggregate indicated value of the Subsequently Purchased Notes and the consideration to be paid upon exercising the option which was estimated to be $0.0 million and $8.5 million at June 30, 2024 and December 31, 2023, respectively. The outstanding amount of the High Trail Notes was redeemed on May 24, 2024, and the Purchase Option rights no longer exist.
The terms used to estimate the fair value of the Subsequently Purchased Notes and warrant underlying the Purchase Option liability (the “Subsequently Purchased Warrants”) as of December 31, 2023 are as follows:

	Subsequently Purchased Notes	Subsequently Purchased Warrants
	December 31, 2023	December 31, 2023
Expected volatility	80.20%	66.20%
Risk-free interest rate	4.46%	3.80%
Term to maturity (years)	1.50	5.00
Dividend yield	—%	—%
Exercise price	—	$3.19
Debt discount rate	16.60%	—%
Equity discount rate	4.46%	—%

Changes in estimated fair value of contingent consideration liability, convertible debentures payable, convertible notes payable and option liability in the six months ended June 30, 2024 are as follows:

	Contingent Consideration Liability (Level 3 Measurement)	Convertible Debentures Payable (Level 3 Measurement)	Convertible Notes Payable (Level 3 Measurement)	Option Liability (Level 3 Measurement)
Balance as of January 1, 2024	$10,890,000	$—	$69,803,000	$8,534,000
Issuance of convertible debentures payable, convertible notes payable and option	—	19,890,000	—	—
Change in estimated fair value, recorded in selling, general and administrative expenses	(5,116,000)		—	—
Changes in estimated fair value, recorded in other income (expense), net	—	(531,000)	(4,524,000)	(3,474,000)
Cash payments	—		(61,000,000)	—
Cash payments on redemptions			(5,374,000)
(Gain)/loss on extinguishment of High Trail			1,095,000	(5,060,000)
Balance as of June 30, 2024	$5,774,000	$19,359,000	$—	$—
Changes in estimated fair value of contingent consideration liability in the six months ended June 30, 2023 is as follows:

Contingent Consideration Liability (Level 3 Measurement)
Balance as of January 1, 2023	$22,352,000
Change in estimated fair value, recorded in selling, general and administrative expenses	2,218,000
Balance as of June 30, 2023	$24,570,000

Available for Sale Investments
The Company invests its excess cash in U.S. Treasury and agency securities, corporate debt securities, and commercial paper, which are classified as available-for-sale investments. These investments are carried at fair value and are included in the tables below. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. At each reporting date, the Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company evaluates, among others, whether the Company has the intention to sell any of these investments and whether it is not more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Based on this evaluation, as of June 30, 2024 and December 31, 2023, the Company determined that unrealized losses of the below securities were primarily attributable to changes in interest rates and non-credit related factors. As such, no allowances for credit losses were recorded during these periods.
As of June 30, 2024 and December 31, 2023, the Company held 4 and 15 securities, respectively, which have been in an unrealized loss position for a period of less than 12 months. As of June 30, 2024 and December 31, 2023, the Company held 0 and 2 securities, respectively, which have been in an unrealized loss position for a period of greater than 12 months.
Realized gains and losses are calculated using the specific identification method and recorded in other income (expense) in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.
During the six months ended June 30, 2024, the Company sold 18 of its available for sale securities and received proceeds of $33.3 million. During the six months ended June 30, 2024, the Company recognized a loss of $0.018 million in other income relating to the maturity of its securities. Amounts are reclassified out of accumulated other comprehensive income into earnings using the specific identification method.
Interest receivable as of June 30, 2024 and December 31, 2023 was $0.1 million and $0.3 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.

As of June 30, 2024, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities presented within investments:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
U.S. treasuries	Less than 1	8,519,000	—	(3,000)	8,516,000
Total maturity less than 1 year		$8,519,000	$—	$(3,000)	$8,516,000
As of June 30, 2024, the amortized cost and the unrealized gains (losses) of the available for sale securities listed as restricted investments was zero.

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
As of December 31, 2023, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities listed as restricted investments:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$5,435,000	$—	$(3,000)	$5,432,000
U.S. treasuries	Less than 1	29,682,000	5,000	(2,000)	29,685,000
Total maturity less than 1 year		$35,117,000	$5,000	$(5,000)	$35,117,000
As of June 30, 2024, the following table summarizes available-for-sale securities in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasuries	8,516,000	(3,000)	—	—	8,516,000	(3,000)
Total	$8,516,000	$(3,000)	$—	$—	$8,516,000	$(3,000)
As of June 30, 2024, the available-for-sale securities listed as restricted investments in an unrealized loss position was zero.
As of December 31, 2023, the following table summarizes available-for-sale securities in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Corporate Notes/Bonds	$2,362,000	$(5,000)	$10,001,000	$(4,000)	$12,363,000	$(9,000)
Total	$2,362,000	$(5,000)	$10,001,000	$(4,000)	$12,363,000	$(9,000)
As of December 31, 2023, the following table summarizes available-for-sale securities listed as restricted investments in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$5,432,000	$(3,000)	$—	$—	$5,432,000	$(3,000)
U.S. treasuries	11,789,000	(2,000)	—	—	11,789,000	(2,000)
Total	$17,221,000	$(5,000)	$—	$—	$17,221,000	$(5,000)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024 (“Quarterly Report”) and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023, (“Annual Report”), filed with the Securities and Exchange Commission, (“SEC”), on March 9, 2023. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Bionano Genomics, Inc. and its subsidiaries or, as the context may require, Bionano Genomics, Inc. only.
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
Overview
We are a provider of genome analysis solutions that can enable researchers and clinicians to reveal answers to challenging questions in biology and medicine. Our mission is to transform the way the world sees the genome through optical genome mapping (“OGM”) solutions, diagnostic services and software. We offer OGM solutions for applications across basic, translational and clinical research, and for other applications including bioprocessing. We offer a platform-agnostic software solution, which integrates next-generation sequencing, microarray and OGM data designed to provide analysis, visualization, interpretation and reporting of copy number variants, single-nucleotide variants and absence of heterozygosity across the genome in one consolidated view. The Company also offers nucleic acid extraction and purification solutions using proprietary isotachophoresis ITP technology. Through our Bionano Laboratories business, we also provide OGM-based diagnostic testing services.
Recent Highlights
Commercial Adoption of Offerings for OGM Systems
In executing on our commercialization strategy, we expanded the utilization of our OGM systems and:
•Grew our installed base to 363 as of June 30, 2024, an increase of approximately 29% from a total installed base of 281 as of June 30, 2023. Installed base represents the global number of OGM instruments installed at end-customer locations and therefore having the technology to process OGM.
•Sold 6,165 flowcells in the three-month period ended June 30, 2024, a decrease of approximately 13% from 7,062 flowcells sold in the same quarter of 2023. Sold 14,414 flowcells in the six-month period ended June 30, 2024, an increase of approximately 12% from 12,888 flowcells sold in the same period of 2023.The OGM cartridge is the consumable that packages nanochannel arrays for DNA linearization. In its current form, the OGM cartridge can comprise - one, two or three flowcells per cartridge. Flowcells sold refers to the units of genome mapping consumables used for analyzing one genome, purchased by customers to process samples for optical genome mapping. The decrease in flowcells was partially due to the slowdown in regular routine use from customers transitioning from Saphyr to Stratys as well as related to three of our OEM partners in China who underperformed against their purchasing commitments during the three months ended June 30, 2024.
Macroeconomic and Geopolitical Developments
We are subject to additional risks and uncertainties as a result of adverse geopolitical and macroeconomic developments, such as recent and potential future bank failures, the ongoing conflict between Ukraine and Russia and related sanctions, the Israel-Hamas war, any effects of global pandemics and uncertain market conditions, including inflation and supply chain disruptions, which could continue to have a material impact on our business and financial results. For example, we are anticipating a potential protracted slowdown in our Asia Pacific business due to funding headwinds in the region, which are negatively impacting these manufacturing partners who are reliant on government funding,and are awaiting approval from the NMPA.
We closely monitor and comply with various applicable guidelines and legal requirements in the jurisdictions in which we operate. In the past, we have experienced supply chain challenges, attributable to such adverse geopolitical and macroeconomic developments including increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. During the six months ended June 30, 2024, we did not experience material increases in our supply chain costs, but we may experience such increases in future fiscal periods. We expect our costs to remain high for the foreseeable future. As global economic conditions recover, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. For instance, product demand may be reduced due to an economic recession, a decrease in corporate capital expenditures, prolonged unemployment, high inflation rates, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic developments, or any similar negative economic condition. These negative effects could have a material impact on our operations, business, earnings, and liquidity.
Recent Developments
In March 2024, we announced a cost savings plan that aims to reduce annualized operating expenses by approximately $35.0 to $40.0 million starting in the second half of 2024. As part of the plan, we reduced our overall headcount by approximately 120 employees. The Company has substantially completed the reduction in force as of June 30, 2024. In addition, on March 1, 2024, we decided to phase out the offering by Bionano Laboratories of certain testing services related to related to neurodevelopmental disorders, including autism spectrum disorders and other disorders of childhood development. These cost-saving measures are incremental to the cost saving initiatives previously announced in May 2023 and October 2023. See Note 7 (Commitments and Contingencies) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
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

The following table presents our revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product revenue	$6,510,000	$6,609,000	$13,338,000	$12,056,000
Service and other revenue	1,261,000	2,053,000	3,202,000	4,021,000
Total	$7,771,000	$8,662,000	$16,540,000	$16,077,000

The following table reflects total revenue by geography and as a percentage of total revenue, based on the billing address of our customers. Americas consists of North America and South America. EMEA consists of Europe, the Middle East, and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, India and Australia.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	$	%	$	%	$	%	$	%
Americas	$3,386,000	44%	$4,313,000	50%	$8,076,000	49%	$7,757,000	48%
EMEA	3,624,000	47%	2,748,000	32%	6,757,000	41%	5,740,000	36%
Asia Pacific	761,000	10%	1,601,000	18%	1,707,000	10%	2,580,000	16%
Total	$7,771,000	100%	$8,662,000	100%	$16,540,000	100%	$16,077,000	100%
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
Research and Development Expenses
Research and development expenses consist of salaries and other personnel costs, stock-based compensation, research supplies, third-party development costs for new products, materials for prototypes, equipment depreciation, and allocated overhead costs that include facility and other overhead costs. We have made substantial investments in research and development since our inception, and plan to continue to make investments in the future. Our research and development efforts have focused primarily on the tasks required to support development and commercialization of existing products. We believe that our continued investment in research and development is essential to our long-term competitive position.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and other personnel costs, amortization expense related to acquired intangibles, and stock-based compensation for our sales and marketing, finance, legal, human resources and general management, as well as professional services, such as legal and accounting services.
Results of Operations
We have incurred losses in each year since our inception. Our net loss was $16.2 million and $47.6 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, we had an accumulated deficit of $628.9 million.
We expect to continue to incur significant expenses and operating losses as we:
•continue our sales and marketing efforts to further commercialize our products;
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
We will continue to seek to raise additional capital, but without additional financing we may not be able to continue as a going concern. If we are unable to continue as a going concern, we may have to reorganize or liquidate our business and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors may lose all or a part of their investment. The board of directors (the “Board”) has established a strategy committee to work with the Company and outside advisors in evaluating our options and considering alternatives that we believe will maximize stakeholder value, including any of the following or a combination thereof: debt financing, equity investments, combinations with other companies, or the sale of all or part of the company. There can be no assurances that any transactions will be completed and if we are not able to raise sufficient additional capital to fund our future operation, we may potentially seek relief available under applicable insolvency laws. We do not intend to make further announcements regarding this process unless and until the Board approves a specific transaction or otherwise determines that further disclosure is appropriate.
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table sets forth our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Period-to-Period Change
	2024	2023	$	%
Revenues:
Product revenue	$6,510,000	$6,609,000	$(99,000)	(1)%
Service and other revenue	1,261,000	2,053,000	(792,000)	(39)%
Total revenue	7,771,000	8,662,000	(891,000)	(10)%
Cost of revenue:
Cost of product revenue	4,703,000	4,752,000	(49,000)	(1)%
Cost of service and other revenue	483,000	1,602,000	(1,119,000)	(70)%
Total cost of revenue	5,186,000	6,354,000	(1,168,000)	(18)%
Operating expenses:
Research and development	6,831,000	14,610,000	(7,779,000)	(53)%
Selling, general and administrative	11,557,000	26,936,000	(15,379,000)	(57)%
Restructuring costs	1,215,000	—	1,215,000	100%
Total operating expenses	19,603,000	41,546,000	(21,943,000)	(53)%
Loss from operations	(17,018,000)	(39,238,000)	22,220,000	(57)%
Other income (expenses):
Interest income	457,000	689,000	(232,000)	(34)%
Other income (expenses)	363,000	(330,000)	693,000	(210)%
Total other income (expenses)	820,000	359,000	461,000	128%
Loss before income taxes	(16,198,000)	(38,879,000)	22,681,000	(58)%
Provision for income taxes	(26,000)	(33,000)	7,000	(21)%
Net loss	$(16,224,000)	$(38,912,000)	$22,688,000	(58)%
Revenue
Product revenue decreased by $0.1 million, or 1%, to $6.5 million for the three months ended June 30, 2024 compared to $6.6 million for the same period in 2023. The decrease in product revenue was driven by a $0.2 million or 8% decrease in instrument revenue, a $0.4 million or 13% decrease in consumables revenue, and was partially offset by an increase of $0.5 million or 39% of software revenue. Despite decreased product revenue for the three months ended June 30, 2024, we expect product revenue to continue to increase as market awareness and published data of OGM utility increases, along with continued efficiencies gained in the OGM workflow through research and development.
Service and other revenue decreased by $0.8 million, or 39%, to $1.3 million for the three months ended June 30, 2024 when compared to the same period in 2023 which is the result of discontinuing sales of certain clinical service offerings from Bionano Laboratories effective March 2024. Such clinical service offerings from Bionano Laboratories contributed $0.7 million in revenues for the three months ended June 30, 2024. We expect service and other revenue to continue to decrease over the remainder of 2024 as a result of phasing out these offerings.

Cost of Revenue
Cost of product revenue decreased by 1%, to $4.7 million for the three months ended June 30, 2024, compared to $4.8 million for the three months ended June 30, 2023. The decrease in cost of product revenue was due to a shift in the product mix, with a lower contribution from instrument and consumable sales partially offset by increased contribution from software sales. We expect cost of product revenue to increase as product revenues increase.
Cost of service and other revenue decreased $1.1 million, or 70%, to $0.5 million for the three months ended June 30, 2024, compared to $1.6 million for the three months ended June 30, 2023. The decrease in cost of service and other revenue is primarily due to discontinuing sales of certain clinical service offerings from Bionano Laboratories effective March 2024. We expect cost of service and other revenue to decrease over the remainder of 2024 as a result of our decision to phase out certain clinical service offerings from Bionano Laboratories.
Gross Profit, and Gross Margin

	Three Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2024	2023	2024 to 2023	2024 to 2023
Gross profit (loss):
Product	$1,807,000	$1,857,000	$(50,000)	(3)%
Service and other	778,000	451,000	327,000	73%
Total gross profit	$2,585,000	$2,308,000	$277,000	12%

Gross margin:
Product	28%	28%
Service and other	62%	22%
Total gross margin	33%	27%
Product gross profit decreased $0.1 million, or 3%, to $1.8 million for the three months ended June 30, 2024, compared to $1.9 million for the three months ended June 30, 2023. The decrease in product gross profit was due to the decrease in consumable sales partially offset by the increase in software sales.
Service and other gross profit increased by $0.3 million, or 73%, to $0.8 million for the three months ended June 30, 2024, compared to $0.5 million for the three months ended June 30, 2023. The increase in service and other gross profit was primarily due to the decrease in cost of sales related to discontinuing sales of certain clinical service offerings from Bionano Laboratories effective March 2024. We expect service and other gross profit to decrease over the remainder of 2024 as a result of our decision to phase out certain clinical service offerings from Bionano Laboratories.
Research and Development Expenses
Research and development (“R&D”) expenses decreased by $7.8 million, or 53%, to $6.8 million for the three months ended June 30, 2024 compared to $14.6 million for the same period in 2023. The decrease is partially due to decreases of $4.3 million in salaries, wages and benefits driven by headcount reductions announced throughout 2023 and 2024, and of $2.1 million in professional and consulting fees including costs incurred to support clinical research studies, Stratys development, foundry expenses, and cloud computing. We also reduced our consumption of inventory and materials and supply by $1.3 million of non-inventory materials and supply. We anticipate that R&D expenses will decrease for the remainder of 2024 as a result of our cost savings initiatives announced in March 2024.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased by $15.4 million, or 57%, to $11.6 million for the three months ended June 30, 2024 compared to $26.9 million for the same period in 2023. The decrease is primarily due to a $6.0 million decrease in salaries, wages and benefits driven by headcount reductions announced throughout 2023 and 2024, a $2.7 million decrease in professional and consulting fees which is primarily marketing-related expenses and software maintenance, a $2.1 million decrease in administration and other expenses which includes the gain/loss recorded on fair value of the contingent consideration due for BioDiscovery and Purigen milestones, and $0.9 million decrease in travel entertainment. We anticipate that SG&A expenses will decrease for the remainder of 2024 as a result of our cost savings initiatives announced in March 2024.

Restructuring Costs
Restructuring costs were $1.2 million for the three months ended June 30, 2024, as a result of our cost savings initiatives announced in March 2024. We had no expenses that were classified as restructuring costs during the same period in 2023.
Interest Income
Interest income decreased by $0.2 million, or 34%, to $0.5 million for the three months ended June 30, 2024, as compared to $0.7 million for the same period in 2023 resulting from positive returns on investments. The decrease is the result of a reduction in investments offset by higher returns.
Other income (expense)
Other income (expense) increased by $0.7 million, or (210)%, to $0.4 million for the three months ended June 30, 2024 compared to $(0.3) million for the same period in 2023. The increase is driven by a net gain on the extinguishment of the High Trail Note and Purchase Option of $4.0 million, offset by a loss recorded on the issuance of the JGB Debentures of $1.9 million, and an increase in interest expense of $1.4 million. See Note 5 (Debt) for further discussion on debt transactions that took effect during the quarter.
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table sets forth our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Period-to-Period Change
	2024	2023	$	%
Revenues:
Product revenue	$13,338,000	$12,056,000	$1,282,000	11%
Service and other revenue	3,202,000	4,021,000	(819,000)	(20)%
Total revenue	16,540,000	16,077,000	463,000	3%
Cost of revenue:
Cost of product revenue	9,607,000	8,610,000	997,000	12%
Cost of service and other revenue	1,525,000	3,090,000	(1,565,000)	(51)%
Total cost of revenue	11,132,000	11,700,000	(568,000)	(5)%
Operating expenses:
Research and development	16,608,000	28,547,000	(11,939,000)	(42)%
Selling, general and administrative	31,092,000	52,913,000	(21,821,000)	(41)%
Restructuring costs	5,847,000	—	5,847,000	100%
Total operating expenses	53,547,000	81,460,000	(27,913,000)	(34)%
Loss from operations	(48,139,000)	(77,083,000)	28,944,000	(38)%
Other income (expenses):
Interest income	1,500,000	1,392,000	108,000	8%
Other income (expenses)	(998,000)	(288,000)	(710,000)	247%
Total other income (expenses)	502,000	1,104,000	(602,000)	(55)%
Loss before income taxes	(47,637,000)	(75,979,000)	28,342,000	(37)%
Provision for income taxes	(9,000)	(59,000)	50,000	(85)%
Net loss	$(47,646,000)	$(76,038,000)	$28,392,000	(37)%
Revenue
Product revenue increased by $1.3 million, or 11%, to $13.3 million for the six months ended June 30, 2024 compared to $12.1 million for the same period in 2023. The increase in product revenue was driven by a $0.8 million or 16% increase in sales of consumables and an increase of $0.9 million or 36% of software, partially offset by a $0.5 million or 11% decrease in instrument sales. We believe increased demand for our OGM systems was primarily driven by increased market awareness and additional published data demonstrating the utility of OGM. We expect product revenue to increase as market awareness and published data of OGM utility increases, along with continued efficiencies gained in the OGM workflow through research and development, and the acquisitions of BioDiscovery and Purigen.

Service and other revenue decreased $0.8 million or 20% for the six months ended June 30, 2024 when compared to the same period in 2023. We expect service and other revenue to continue to decrease over the remainder of 2024 as a result of our decision to phase out certain clinical service offerings from Bionano Laboratories.
Cost of Revenue
Cost of product revenue increased by $1.0 million, or 12%, to $9.6 million for the six months ended June 30, 2024, compared to $8.6 million for the same period in 2023. The increase in cost of product revenue was due to higher sales of consumables offset by lower sales of instruments. We expect cost of product revenue to continue to increase as product revenues increase.
Cost of service and other revenue decreased $1.6 million, or 51%, to $1.5 million for the six months ended June 30, 2024, compared to $3.1 million for the same period in 2023. The decrease in cost of service and other revenue is primarily due to discontinuing sales of certain clinical service offerings from Bionano Laboratories effective March 2024. We expect cost of service and other revenue to decrease over the remainder of 2024 as a result of our decision to phase out certain clinical service offerings from Bionano Laboratories.
Gross Profit, and Gross Margin

	Six Months Ended June 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2024	2023	2024 to 2023	2024 to 2023
Gross profit (loss):
Product	$3,731,000	$3,446,000	$285,000	8%
Service and other	1,677,000	931,000	746,000	80%
Total gross profit	$5,408,000	$4,377,000	$1,031,000	24%

Gross margin:
Product	28%	29%
Service and other	52%	23%
Total gross margin	33%	27%
Product gross profit increased $0.3 million, or 8%, to $3.7 million for the six months ended June 30, 2024, compared to $3.4 million for the same period in 2023. The increase in product gross profit was primarily due to higher sales of consumables and software, offset by a decrease in instrument sales.
Service and other gross profit increased by $0.7 million, or 80%, to $1.7 million for the six months ended June 30, 2024, compared to $0.9 million for the same period in 2023. The increase in service and other gross profit was primarily due to the decrease in cost of sales related to discontinuing sales of certain clinical service offerings from Bionano Laboratories effective March 2024. We expect service and other gross profit to decrease over the remainder of 2024 as a result of our decision to phase out certain clinical service offerings from Bionano Laboratories.
Research and Development Expenses
R&D expenses decreased by $11.9 million, or 42%, to $16.6 million for the six months ended June 30, 2024 compared to $28.5 million for the same period in 2023. The decrease is partially due to decreases of $6.5 million in salaries, wages and benefits driven by headcount reductions announced throughout 2023 and 2024 and $3.6 million in professional and consulting fees including costs incurred to support clinical research studies, Stratys development, foundry expenses, and cloud computing. Lastly, we reduced information technology and rent and facility costs by $0.6 million and we reduced the internal consumption of inventory and materials and supply by $1.1 million. We anticipate that R&D expenses will decrease for the remainder of 2024 as a result of our cost savings initiatives announced in March 2024.
Selling, General and Administrative Expenses
SG&A expenses decreased by $21.8 million, or 41%, to $31.1 million for the six months ended June 30, 2024 compared to $52.9 million for the same period in 2023. The decrease is primarily due to a $9.8 million decrease in salaries, wages and benefits driven by headcount reductions announced in 2023 and 2024, a $4.2 million decrease in primarily marketing-related expenses and a $2.9 million decrease in administration and other expenses which includes the gain/loss recorded on fair value of the contingent consideration due for Purigen and BioDiscovery milestones and is offset by intangible impairment charges recorded to our non-OGM Bionano Laboratories asset group. We anticipate that SG&A expenses will decrease for the remainder of 2024 as a result of our cost savings initiatives announced in March 2024.

Restructuring Costs
Restructuring costs were $5.8 million for the six months ended June 30, 2024, as a result of our cost savings initiatives announced in March 2024.We had no expenses that were classified as restructuring costs during the same period in 2023.
Interest Income
Interest income increased by $0.1 million, or 8%, to $1.5 million for the six months ended June 30, 2024, as compared to $1.4 million for the same period in 2023 resulting from positive returns on investments.
Other income (expense)
Other income (expense) increased by $0.7 million, or 247%, to $1.0 million for the six months ended June 30, 2024 compared to $0.3 million for the same period in 2023. The increase is driven by a net gain on the extinguishment of the High Trail Note and Purchase Option of $4.0 million, offset by a loss recorded on the issuance of the JGB Debentures of $1.9 million, and an increase in interest expense of $1.5 million. See Note 5 (Debt) for further discussion on debt transactions that took effect during the quarter.
Liquidity and Capital Resources
Since our inception, we have incurred recurring net losses from operations, negative cash flows from operating activities and accumulated deficit. We have primarily generated cash flows from sales of equity securities and debt financings. We incurred net losses of $47.6 million and $76.0 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $628.9 million, cash and cash equivalents of $10.4 million, $11.4 million in restricted cash and short-term investment securities of $8.5 million. The amount we are required to hold as restricted cash is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures.
Sources of Liquidity and Capital Resources
In the six months ended June 30, 2024, we incurred negative cash flows from operating activities of $49.1 million. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments, borrowings from credit facilities and revenue from our commercial operations. Revenue from our commercial operations has increased due to increased demand for our product offerings and our acquisition of BioDiscovery and Purigen. See Note 6 (Stockholder’s Equity and Stock-Based Compensation) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of our recent equity activity for more information.
On October 13, 2023, we completed a registered offering (the “October 2023 Registered Offering”) of senior secured convertible notes payable due 2025 (the “High Trail Registered Notes”) and warrants (the “Registered Warrants”) and a concurrent private placement (the “October 2023 Private Placement” and together with the October 2023 Registered Offering, the “October 2023 Offering”) of senior secured convertible notes payable due 2025 (the “High Trail Private Placement Notes” and, together with the High Trail Registered Notes, the “High Trail Notes”) and warrants (the “Private Placement Warrants” and, together with the Registered Warrants, the “Warrants”) and received net proceeds from the sale of the High Trail Notes and the Registered Warrants of approximately $75.6 million, after deducting the offering expenses and placement agent fees.
On February 27, 2024, we entered into a letter agreement (the “Letter Agreement”) and an Amendment to the Registered Notes (the “Amendment”), with the purchaser of the High Trail Registered Notes which provided reduction (i) of the minimum liquidity covenant from $50.0 million, and (ii) of the restricted cash covenant from $35.0 million, to the amount equal to the sum of (iii) the outstanding principal amount of the High Trail Registered Notes plus (iv) approximately $0.7 million, which will be further reduced as the remaining principal on the High Trail Registered Notes are retired. We also redeemed the outstanding $17.0 million of the High Trail Private Placement Notes for a redemption payment of approximately $19.6 million and a retirement fee of $3.2 million paid concurrently and $10.7 million of the High Trail Registered Notes for a redemption payment of approximately $12.3 million.
On March 1, 2024, we redeemed $27.7 million aggregate principal amount of the High Trail Notes at a redemption price of 115% of the outstanding principal (the “Repayment Price”) or $31.8 million, and for the period January 1, 2024 through May 1, 2024, redeemed an additional $18.0 million aggregate principal amount of the High Trail Notes at the holders’ option at the Repayment Price for an aggregate of $20.7 million.

On May 24, 2024, we entered into a securities purchase agreement with certain accredited investors (the “Holders”) and JGB Collateral LLC, as collateral agent for the Holders, for the sale by the Company in a private placement (the “JGB Debentures Offering”) of:
•2.25 million shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and
•Senior Secured Convertible Debentures in the aggregate principal amount of $20.0 million (the “Debentures”), for an aggregate purchase price of $18.0 million.
The closing of the JGB Debentures Offering occurred on May 24, 2024. In connection with the closing of the JGB Debentures Offering, the Company received net proceeds of approximately $16.6 million, after payment of placement agent fees, and other offering expenses. The Company used the proceeds received to fully redeem the outstanding balance due under the High Trail Note of approximately $17.6 million, as amended (see further discussion below).
On May 23, 2024, in connection with the JGB Debentures Offering, the Company entered into a redemption agreement with High Trail (“HT Agreement”). Pursuant to the HT Agreement, the Company agreed to redeem the entire outstanding principal amount of $15.3 million under the High Trail Note at a redemption price of 115% for a total redemption payment of $17.6 million (the “Redemption Payment”). Upon High Trail’s receipt of the Redemption Payment on May 24, 2024, the High Trail Note and related Option were cancelled. In addition, the Company agreed to pay High Trail a retirement fee of $2.2 million and to reimburse High Trail for all of its reasonable and documented out-of-pocket expenses incurred with the release and termination of security interests relating to the High Trail Note.
As of June 30, 2024, the Company reported $19.4 million of Debentures at fair value, of which $19.4 million is classified as current and represents twelve months’ principal redemption payments at the holder’s option. Through June 30, 2024, the Company paid $0.2 million in interest and no principal amounts on the Debentures. As of June 30, 2024, the Company may be required to redeem up to $6.0 million of principal and expects to pay an additional $1.4 million in interest on the Debentures in 2024.
See Note 5 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further information on the Notes and Warrants.

On April 4, 2024, we entered into a securities purchase agreement (the “April Purchase Agreement”) with certain institutional investors, pursuant to which we agreed to issue and sell, in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (the “April 2024 Registered Direct Offering”): (i) an aggregate of 6.5 million shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 2.2 million shares of common stock and (iii) warrants to purchase up to 8.7 million shares of common stock. The combined purchase price of each share of common Stock and accompanying warrant was $1.15 per share. The combined purchase price of each pre-funded warrant and accompanying warrant was $1.14 (equal to the combined purchase price per share of common stock and accompanying warrant, minus $0.001). We received gross proceeds from the April 2024 Registered Direct Offering of approximately $10.0 million, before deducting placement agent fees and other offering expenses of $0.7 million.
On July 4, 2024, we entered into a securities purchase agreement (the “July 2024 Purchase Agreement”) with certain institutional investors, pursuant to which we agreed to issue and sell, (i) in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (the “July 2024 Registered Direct Offering”): (a) an aggregate of 11.7 million shares of our common stock, and (b) pre-funded warrants to purchase up to an aggregate of 5.8 million shares of Common Stock, and (ii) in a concurrent private placement (the “Private Placement” and together with the Registered Direct Offering, the “July 2024 Offering”), Series A warrants to purchase up to an aggregate of 17.5 million shares of Common Stock (the “Series A Warrants”) and Series B warrants to purchase up to an aggregate of 17.5 million shares of Common Stock (the “Series B Warrants”, and together with the Series A Warrants, the “Purchase Warrants”). Each share of Common Stock and each Pre-Funded Warrant sold pursuant to the Purchase Agreement will be accompanied by one Series A Warrant and one Series B Warrant. The combined purchase price of each share of Common Stock and accompanying Purchase Warrants is $0.571 per share. The combined purchase price of each Pre-Funded Warrant and accompanying Purchase Warrants is $0.571 (equal to the combined purchase price per share of Common Stock and accompanying Purchase Warrants, minus $0.001). We received gross proceeds from the July 2024 Offering of approximately $10.0 million (excluding up to $20.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the Purchase Warrants issued in the Private Placement which is contingent upon stockholder approval), before deducting placement agent fees and other offering expenses of $0.7 million.
Based on our current business plans, we believe the net proceeds from the financings above together with our existing cash and cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. This estimate assumes the inclusion of the amount equal to the outstanding principal amount of the Debentures. Our existing cash and cash equivalents and short-term investments, will not be sufficient for us to achieve cash-flow break even and we expect to need to seek additional capital based on strategic consideration alternatives in the future.
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

We had $10.4 million in cash and cash equivalents, $8.5 million in short-term investments and $11.4 million in restricted cash as of June 30, 2024. The amount we are required to hold as restricted cash is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures. Based on recurring losses from operations incurred since inception and the expectation of continued operating losses, we anticipate our available cash balance will not be sufficient to operate our business for the next twelve months from the issuance of this Quarterly Report. Accordingly, we determined that there is substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements included in this Quarterly Report are issued. In order to continue to operate our business beyond that time, we will need to raise substantial additional capital. We are actively evaluating debt and equity financing sources available to us as well as cost reduction strategies, but there can be no assurance that financing will be available on terms acceptable to us, on a timely basis, or at all, or that we are able to effectively reduce our operating expenses. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Any disruptions to, or volatility in, the credit and financial markets or any deterioration in overall economic conditions may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we are unable to raise additional funds through debt or equity financing or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research and development activities or future commercialization efforts. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives.
In addition, our estimate as to the sufficiency of our current cash, cash equivalents and short-term investments and our current operating plan as discussed above are based on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently anticipate. See Note 1 (Organization and Basis of Presentation) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information.
Cash Flows
The following table sets forth the cash flow from operating, investing and financing activities for the periods presented:

Net cash provided by (used in):	Six Months Ended June 30,
	2024	2023

Operating activities	$(49,109,000)	$(69,109,000)
Investing activities	76,217,000	46,104,000
Financing activities	(23,596,000)	32,743,000
Operating Activities
We derive cash flows from operations primarily from the sale of our products and services. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses to support our business. We have historically experienced negative cash flows from operating activities as we have developed our technology, expanded our business and built our infrastructure, and this may continue in the future. As discussed above, we anticipate our available cash balance will not be sufficient for the next twelve months from the issuance of this report. We plan to raise additional capital to fulfill our operating and capital requirements for at least 12 months through equity or debt financings, however, we may not be able to secure such financing in a timely manner or on favorable terms, if it all. See Note 5 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of our recent debt financing. We anticipate that our cash used in operating activities will decrease over the next 12 to 24 months; however, we may observe fluctuations in the cash used in operating activities on a quarterly basis to sustain the expansion of our commercial offerings.
Net cash used in operating activities was $49.1 million during the six months ended June 30, 2024 as compared to $69.1 million during the same period in 2023. The decrease in cash used in operating activities of $20.0 million was primarily attributed to a decrease in our net loss in the current quarter and decrease in our working capital usage as a result of our cost savings initiatives announced in March 2024.
Investing Activities
Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure, as well as the acquisitions of Lineagen, BioDiscovery and Purigen to grow our business. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. During the six months ended June 30, 2024, cash provided by investing activities was $76.2 million, as compared to $46.1 million provided by investing activities during the same period in 2023. The increase in cash provided by investing activities of $30.1 million was primarily attributed to the maturity of $227.9 million in available for sale securities which was offset by a purchase of available for sale securities of $151.6 million during the six months ended June 30, 2024, compared to the maturity of $46.9 million in available for sale securities during the same period in 2023.
Financing Activities
Net cash used in financing activities was $23.6 million during the six months ended June 30, 2024 as compared to net cash provided by financing activities of $32.7 million during the same period in 2023, a decrease of $56.3 million. During the six months ended June 30, 2024, the Company made payments of $61.0 million towards the convertible notes payable which was offset by approximately $18.0 million in gross proceeds from the issuance of convertible debentures and $27.6 million in gross proceeds from executing sales under our at-the-market facility with Cowen and Company, LLC (“Cowen”) as compared to $33.5 million during the same period in 2023.
Capital Resources
As of June 30, 2024, we had approximately $10.4 million in cash and cash equivalents, short-term investments of $8.5 million, $11.4 million in restricted cash and working capital of $23.4 million. The amount we are required to hold as restricted cash is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures.
We have in place a Sales Agreement with Cowen (the “Cowen ATM”), as amended, pursuant to which we may offer and sell from time to time up to $200.0 million of shares from the date of the amendment going forward through or to Cowen, acting as sales agent or principal. During the six months ended June 30, 2024, we sold approximately 14.0 million shares of common stock under the Cowen ATM and received gross proceeds of approximately $17.6 million before deducting offering costs of $0.4 million.
Contingent Consideration
As part of the merger agreement related to the acquisition of Purigen, we agreed to pay two independent milestone payments up to an aggregate of $32.0 million.
The fair value of the Purigen milestones is reassessed on a quarterly basis using a probability weighted model and a Monte Carlo Simulation. We determined the fair value of the milestone consideration using a scenario-based technique, as the trigger for payment is event driven. At June 30, 2024, we determined the likelihood of the first milestone to be 0% and reduced the fair value of the contingent consideration accordingly. For the second milestone, we performed a Monte Carlo Simulation to determine the likelihood that the milestone will be achieved and was applied to the milestone consideration payment.
Based on these valuation assumptions, the fair value of the contingent consideration liabilities was determined to be $5.8 million as of June 30, 2024.
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
During the six months ended June 30, 2024, there have been no changes to our critical accounting policies and estimates as described in our Annual Report.
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
Interest Rate Risk
We had approximately $10.4 million in cash and cash equivalents, $8.5 million in short-term investments and $11.4 million in restricted cash as of June 30, 2024, which include highly liquid, investment grade debt securities. Such interest-bearing instruments are exposed to a certain degree of interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest primarily in short-term securities. The amount we are required to hold as restricted cash is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures.
Although we are seeing, and expect to continue to see, increased interest rates, due to our investment in highly liquid and high quality government and other debt securities as well as short-term securities, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods. Due to the short holding period of our investments and the nature of our investments, a hypothetical change of 100 basis points would have an immaterial impact on our investments.
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
Additionally, we have operations outside of the United States. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. As of June 30, 2024 and December 31, 2023, we had minimal assets and liabilities denominated in foreign currencies and expect similar levels of foreign currency denomination in the next 12 months. We believe a hypothetical 10% change in foreign exchange rates as of June 30, 2024 would not have a material impact on our business, financial condition, or results of operations.
Inflation
Geopolitical and macroeconomic events, including the conflict between Ukraine and Russia and related sanctions and the recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures have contributed to supply chain challenges, which we believe have resulted in inflation headwinds, particularly increased logistical costs and raw material prices. In prior periods, we experienced increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. However we do not believe that inflation has had a material effect on our business, financial condition or results of operations, other than its impact on the general economy, as our cost of revenue for the three and six months ended June 30, 2024 was not significantly impacted by the cost increases we experienced. While the effects of geopolitical and macroeconomic events, as well as other inflationary pressures, are highly uncertain, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods other than the general impacts on companies due to general economic and market conditions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.
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
As of June 30, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this assessment, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We have incurred recurring net losses since we were formed and expect to incur losses in the future. We cannot be certain that we will ever achieve or sustain profitability;
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
•The terms of the Debentures and the Debenture Purchase Agreement restrict our current and future operations. Upon an event of default under the Debentures, we may not be able to make any accelerated payments under the Debentures or our other permitted indebtedness;
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
•If the U.S. Food and Drug Administration, or FDA, ends enforcement discretion for Laboratory Developed Tests or determines that our RUO products are medical devices or if we seek to market our RUO products for clinical diagnostic or health screening use, we or our collaborators or customers will be required to obtain regulatory clearance(s) or approval(s), and we may be required to cease or limit sales of our then marketed products, which could materially and adversely affect our business, financial condition and results of operations. Any such regulatory process would be expensive, time-consuming and uncertain both in timing and in outcome;
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
•We depend on technology that is licensed to us by third parties. Any loss of our rights to these technologies could prevent us from selling our products;
•If we are unable to maintain our listing on the Nasdaq Capital Market or if we are unable to transfer our listing to another stock market our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected; and
•The price of our securities has been and may in the future be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment.

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
Risks related to our financial condition and need for additional capital
We have incurred recurring net losses since we were formed and expect to incur losses in the future. We cannot be certain that we will ever achieve or sustain profitability.
Since our inception, we have incurred recurring net losses and we expect that our losses will continue for the foreseeable future. We incurred net losses of $47.6 million and $76.0 million, and used cash in operations of $49.1 million and $69.1 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $628.9 million. We cannot predict if we will be profitable in the near future or at all. Our past acquisitions have increased our expenses and we expect that any future acquisitions of businesses, assets, products or technologies would further increase our expenses, which may result in additional losses. We also expect significant increases in our stock-based compensation expense in future periods, reflecting higher stock option valuations as a public company and the issuance of additional equity awards. In addition, we incur significant legal, accounting and other expenses as a result of being a public company, especially as we no longer qualify as an emerging growth company and are therefore required to comply with additional disclosure and compliance requirements. These factors, among others, will make it hard for us to achieve and sustain profitability. We may also incur significant losses in the future for a number of other reasons, many of which are beyond our control, including the level of market acceptance of our products, the introduction of competitive products and technologies, our future product development efforts, our market penetration and our margins, as well as the other risks described below.
Our recurring losses, negative cash flows and significant accumulated deficit have raised substantial doubt regarding our ability to continue as a going concern.
Since inception, we have experienced recurring operating losses and negative cash flows from operating activities, and have significant accumulated deficit. We expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. We believe that with receipt of the net proceeds in July 2024 from the July 2024 Offering and in May 2024 from the transaction pursuant to that certain securities purchase agreement dated May 24, 2024, between us and certain accredited investors and JGB Collateral LLC, as collateral agent for the investors (the “JGB Purchase Agreement”) and restructuring of redemption terms for our debt instruments, together with the Company’s existing cash and, cash equivalents and short-term investments, and after taking into account inaccessible “restricted cash” under the terms of the transaction under the JGB Purchase Agreement, based on the Company’s current business plans we will be able to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. See Note 5 and 6 (Debt and Stockholders’ Equity and Stock-Based Compensation) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a further discussion of our recent debt and equity financings. Our existing cash and cash equivalents and short-term investments, will not be sufficient for us to achieve cash-flow break even and we expect to need to seek additional capital based on favorable market conditions or strategic considerations alternatives in the future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. As a result, our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We will continue to seek to raise additional capital, but without additional financing we may not be able to continue as a going concern, we may have to reorganize or liquidate our business and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors may lose all or a part of their investment. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. The Board has established a strategy committee to work with the Company and outside advisors in evaluating our options and considering alternatives that we believe will maximize stakeholder value, including any of the following or a combination thereof: debt financing, equity investments, combinations with other companies, or the sale of all or part of the company. There can be no assurances that any transactions will be completed and if we are not able to raise sufficient additional capital to fund our future operations, we may potentially seek relief available under applicable insolvency laws. We do not intend to make further announcements regarding this process unless and until the Board approves a specific transaction or otherwise determines that further disclosure is appropriate.

We are an early commercial-stage company and have a limited commercial history, which may make it difficult to evaluate our current business and predict our future performance.
We are an early commercial-stage company and have a limited commercial history. Our limited commercial history may make it difficult to evaluate our current business and, especially when combined with the other risk factors listed in this section, makes predictions about our future success or viability subject to significant uncertainty. For example, in recent years we significantly grew our headcount through acquisitions of other businesses and, the expansion of our sales, marketing and research and development teams, and, more recently, have undertaken several rounds of reductions to our work force and the discontinuation of certain product offerings, all of which have resulted in significant fluctuations in our operating costs in a manner not historically reflected in our consolidated financial statements. Because our business model has evolved over time and may continue to evolve, this has impacted the composition and concentration of our revenues, and which may continue to change in the future. These changes in revenue and expenses, among others, may make it difficult to evaluate our current business, assess our future performance relative to prior performance and accurately predict our future performance. We have encountered in the past, and will continue to encounter in the future, risks and difficulties frequently experienced by early commercial-stage companies, including those associated with scaling up our infrastructure, increasing and decreasing the size of our organization, integrating acquired businesses and implementing cost savings initiatives. If we do not address these risks successfully, or if our assumptions regarding these risks and uncertainties are incorrect or change over time, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be materially and adversely affected.
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
•customer demand for our software solutions, including VIA software, and future software solutions developed through this platform;
•the position of our DNA isolation business in genome analysis space and customer demand for our Ionic Purification system;
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

•any cost saving and restructuring initiatives and our ability to successfully maintain our business operations and customer support at historic levels;
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
In addition, a significant portion of our operating expenses are relatively fixed in nature, including our existing and acquired leases, and planned expenditures are based in part on expectations regarding future revenue. Accordingly, unexpected revenue shortfalls could decrease our gross margins and cause significant changes in our operating results from quarter to quarter. If this occurs, the trading price of our securities could fall substantially. This variability and unpredictability caused by factors such as those described above and elsewhere in this section could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our securities could decline substantially. Such a stock price decline could occur even when we have met or exceeded any previously publicly stated guidance or expectations.
If we are unable to maintain adequate revenue growth or do not successfully manage such growth, our business and growth prospects will be harmed.
We may not achieve substantial growth rates in future periods. Investors should not rely on our operating results for any prior periods as an indication of our future operating performance. To effectively manage any future growth, we must continue to maintain and enhance our financial, accounting, manufacturing, customer support and sales administration systems, processes and controls, and to integrate such systems, processes and controls into our acquired businesses. Failure to effectively manage any future growth could lead us to over-invest or under-invest in development, operational and administrative infrastructure; result in weaknesses in our infrastructure, systems, or controls; give rise to operational mistakes, losses, loss of customers, productivity or business opportunities; and result in loss of employees and reduced productivity of remaining employees.
Any continued growth is likely to require significant capital expenditures and might divert financial resources from other projects such as the development or integration of new products, technologies and services. As additional products and technologies are commercialized, we may need to incorporate new equipment, implement new technology systems, or hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher product costs, declining product quality, deteriorating customer service, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our products and technologies, and could damage our reputation and the prospects for our business.
If our management is unable to effectively manage any growth, our expenses may increase more than expected, our revenue could decline or grow more slowly than expected and we may be unable to implement our business strategy. The quality of our products, technologies and services may suffer, which could negatively affect our reputation and harm our ability to retain and attract customers.
Our future capital needs are uncertain and we will require additional funding in the future to advance the commercialization of our OGM systems, Ionic Purification system, VIA software, and our other products, technologies and services, as well as continue our research and development efforts. If we fail to obtain sufficient additional funding, we will be forced to delay, reduce or eliminate significant portions of our commercialization and development efforts which could negatively impact our revenue opportunities.
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash in order to continue the commercialization of our products and technologies, fund our research and development programs, and execute potential strategic transactions. In connection with the preparation of our financial statements for the three and six months ended June 30, 2024, we had performed an analysis of our ability to continue as a going concern and based on our current business plan, we believed that our existing cash and cash equivalents and short-term investments would not be sufficient for the next twelve months from the issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report and, accordingly, there continued to be substantial doubt about our ability to continue as a going concern within 12 months of the issuance of such financial statements. Our ability to execute our operating plan depends on our ability to generate sales and obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. For example, we will need to raise substantial additional capital if we intend to:

•maintain and expand our sales and marketing efforts to further commercialize our products, technologies and services and address competitive developments;
•maintain and expand our research and development efforts to improve our existing products, technologies and services and develop and launch new products, technologies and services, particularly if any of our products, technologies and services are deemed by the FDA to be medical devices or otherwise subject to additional regulation by the FDA;
•pursue a regulatory path with the FDA, or a regulatory body outside the United States, to market our existing RUO products or new products utilized for diagnostic purposes;
•lease additional facilities or build-out existing facilities to grow our inventory and research and development;
•further expand our operations outside the United States;
•enter into collaboration arrangements, if any, or in-license products and technologies;
•acquire or invest in complementary businesses or assets;
•add operational, financial and management information systems; and
•cover increased costs incurred as a result of continued operation as a public company, including costs resulting from our no longer qualifying as an emerging growth company.
Our future funding requirements will be influenced by many factors, including:
•the cost of integrating our acquired businesses or of acquiring future businesses;
•market acceptance of our products, technologies and services, and the variability in costs to achieve such acceptance;
•the cost and timing of establishing additional sales, marketing and distribution capabilities;
•the cost of our research and development activities;
•our ability to satisfy any outstanding or future debt obligations ;
•high interest rates;
•supply chain disruptions;
•the success of our existing distribution and marketing arrangements and our ability to enter into additional arrangements in the future;
•the effects of geopolitical or macroeconomic developments, such as the ongoing military conflict between Russia and Ukraine, the Israel-Hamas war, related sanctions, recent and, potential future disruptions in access to bank deposits or lending commitments due to bank failures and global pandemics; and
•the effect of competing technological and market developments.
As of June 30, 2024, we had $10.4 million in cash and cash equivalents, $8.5 million in short-term investments, and $11.4 million in restricted cash.
We received net proceeds of approximately $9.3 million after deducting placement agent fees and offering expenses, from the issuance and sale of our securities in the July 2024 Offering. Based on our current business plans, we believe the net proceeds from such financings together with our existing cash and cash equivalents and short-term investments, and after taking into account inaccessible “restricted cash” under the terms of the JGB Purchase Agreement, will be sufficient to fund our operating expenses and capital expenditure requirements into at least the fourth quarter of 2024. Nevertheless, our existing cash and cash equivalents and short-term investments, will not be sufficient for us to achieve cash-flow break even and we expect to need to seek additional capital in the near future.
We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. The various ways we could raise additional capital carry potential risks. We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Any equity or debt securities we issue could provide for rights, preferences, or privileges senior to those of holders of our common stock. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. In addition, we may not be able to access a portion of our existing cash and cash equivalents and short-term investments or “restricted cash” in the account control agreement due to market conditions such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures.
Global economic conditions have been challenging, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of ongoing geopolitical or macroeconomic developments. If these conditions persist or worsen, we could experience an inability to access additional capital. If we do not have, or are not able to obtain, sufficient funds, we will have to delay, reduce or eliminate significant portions of our development and commercialization efforts related to our technologies and products and we may be unable to continue to expand our installed base of OGM systems, any of which could, among other things, negatively impact our revenue opportunities. We also may have to further reduce marketing, customer support or other resources devoted to our products or technologies or cease operations entirely. Any of these factors could have a material adverse effect on our financial condition, operating results and business. Any of the foregoing could significantly harm our business, prospects, financial condition and results of operation and could cause the price of our securities to decline. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to conduct our strategic operations.
You may experience future dilution as a result of future equity offerings.
In order to raise additional capital, we may in the future offer additional shares of our common stock, or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share in this offering. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by investors in this offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by investors in this offering.
Servicing the Debentures requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our obligations under the Debentures or our other permitted indebtedness.
Our ability to make scheduled payments of principal or default interest, if any, or to refinance the Debentures or our other permitted indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. As of June 30, 2024, we had aggregate principal amount outstanding under the Debentures of $20.0 million. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the Debentures or our other permitted indebtedness. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may only prepay the Debentures in full without the consent of the holders under certain circumstances, and our ability to refinance the Debentures or our other permitted indebtedness will also depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Debentures or our other indebtedness. As of June 30, 2024, there is substantial doubt about our ability to continue as a going concern and servicing the Debentures continues to impact our cash flow and liquidity.
The terms of the Debentures and the Debenture Purchase Agreement restrict our current and future operations. Upon an event of default under the Debentures, we may not be able to make any accelerated payments under the Notes or our other permitted indebtedness.
The Debentures and the Debenture Purchase Agreement contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest. In particular, the Debentures contain customary affirmative and negative covenants (including covenants that limit our ability to incur debt, make investments, transfer assets, engage in certain transactions with affiliates and merge with other companies, in each case, other than those permitted by the Debentures, and events of default, and the Debentures and the Debenture Purchase Agreement contains customary covenants (including covenants that limit our ability to issue additional securities during specified periods and enter into variable rate transactions). Furthermore, we will be required to maintain cash subject to account control agreements in favor of the purchaser in a minimum amount equal to the lesser of (i) $11.0 million and (ii) the then outstanding balance of the Debenture. Our ability to meet the financial tests under the Debentures can be affected by events beyond our control, and we may be unable to meet them.
A breach of the covenants or restrictions under the Debentures and the Debenture Purchase Agreement or under the agreements governing any of our other permitted indebtedness could result in an event of default under the applicable indebtedness. Such a default may allow holders of the Debentures, if any, or the holders or lenders of our other permitted indebtedness, as applicable, to accelerate the related indebtedness, which may result in the acceleration of other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, such lenders or holders could terminate commitments to lend money, if any. Furthermore, if we were unable to repay the Debentures or other permitted indebtedness then due and payable, secured lenders could proceed against the assets, if any, securing such indebtedness. In the event such lenders or holders accelerate the repayment of the Debentures, or our other permitted borrowings, we may not have sufficient assets to repay that indebtedness. A default would also likely significantly diminish the market price of our common stock. Furthermore, as a result of these restrictions, we may be limited in how we conduct and grow our business, be unable to compete effectively or be unable to take advantage of new business opportunities. These restrictions may affect our ability to grow in accordance with our strategy.
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
The Company performed an ownership change analysis pursuant to Section 382 of the Code and identified that ownership changes occurred on various dates that will limit the Company’s ability to utilize its net operating loss and R&D credit carryforwards. Based on the analysis, the Company’s deferred tax assets related to the tax attributes that will expire unused as a result of the ownership change limitations have been adjusted as of December 31, 2023 with related valuation allowance disclosed above. As a result of limitations arising from the prior ownership changes, $33.0 million of federal and $5.4 million of California net operating loss carry-forwards were removed from the inventory of deferred tax assets. In addition, $6.4 million of federal R&D tax credits were removed from the deferred tax assets as of December 31, 2023. Further, the Company’s deferred tax assets associated with such tax attributes could be significantly reduced upon a future ownership change within the meaning of Section 382 of the Code. In addition, at the state level, there may be periods during which the use of net operating losses and certain tax credits are suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 27, 2024, California Senate Bill 167 was enacted, which imposes limits for certain taxpayers on the usability of California state net operating losses and certain California state tax credits in tax years beginning on or after January 1, 2024, and before January 1, 2027.
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
In May 2023, October 2023 and March 2024, we undertook a cash savings initiative that included a reduction in force. These initiatives may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences and costs, such as increased difficulties in implementing our business strategy due to the loss of institutional knowledge and expertise, reduced strength of our sales force and marketing efforts, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while certain positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives, including restricting the strength of our sales force and marketing efforts, due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. Moreover, employee litigation related to the headcount reductions could be costly and prevent management from fully concentrating on the business. In addition, Bionano Laboratories’ phase out of the offering of certain testing services related to NDDs, including ASDs, and other disorders of childhood development could have a negative impact on our cash flow, financial conditions or results of operations. In 2023, these products generated approximately $7.0 million of our overall $36.1 million in revenues.
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
In March 2021, we entered into a Sales Agreement with Cowen which provides for the sale, in our sole discretion, of shares of our common stock having a maximum aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal, which we amended in March 2023 to decrease the maximum aggregate offering price to $200.0 million going forward. For the six months ended June 30, 2024, we sold approximately 14.0 million shares of common stock under the Cowen ATM for gross proceeds of approximately $17.6 million before deducting offering costs.
Further the exercise of the Registered Warrants issued in the October 2023 Offering (as amended in February 2024) will dilute the ownership interests of existing stockholders to the extent we deliver shares upon exercise of the Registered Warrants. In addition, the existence of the Debentures and Registered Warrants may encourage short selling by market participants because the conversion of the Debentures and exercise of the Registered Warrants could be used to satisfy short positions, or anticipated conversion of the Debentures or exercise of the Registered Warrants into shares of our common stock could depress the price of our common stock. In addition, we issued shares of our common stock in connection with our acquisitions of Lineagen and BioDiscovery. We also issued shares of our common stock in connection with the April 2024 Registered Direct Offering pursuant to which we agreed to issue and sell to certain institutional investors (i) an aggregate of 6.5 million shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 2.2 million shares of common stock and (iii) warrants to purchase up to 8.7 million shares of common stock. Additionally, we issued shares of our common stock in connection with the July 2024 Registered Direct Offering pursuant to which we agreed to issue and sell to certain institutional investors (i) an aggregate of 11.7 million shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 5.8 million shares of common stock and (iii) warrants to purchase up to 35.0 million shares of common stock.

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
In order to provide persons who have a responsibility for our management and/or growth with additional incentive, to increase their proprietary interest in our success, and to support and increase our ability to attract and retain individuals of exceptional talent, we maintain multiple equity incentive plans. As of June 30, 2024, we had outstanding equity awards underlying those plans accounting for 4.4 million underlying shares. The total number of shares of our common stock available for the grant of awards under these plans is 2.1 million, 0.01 million and 0.2 million for our 2018 Equity Incentive Plan, as amended, 2018 Employee Stock Purchase Plan and 2020 Inducement Plan, as amended, respectively, subject to adjustment, including pursuant to automatic “evergreen” increases in certain of our plans. We may also adopt one or more additional employee equity benefit plans in the future. The issuance of shares under an employee equity benefit plan may result in substantial dilution to the interests of other stockholders. Accordingly, the issuance of shares under current or future employee equity benefit plans will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.
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
•innovate and develop new technologies and applications, including software applications, and acquire or obtain rights to third-party technologies that may have valuable applications in the markets we serve;
•our ability to successfully market our Ionic Purification system;
•successfully commercialize new technologies in a timely manner, price them competitively and manufacture and deliver sufficient volumes of new products of appropriate quality on time; and
•customers’ willingness to adopt new technologies.
In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products and technologies that do not lead to significant revenue. For example, we completed the Purigen acquisition in November 2022 and have devoted and will need to continue to devote time and resources in order to further develop and integrate Purigen’s Ionic Purification system for our current and anticipated product offerings. We may be unsuccessful in achieving our desired results or in marketing such solutions to our future customers. Even if we successfully innovate and develop new products and technologies and product and technological enhancements, we may incur substantial costs in doing so, and our profitability may suffer.
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
The future sales of our products and technologies will depend in large part on our ability to effectively market and sell our products and technologies, successfully maintain and manage our sales force, and increase the scope of our marketing efforts. We may also enter into additional distribution arrangements in the future. Because we have limited experience in marketing and selling our products and technologies, our ability to forecast demand, the infrastructure required to support such demand and the sales cycle to customers is unproven. If we do not build an efficient and effective sales force, our business and operating results will be adversely affected.
We rely on a single contract manufacturer for our OGM systems and a single contract manufacturer for our chip consumables. If either of these manufacturers should fail or not perform satisfactorily, our ability to supply these products would be negatively and adversely affected.
We currently rely on a single contract manufacturer to manufacture and supply all of our OGM-based instruments and, our Ionic Purification instruments. In addition, we rely on a single contract manufacturer based in the United States to manufacture and supply all of our chip consumables. Since our contracts with these manufacturers do not commit them to supply quantities beyond the amounts included in our purchase orders, and do not commit them to carry inventory or make available any particular quantities, these contract manufacturers may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. If either of these manufacturers were to be unable to supply instruments or chip consumables, our business would be harmed.
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
We currently perform all research and development activities and OGM services at a single laboratory facility in San Diego, California. All of our molecular diagnostics services are reported through a single facility in San Diego, California.
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
We may grow our business internationally, and to do so we must attract additional distributors and retain existing distributors to maximize the commercial opportunity for our products. There is no guarantee that we will be successful in attracting or retaining desirable sales and distribution partners or that we will be able to enter into such arrangements on favorable terms. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations or may choose to favor marketing the products of our competitors. If current or future distributors do not perform adequately, or we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize long-term international revenue growth. In addition, if our distributors fail to comply with applicable laws and ethical standards, including anti-bribery laws, this could damage our reputation and could have a significant adverse effect on our business and our revenues.
We expect to generate a substantial portion of our revenue internationally in the future and can become further subject to various risks relating to our international activities, which could adversely affect our business, operating results and financial condition.
During the six months ended June 30, 2024 and 2023, approximately 59% and 60%, respectively, of our revenue was generated from customers located outside of the United States. We believe that a substantial percentage of our future revenue will continue to come from international sources as we maintain our existing overseas operations and aim to develop opportunities in additional areas. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:
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
Historically, most of our revenue has been denominated in U.S. dollars. For sales made to customers outside of the United States, we sell our products and services in local currency. If our international operations grow, our results of operations and cash flows will be subject to increasing fluctuations due to changes in foreign currency exchange rates, which could harm our business. For example, if the value of the U.S. dollar increases relative to foreign currencies, in the absence of a corresponding change in local currency prices, our revenue could be adversely affected as we convert revenue from local currencies to U.S. dollars. If we dedicate significant resources to our international operations and are unable to manage these risks effectively, our business, operating results and financial condition will suffer.
If we are unable to recruit, train, retain, motivate and integrate key personnel, we may not achieve our goals.
Our future success depends on our ability to recruit, train, retain, motivate and integrate key personnel, including our senior management team, as well as our research and development, manufacturing and sales and marketing personnel. Competition for qualified personnel is intense. Our growth depends, in particular, on attracting and retaining highly-trained sales personnel with the necessary scientific background and ability to understand our systems at a technical level to effectively identify and sell to potential new customers. Additionally, our growth depends on attracting and retaining highly-skilled personnel with the necessary technical and scientific background needed to develop new products and technologies. Because of the complex and technical nature of our products and technologies and the dynamic market in which we compete, any failure to attract, train, retain, motivate and integrate qualified personnel could materially harm our operating results and growth prospects. In response to competition, rising inflation rates and labor shortages, we may need to adjust employee cash compensation, which would affect our operating costs and our margins, or equity compensation, which would affect our outstanding share count, causing dilution to existing shareholders and possibly souring investor sentiment, which could in turn make it difficult to achieve our goals.
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
If our information technology systems or data or those of third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of our business, we and the third parties with whom we work collect, store, use, protect, secure, generate, transfer, dispose of, transmit, disclose, and otherwise process sensitive, proprietary, and confidential information, including intellectual property, trade secrets, financial information, and personal data (including protected health information) (collectively, “Sensitive Data”). As a result, we and the third parties with whom we work face a variety of evolving threats including but not limited to ransomware attacks, which could cause security incidents.
Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Data and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are becoming increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), “hacktivists,” sophisticated nation-states, and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including as a result of the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and the military conflict between Israel and Gaza, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (such as through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products and services, loss of Sensitive Data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.

In addition, our reliance on third parties to operate critical business systems to process Sensitive Data could introduce new cybersecurity risks and vulnerabilities and other threats to our business operations. We rely on third parties in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions and, as a result, we and the third parties with whom we work face a variety of evolving threats, including but not limited to ransomware attacks, which could cause security incidents. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. We share or receive Sensitive Data with or from third parties. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our software) or the third-party information technology systems that support us and our services.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats could cause a security incident or other interruption. that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our Sensitive Data or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products, software and services. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, or industry-standard or reasonable security measures to protect our information technology systems and Sensitive Data.
Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identify theft protection services. Such disclosures and related actions can be costly, and the disclosures or the failure to comply with such applicable requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; divergent of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our software or services, deter new customers from using our software or services, and negatively impact our ability to grow and operate our business.
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
In the past few years, numerous U.S. states – including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA allows for fines for noncompliance (up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages). While these laws exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties with whom we work. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.
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
Our data privacy and security obligations are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources) and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties on with whom we work. If we or the third parties on with whom we work fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to, loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We have developed a global patent portfolio that includes more than 150 issued patents across approximately 39 patent families that are either owned or exclusively licensed. The owned and licensed patent families contain issued patents and pending applications that relate to devices, systems, and methods for macromolecular analysis, isolation and purification of molecules, genetic testing, computer software systems and reflect our active and ongoing research programs. We also were the assignee of more than 50 pending patent applications in and outside the United States. If we fail to protect and/or maintain our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, and/or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
Our stock price has been and may continue to be volatile. The daily closing market price for our common stock has varied significantly in the last 12 months, ranging between a high price of $5.89 on August 3, 2023 and a low price of $0.55 on July 5, 2024 and July 8, 2024 (as adjusted for the reverse stock split effectuated on August 3, 2023). During this time, the price per share of common stock has ranged from an intra-day low of $0.52 per share to an intra-day high of $6.00 per share (as adjusted for the reverse stock split effectuated on August 3, 2023).
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time. The market price of our common stock may be influenced by many factors, including but not limited to:
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
•our cost savings initiatives announced in May 2023, October 2023 and March 2024; and
•other events or factors, many of which are beyond our control.
As a result, you may not be able to sell your shares of our common stock at or above the price at which you purchased them. In addition, the stock market in general, and the market for life science technology companies in particular (including companies in the diagnostic, genomic and biotechnology related sectors), have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our securities, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. Because of the volatility of our stock price, we may become the target of securities litigation in the future. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.
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
Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Capital Market (“Nasdaq”) or if we are unable to transfer our listing to another stock market. In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a requirement to maintain a minimum bid price of our common stock of $1.00 per share pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).
On multiple occasions in the past, we have failed to comply with the per share minimum required for continued listing on Nasdaq. For example, on May 30, 2023. we received a letter (the “First Notice”) from Nasdaq advising us that for 30 consecutive trading days preceding the date of the First Notice, the bid price of our common stock had closed below the Minimum Bid Price Requirement.
While we implemented a reverse stock split, effective August 4, 2023 that temporarily enabled us to satisfy the Minimum Bid Price Requirement, on July 11, 2024, we received another letter (the “Second Notice”) from Nasdaq advising us that for 30 consecutive trading days preceding the date of the Second Notice, the bid price of our common stock had closed below the Minimum Bid Price Requirement. The Second Notice has no effect on the listing of our common stock at this time, and our common stock continues to trade on Nasdaq under the symbol “BNGO.”
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
Even if we undertake efforts to implement another reverse stock split to attempt to regain compliance with the Minimum Bid Price Requirement we cannot assure you that such a reverse stock split will allow us to successfully regain compliance with the Minimum Bid Price Requirement, or that such an event leading to notice from Nasdaq staff will not happen again and, if it does, that we will be able to regain compliance. Accordingly, there can be no guarantee that we will be able to maintain our Nasdaq listing. If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in our securities at all. Moreover, any such delisting could trigger a default or event of default under certain agreements that we have in place with third parties. Delisting could also cause a loss of confidence of our customers, collaborators, vendors, suppliers and employees, which could harm our business and future prospects.
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
In addition, as of the date of this Quarterly Report, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of an aggregate of 7.6 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. We also intend to file future registration statements on Form S-8 under the Securities Act registering the issuance of additional shares of common stock, including because the number of shares that may be issued under certain employee equity benefit plans automatically increase as a result of the operation of certain “evergreen” provisions in our equity plans. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 in the case of our affiliates. Further in connection with the Private Placement completed in October 2023, we filed a Form S-3 to enable the purchasers to resell the shares underlying the Private Placement Notes and the Private Placement Warrants (as defined in Note 5 (Debt) to our unaudited condensed consolidated financial statements). Following the redemptions in February and May 2024, the High Trail Private Placement Notes and the High Trail Registered Notes have been canceled. However, the purchaser retains the Private Placement Warrants to purchase up to 6.8 million shares of our common stock. Further, in connection with the April 2024 Registered Direct Offering, we issued and sold, among other things, warrants to purchase approximately 8.7 million shares of our common stock; and in connection with the July 2024 Registered Direct Offering, we issued and sold, among other things, warrants to purchase approximately 35.0 million shares of our common stock following stockholder approval.
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
Although our common stock is listed on The Nasdaq Capital Market, there is a risk that an active trading market for our shares may not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares. Any inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
All unregistered sales of equity securities during the quarter ended June 30, 2024 have been previously reported.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2024, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

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

4.14^#	Form of Senior Secured Convertible Debenture Due May 24, 2026 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2024)
10.1^+	Securities purchase agreement dated as of April 4, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2024).
10.2^
Letter Agreement between the Company and the Purchaser named therein, dated February 27, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 28, 2024).

10.3^#
Securities Purchase Agreement, dated May 24, 2024, by and among the Company and the Buyers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2024)

10.4^#
Security Agreement, dated as of May 24, 2024, by and among the Company, BioDiscovery, LLC, Lineagen, Inc., Purigen Biosystems, Inc., and JGB Collateral LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2024)

10.5
Subsidiary Guaranty, dated as of May 24, 2024, by BioDiscovery LLC, Lineagen, Inc., Purigen Biosystems, Inc. in favor the Investors (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2024)

10.6
Registration Rights Agreement, dated May 24, 2024, by and between the Company and the Investors (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2024)

10.7
Letter Agreement Re: Agreement to Redeem Senior Secured Convertible Notes due 2025, dated May 23, 2024, by and between the Company and High Trail Special Situations LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2024)

10.8^+	Master Services Agreement by and between the Registrant and Skorpios Technologies, Inc. (f/k/a Novati Technologies, Inc. and f/k/a SVTC Technologies, LLC), dated March 2, 2009, as amended.
10.9^+	Manufacturing Services Agreement by and between the Registrant and Paramit Corporation, dated February 18, 2015
10.10^+	License Agreement by and between Princeton University and the Registrant, dated January 7, 2004.
10.11+	First Amendment to the License Agreement by and between Princeton University and the Registrant, dated December 17, 2004.
10.12+	Second Amendment to the License Agreement by and between Princeton University and the Registrant, dated February 25, 2010.
10.13+	Fourth Amendment to the License Agreement by and between Princeton University and the Registrant, dated February 9, 2012.
10.14^+	License Agreement by and between the Registrant and Q Biotechnology CV dated May 1, 2014.
10.15+	Amendment to Non-Exclusive Patent License Agreement by and between the Registrant and Q Biotechnology CV dated May 1, 2014.
10.16^+	License Agreement by and between the Registrant and New York University dated November 4, 2013.
10.17^+	Option and Sublicense Agreement by and between the Registrant and Pacific Biosciences of California, Inc. dated February 2, 2016.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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
#    Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the Exhibits to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIONANO GENOMICS, INC.

Dated: August 7, 2024	By: /s/ R. Erik Holmlin, Ph.D.
R. Erik Holmlin, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2024	By: /s/ Gülsen Kama
Gülsen Kama
Chief Financial Officer (Principal Financial and Accounting Officer)