Form 10-Q
period 2024-09-30
Bionano Genomics, Inc.
filed 2024-11-14
CIK 1411690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of November 6, 2024, the registrant had 101,993,225 shares of Common Stock ($0.0001 par value) outstanding.

BIONANO GENOMICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIONANO GENOMICS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$8,794,000	$17,948,000
Investments	3,160,000	48,823,000
Accounts receivable, net	5,316,000	9,319,000
Inventory	14,323,000	22,892,000
Prepaid expenses and other current assets	4,387,000	6,019,000
Restricted investments	11,000,000	35,117,000
Total current assets	46,980,000	140,118,000
Restricted cash, net of current portion	400,000	400,000
Property and equipment, net	19,995,000	23,345,000
Operating lease right-of-use assets	2,833,000	5,633,000
Finance lease right-of-use assets	3,351,000	3,503,000
Intangible assets, net	11,045,000	33,974,000
Other long-term assets	2,758,000	7,431,000
Total assets	$87,362,000	$214,404,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	8,700,000	10,384,000
Accrued expenses	5,883,000	8,089,000
Contract liabilities	1,195,000	783,000
Operating lease liability	1,956,000	2,163,000
Finance lease liability	263,000	272,000
Purchase option liability (at fair value)	—	8,534,000
Convertible debentures and High Trail notes payable (at fair value)	14,953,000	69,803,000
Total current liabilities	32,950,000	100,028,000
Operating lease liability, net of current portion	1,730,000	3,590,000
Finance lease liability, net of current portion	3,551,000	3,585,000
Contingent consideration	—	10,890,000
Long-term contract liabilities	263,000	154,000
Total liabilities	$38,494,000	$118,247,000
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized at September 30, 2024 and December 31, 2023; 88,468,000 and 45,752,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	9,000	5,000
Additional paid-in capital	720,425,000	677,337,000
Accumulated deficit	(673,100,000)	(581,208,000)
Accumulated other comprehensive income	1,534,000	23,000
Total stockholders’ equity	$48,868,000	$96,157,000
Total liabilities and stockholders’ equity	$87,362,000	$214,404,000
See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Product revenue	$6,021,000	$6,456,000	$19,359,000	$18,512,000
Service and other revenue	52,000	2,862,000	3,254,000	6,883,000
Total revenue	6,073,000	9,318,000	22,613,000	25,395,000
Cost of revenue:
Cost of product revenue	14,251,000	5,105,000	23,858,000	13,714,000
Cost of service and other revenue	268,000	1,464,000	1,792,000	4,553,000
Total cost of revenue	14,519,000	6,569,000	25,650,000	18,267,000
Operating expenses:
Research and development	4,717,000	13,785,000	21,329,000	42,331,000
Selling, general and administrative	9,464,000	24,896,000	40,109,000	77,809,000
Goodwill impairment	—	77,280,000	—	77,280,000
Intangible assets and other long-lived assets impairment	19,504,000	—	19,951,000	—
Restructuring costs	1,770,000	—	7,616,000	—
Total operating expenses	35,455,000	115,961,000	89,005,000	197,420,000
Loss from operations	(43,901,000)	(113,212,000)	(92,042,000)	(190,292,000)
Other income (expense):
Interest income	376,000	730,000	1,876,000	2,122,000
Other income (expense)	(697,000)	(45,000)	(1,694,000)	(334,000)
Total other income (expense)	(321,000)	685,000	182,000	1,788,000
Loss before income taxes	(44,222,000)	(112,527,000)	(91,860,000)	(188,504,000)
Provision for income taxes	(24,000)	(39,000)	(32,000)	(98,000)
Net loss	$(44,246,000)	$(112,566,000)	$(91,892,000)	$(188,602,000)
Net loss per share, basic and diluted	$(0.52)	$(3.22)	$(1.34)	$(5.85)
Weighted-average common shares outstanding basic and diluted	85,870,000	35,001,000	68,748,000	32,246,000
See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss:	$(44,246,000)	$(112,566,000)	$(91,892,000)	$(188,602,000)
Other comprehensive income (loss):
Unrealized gain on investment securities	10,000	227,000	12,000	1,014,000
Change in fair value attributable to instrument-specific credit risk	1,503,000	—	1,503,000	—
Foreign currency translation adjustments	24,000	(10,000)	(4,000)	17,000
Other comprehensive income	$1,537,000	$217,000	$1,511,000	$1,031,000
Total comprehensive loss	$(42,709,000)	$(112,349,000)	$(90,381,000)	$(187,571,000)
See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2023	29,718,000	$3,000	$599,234,000	$(348,715,000)	$(1,124,000)	$249,398,000
Stock option exercises	4,000	—	23,000	—	—	23,000
Stock-based compensation expense	—	—	3,882,000	—	—	3,882,000
Issue common stock, net of issuance costs	950,000	—	14,848,000	—	—	14,848,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	7,000	—	—	—	—	—
Net loss	—	—	—	(37,124,000)	—	(37,124,000)
Other comprehensive income	—	—	—	—	459,000	459,000
Balance at March 31, 2023	30,679,000	$3,000	$617,987,000	$(385,839,000)	$(665,000)	$231,486,000
Stock option exercises	—	—	1,000	—	—	1,000
Stock-based compensation expense	—	—	3,932,000	—	—	3,932,000
Issue common stock, net of issuance costs	2,552,000	—	17,802,000	—	—	17,802,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	(6,000)	—	—	—	—	—
Issue stock for employee stock purchase plan	15,000	—	92,000	—	—	92,000
Net loss	—	—	—	(38,912,000)	—	(38,912,000)
Other comprehensive income	—	—	—	—	355,000	355,000
Balance at June 30, 2023	33,240,000	$3,000	$639,814,000	$(424,751,000)	$(310,000)	$214,756,000
Stock-based compensation expense	—	—	3,992,000	—	—	3,992,000
Issue common stock, net of issuance costs	2,109,000	—	12,661,000	—	—	12,661,000
Issue stock for warrant exercises	—	—	—	—	—	—
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	—	—	(61,000)	—	—	(61,000)
Net loss	—	—	—	(112,566,000)	—	(112,566,000)
Other comprehensive income	—	—	—	—	217,000	217,000
Balance at September 30, 2023	35,349,000	$3,000	$656,406,000	$(537,317,000)	$(93,000)	$118,999,000

Balance at January 1, 2024	45,752,000	$5,000	$677,337,000	$(581,208,000)	$23,000	$96,157,000
Stock-based compensation expense	—	—	3,015,000	—	—	3,015,000
Issue common stock, net of issuance costs	11,787,000	1,000	15,059,000	—	—	15,060,000
Net loss	—	—		(31,422,000)	—	(31,422,000)
Other comprehensive income (loss)	—	—			(39,000)	(39,000)
Balance at March 31, 2024	57,539,000	$6,000	$695,411,000	$(612,630,000)	$(16,000)	$82,771,000
Stock-based compensation expense	—	—	2,583,000	—	—	2,583,000
Issue common stock, net of issuance costs	11,025,000	1,000	11,181,000	—	—	11,182,000

Issue stock for warrant exercises	2,197,000	—	2,000	—	—	2,000
Issue stock for employee stock purchase plan	15,000	—	10,000	—	—	10,000
Net loss	—	—	—	(16,224,000)	—	(16,224,000)
Other comprehensive income	—	—	—	—	13,000	13,000
Balance at June 30, 2024	70,776,000	$7,000	$709,187,000	$(628,854,000)	$(3,000)	$80,337,000
Stock option exercises	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,202,000	—	—	2,202,000
Issue common stock, net of issuance costs	11,865,000	1,000	9,034,000	—	—	9,035,000
Issue stock for warrant exercises	5,813,000	1,000	2,000	—	—	3,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	14,000	—	—	—	—	—
Net loss	—	—	—	(44,246,000)	—	(44,246,000)
Other comprehensive income	—	—	—	—	1,537,000	1,537,000
Balance at September 30, 2024	88,468,000	$9,000	$720,425,000	$(673,100,000)	$1,534,000	$48,868,000
See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(91,892,000)	$(188,602,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	11,624,000	10,112,000
Goodwill impairment	—	77,280,000
Inventory write-offs	7,231,000	—
Amortization of financing lease right-of-use asset	153,000	153,000
Accretion of interest on securities	(1,176,000)	(309,000)
Non-cash lease expense	(2,000)	38,000
Gain on lease modification	(73,000)	—
Net realized loss on investments	18,000	23,000
Stock-based compensation	7,800,000	11,806,000
Change in fair value of contingent consideration	(10,890,000)	2,528,000
Change in fair value of convertible debentures, convertible notes payable and option liability	(6,988,000)	—
Loss on issuance of convertible debentures	1,890,000	—
Gain on High Trail extinguishment	(3,965,000)	—
Impairment of internal-use software	1,293,000	—
Loss on intangible assets and other long-lived assets impairment	17,850,000	—
Loss on ROU asset impairment	808,000	—
Loss on property and equipment disposal	1,404,000	—
Cost of leased equipment sold to customer	361,000	88,000
Changes in operating assets and liabilities:
Accounts receivable	4,006,000	(1,646,000)
Inventory	(3,521,000)	(3,819,000)
Prepaid expenses and other current assets	339,000	1,376,000
Other assets	4,677,000	(7,798,000)
Accounts payable	(1,679,000)	2,401,000
Accrued expenses and contract liabilities	(1,686,000)	967,000
Net cash used in operating activities	(62,418,000)	(95,402,000)
Investing Activities:
Purigen acquisition, return of purchase consideration from escrow	—	96,000
Purchases of property and equipment	(103,000)	(946,000)
Purchase of available for sale securities	(214,323,000)	(4,485,000)
Sale and maturity of available for sale securities	285,268,000	84,866,000
Net cash provided by investing activities	70,842,000	79,531,000
Financing activities:
Principal payments on financing lease liability	(43,000)	(34,000)
Proceeds from sale of common stock and warrants	37,712,000	46,411,000
Offering expenses on sale of common stock and warrants	(2,438,000)	(1,161,000)
Proceeds from sale of common stock under employee stock purchase plan	10,000	92,000
Proceeds from warrant and option exercises	4,000	23,000
Proceeds from issuance of convertible debentures	18,000,000	—
Payments on High Trail Notes	(61,001,000)	—
Payments on convertible debentures	(3,000,000)	—
Debt issuance costs on sale of convertible debentures	(1,444,000)	—

Payments of retirement fees for redemption of High Trail Notes	(5,375,000)	—
Net cash (used in)/provided by financing activities	(17,575,000)	45,331,000
Effect of exchange rates on cash, cash equivalents and restricted cash	(3,000)	17,000
Net decrease in cash, cash equivalents and restricted cash	(9,154,000)	29,477,000
Cash, cash equivalents and restricted cash at beginning of period	18,348,000	5,491,000
Cash, cash equivalents and restricted cash at end of period	$9,194,000	$34,968,000
Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts reported on the unaudited condensed consolidated statements of cash flows
Cash and cash equivalents	8,794,000	34,568,000
Restricted cash	400,000	400,000
Total cash, cash equivalents and restricted cash at end of period	$9,194,000	$34,968,000
Supplemental cash flow disclosures:
Cash paid for interest	$10,136,000	$221,000
Cash paid for operating lease liabilities	$2,126,000	$1,938,000
Supplemental disclosure of non-cash investing and financing activities:
Transfer of instruments and servers from inventory to property and equipment, net	$5,023,000	$7,112,000
Property and equipment included in accounts payable	$—	$434,000
See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Basis of Presentation
Description of Business
Bionano Genomics, Inc. (collectively, with its consolidated subsidiaries, the “Company”) is a provider of genome analysis solutions that can enable researchers and clinicians to reveal answers to challenging questions in biology and medicine. The Company offers optical genome mapping (“OGM”) solutions for applications across basic, translational and clinical research, and for other applications including bioprocessing. The Company offers a platform-agnostic software solution, which integrates next-generation sequencing, microarray and OGM data designed to provide analysis, visualization, interpretation and reporting of copy number variants, single-nucleotide variants and absence of heterozygosity across the genome in one consolidated view. The Company also offers nucleic acid extraction and purification solutions using proprietary isotachophoresis (“ITP”) technology. Through its Bionano Laboratories, (“Bionano Laboratories”) business, the Company also provides OGM-based diagnostic testing services.
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
Liquidity and Going Concern
The Company has experienced recurring net losses from operations, negative cash flows from operating activities, and accumulated deficit since its inception and expects to continue to incur net losses into the foreseeable future. As of September 30, 2024, the Company had approximately $8.8 million in cash and cash equivalents, $3.2 million in short-term investments and $11.4 million in restricted cash and investments. The amount we are required to hold as restricted cash or investments is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures (as defined in Note 5 (Debt) below).
As of September 30, 2024 the Company had $17.0 million of principal outstanding under the Debentures (see Note 5 (Debt)) and an accumulated deficit of $673.1 million. During the nine months ended September 30, 2024, the Company used $62.4 million of cash in operations.
Management expects operating losses and negative cash flows to continue for at least the next year as the Company continues to incur costs related to product development and commercialization efforts. Management has prepared cash flows forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the unaudited condensed consolidated financial statements for the nine months ended September 30, 2024, are issued. Management’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management’s plans to raise additional capital to fulfill its operating and capital requirements for at least 12 months include public or private equity or debt financings. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all, and if the Company is unable to raise sufficient additional capital in the very near term, it may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the United States Bankruptcy Code.
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
Significant Accounting Policies
During the three and nine months ended September 30, 2024, there were no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Restructuring
The Company’s restructuring expense consists primarily of actions taken in May and October 2023 (the “2023 Workforce Reductions”) and March and September 2024 (the “2024 Workforce Reductions”) in order to reduce costs and improve operations and manufacturing efficiency. Severance-related costs were accounted for as a one-time termination benefit communicated by period end without an additional service component, so the charge represents the total amount expected to be incurred. As a result of reducing facility costs and discretionary spending unrelated to headcount and combined with the cost savings from the 2023 Workforce Reductions and 2024 Workforce Reductions, such plans are intended to decrease expenses and maintain a streamlined organization to support its business.
In connection with the Company’s restructuring initiatives, the Company entered into a lease termination agreement on February 28, 2024 with the landlord for the facility in Salt Lake City that resulted in a one-time termination fee of approximately $0.2 million in the third quarter of 2024. The Company continued to lease the property through June 2024. The Company accounted for the lease amendment as a lease modification and recorded a gain of $0.1 million during the three months ended March 31, 2024.
On March 1, 2024, and September 4, 2024, the Company’s board of directors approved restructuring plans, including reductions in force, that it expects to reduce the Company’s annualized operating expenses. The 2024 Workforce Reductions were incremental to the 2023 Workforce Reductions. As part of the 2024 Workforce Reductions, the Company reduced its overall headcount by approximately 120 and 83 employees in March and September, respectively. The Company has substantially completed the reduction in force from the 2024 Workforce Reductions as of October 4, 2024. In addition, as of September 30, 2024, Bionano Laboratories has phased out the offering of certain testing services related to neurodevelopmental disorders, including autism spectrum disorders, and other disorders of childhood development. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reduction in force. See Note 7 (Commitments and Contingencies) for additional information.
Impairment of In-Process Internal-Use Software
In-process internal-use software or cloud computing arrangements are reviewed for impairment if indicators of potential impairment exist. In September 2024, Bionano announced a change in its business strategy to focus on driving utilization and adoption of OGM from the Company’s existing installed base, with less emphasis on new placements of the Company’s OGM systems, which resulted in a change in the manner in which the Company’s in-process internally developed software would be used; therefore, it became probable that the software would not be placed into service. The Company fully impaired the project, and recorded a loss of $1.3 million included in intangible assets and other long-lived assets impairments on the unaudited condensed consolidated statement of operations during the three and nine months ended September 30, 2024. No impairment loss to the Company’s internal-use software was recorded during the same period in 2023. The Company’s in-process internal-use software was recorded in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
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
During the three months ended March 31, 2024, the Company experienced a triggering event as a result of the restructuring initiatives announced in March 2024 that required an evaluation of its non-OGM Bionano Laboratories asset group for impairment. The Company performed a recoverability test and concluded that the non-OGM Bionano Laboratories long-lived assets were not recoverable; therefore, the Company measured the impairment loss and fully impaired the intangible assets acquired through the acquisition of Lineagen, consisting of its trade name and customer relationship intangible assets. The Company recognized an impairment loss of $0.4 million during the three months ended March 31, 2024.
During the three months ended September 30, 2024, the Company experienced a triggering event and identified indicators of impairment in all of its asset groups as a result of the restructuring initiatives and change in business strategy announced in September 2024. The Company assessed the recoverability of each asset group and concluded the legacy OGM Bionano and Purigen asset groups were not recoverable. Therefore, the Company was required to perform an impairment analysis to determine the fair value of the legacy OGM Bionano and Purigen asset groups as further described below.
The Company evaluated the fair value of the finite-lived assets of the legacy OGM Bionano asset group. The Company evaluated the fair value of the reagent rental instruments based on expected sales price and recorded an impairment loss of $2.6 million. The estimates and assumptions used in the assessment of the reagent rental instrument impairments represent Level 2 measurements because they are supported by quoted prices for similar assets in markets where trading occurs. The impairment loss associated with these reagent rental instruments was recorded to cost of product revenue in the Company’s unaudited condensed consolidated statement of operations. Underperforming assets that were subject to impairment are included in the install base.
The Company evaluated the fair value of the finite-lived intangible assets of the Purigen asset group, consisting of the Purigen trade name, customer relationships and developed technology, as well as the operating lease right-of-use asset and related office equipment and leasehold improvements. To estimate the fair value of the intangible assets, the Company utilized the discounted cash flow method to estimate the fair value of the asset group. The Company identified that no projected after-tax cash flows would be generated from the Purigen intangible assets and that the cost to maintain and sell the Purigen products exceeded the expected revenue to be generated from the asset group. The carrying value of the Purigen intangible assets therefore exceeded its fair value and the Company recorded an impairment loss of $17.3 million for the intangible assets. The Company estimated the fair value of the right-of-use asset and related office equipment and leasehold improvements for the Pleasanton, California facility and recorded an impairment loss of $0.8 million. The fair value of the right-of-use asset and related office equipment and leasehold improvements was estimated using the discounted future cash flow methods, which includes estimates and assumptions for future sublease rental rates that reflect current sublease market conditions as well as discount rates. The Company also recorded $0.1 million of leasehold improvements and office equipment impairments related to the Pleasanton, California facility. The estimates and assumptions used in the assessment of intangible assets, right-of-use assets and related office equipment and leasehold improvement impairments represent Level 3 measurements because they are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value. The impairment losses were recognized in intangible assets and other long-lived assets impairment in the unaudited condensed consolidated statement of operations.
No impairment losses were recorded during the three or nine months ended September 30, 2023.
Inventories
The Company reviews its inventories for classification purposes. The value of inventories not expected to be realized in cash, sold or consumed during the next 12 months are classified as non-current within other long-term assets. As of September 30, 2024, $2.0 million of inventories were included in other long-term assets.
During the three months ended September 30, 2024, the Company recorded a $7.2 million write-off of its Saphyr instrument spare parts and other obsolete inventory as a result of the Company’s restructuring initiatives and change in business strategy announced in September 2024.
Loss on disposal of property and equipment
Loss on disposal of property and equipment includes the net book value of assets that have been abandoned or retired and consists primarily of our leasehold improvements, furniture, equipment and fixtures that were abandoned and disposed of in the normal course of business. We recorded a loss on disposal of property and equipment of $1.4 million as of September 30, 2024.
Change in depreciable lives of property and equipment
The Company reviews the estimated useful life of its fixed assets on an ongoing basis. This review indicated that the actual lives of the Company’s Saphyr and Stratys instruments were longer than the estimated useful lives used for depreciation purposes in the Company’s unaudited condensed consolidated financial statements. As a result, effective January 1, 2024, the Company changed its estimates of the useful lives of the Company’s Saphyr and Stratys instruments to better reflect the estimated period during which these assets will remain in service. The estimated useful lives of the Company’s Saphyr and Stratys instruments were increased from 5 to 7 years. The effect of this change in estimate reduced depreciation expense by $0.5 million for the fiscal year 2024.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure about specific expense categories in the notes to financial statements. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this accounting standard update on the Company’s consolidated financial statements and related disclosures.
In November 2023, the FASB issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. Two primary enhancements related to this ASU include disaggregating existing income tax disclosures relating to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on the Company’s consolidated financial statements and related disclosures.
2. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. The Pre-Funded Warrants (as defined below) issued in the April 2024 Registered Direct Offering and the July 2024 Registered Direct Offering (each as defined below) were exercised in full and included in the weighted-average number of common shares outstanding (See Note 6 (Stockholder’s Equity and Stock-Based Compensation) for further information). Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common share equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities which include outstanding common warrants to purchase common stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), and outstanding stock options under the Company’s equity incentive plans have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding because all potentially dilutive securities were anti-dilutive.
Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	September 30, 2024	September 30, 2023
Stock options	3,782,000	3,527,000
Warrants	65,456,000	40,000
Convertible debentures into common stock	8,500,000	—
RSUs	413,000	266,000
PSUs	29,000	29,000
Total	78,180,000	3,862,000

3. Revenue Recognition
Revenue by Source

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Instruments	$1,419,000	$2,338,000	$5,293,000	$6,684,000
Consumables	3,333,000	2,476,000	9,366,000	7,664,000
Software	1,269,000	1,642,000	4,700,000	4,164,000
Total product revenue	6,021,000	6,456,000	19,359,000	18,512,000
Service and other	52,000	2,862,000	3,254,000	6,883,000
Total revenue	$6,073,000	$9,318,000	$22,613,000	$25,395,000
Revenue by Geographic Location

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	$	%	$	%	$	%	$	%
Americas	$2,537,000	42%	$5,346,000	57%	$10,613,000	47%	$13,103,000	52%
EMEA	2,764,000	46%	2,686,000	29%	9,521,000	42%	8,426,000	33%
Asia Pacific	772,000	13%	1,286,000	14%	2,479,000	11%	3,866,000	15%
Total	$6,073,000	100%	$9,318,000	100%	$22,613,000	100%	$25,395,000	100%
The table above provides revenue from contracts with customers by source and geographic region (based on the customer’s billing address) on a disaggregated basis. Americas consists of North America and South America. EMEA consists of Europe, the Middle East, and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, India and Australia.
For the three months ended September 30, 2024 and 2023, the United States represented 32.3% and 51.2% of total revenue, respectively. For the nine months ended September 30, 2024 and 2023, the United States represented 38.3% and 44.2% of total revenue, respectively. For the nine months ended September 30, 2023, China represented 10.3% of total revenue. No other countries represented greater than 10% of total revenue during the three and nine months ended September 30, 2024 and 2023.
Remaining Performance Obligations
As of September 30, 2024, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $1.5 million. These remaining performance obligations primarily relate to extended warranty, support and maintenance obligations, as well as obligations related to software under hosting arrangements. The Company expects to recognize approximately 38.3% of this amount as revenue during the remainder of 2024, 48.0% in 2025, and 13.7% in 2026 and thereafter. Warranty revenue is included in service and other revenue.
The Company recognized revenue of approximately $0.6 million and $0.2 million during the three months ended September 30, 2024 and 2023, respectively, which was included in the contract liability balance at the end of the year preceding each period, and revenue of approximately $1.3 million and $1.3 million during the nine months ended September 30, 2024 and 2023, respectively, which was included in the contract liability balance at the end of the year preceding each period.

4. Balance Sheet Account Details
Accounts Receivable and Allowance for Credit Losses

	September 30, 2024	December 31, 2023	December 31, 2022
Accounts receivable, net:
Accounts receivable, trade	$5,520,000	$9,802,000	$7,315,000
Allowance for credit losses	(204,000)	(483,000)	(293,000)
	$5,316,000	$9,319,000	$7,022,000
Changes to the allowance for credit losses during the nine months ended September 30, 2024 and 2023 were as follows:

Allowance for Credit Losses
Balance as of January 1, 2023	$(293,000)
Provision for expected credit loss	(98,000)
Write-offs	37,000
Balance as of September 30, 2023	$(354,000)

Balance as of January 1, 2024	$(483,000)
Provision for expected credit loss	(9,000)
Write-offs	288,000
Balance as of September 30, 2024	$(204,000)
The Company’s analysis included an assessment of our aged trade receivables balances and their underlying credit risk characteristics. Our evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.

Inventory
The components of inventories are as follows:

	September 30, 2024	December 31, 2023
Inventory:
Raw materials	$3,601,000	$7,567,000
Work in process	3,583,000	9,790,000
Finished goods	9,097,000	10,245,000
	$16,281,000	$27,602,000
Inventories current	$14,323,000	$22,892,000
Inventories non-current (included in other long-term assets)	$1,958,000	$4,710,000
Intangible Assets
Intangible assets that are subject to amortization consisted of the following for the periods presented:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$1,000,000	$(592,000)	$408,000	$2,630,000	$(1,078,000)	$1,552,000
Customer relationships	3,000,000	(1,775,000)	1,225,000	4,150,000	(2,002,000)	2,148,000
Developed technology	22,800,000	(13,490,000)	9,310,000	41,600,000	(11,428,000)	30,172,000
Intangibles, net	$26,800,000	$(15,857,000)	$10,943,000	$48,380,000	$(14,508,000)	$33,872,000
Intangible assets not subject to amortization totaled $0.1 million at September 30, 2024 and December 31, 2023, and related to the Company’s domain name. See Note 1 (Organization and Basis of Presentation) for further discussion on the impairment charges impacting the Company’s intangible assets in the period.
Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2024	December 31, 2023
Compensation expenses*	$4,007,000	$5,030,000
Customer deposits	17,000	17,000
Taxes payable	1,008,000	1,099,000
Insurance	16,000	512,000
Professional fees and royalties	496,000	387,000
Warranty liabilities	254,000	391,000
Accrued clinical study fees	10,000	138,000
Other	75,000	515,000
Total	$5,883,000	$8,089,000
*Compensation expenses include restructuring costs of $1.0 million as of September 30, 2024. Refer to Note 7 (Commitments and Contingencies).

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
Debentures
The Debentures have an aggregate face value of $20.0 million and were issued with an original issue discount of $2.0 million. The Debentures mature on May 24, 2026, and have an interest rate of 11% per annum payable monthly on the last business day of each calendar month. As of September 30, 2024, the Company has paid the Holders $0.8 million in interest, which is included in the change in fair value within other income (expense), net.
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
On July 24, 2024, the Holders of the Debentures requested that the Company redeem up to $1.0 million per calendar month of its Debentures. The table below shows the amount of potential redemptions each year until the maturity of the Debentures. As of September 30, 2024, the Company has paid the Holders $3.0 million in principal redemptions.

2024	$3,000,000
2025	12,000,000
2026	2,000,000
Total	$17,000,000
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
Under the Debentures, the Company must at all times maintain a cash or restricted investments balance equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures, in a blocked account. In addition, for as long as any portion of the Debentures remain outstanding, the Company is generally restricted from: incurring indebtedness; granting or suffering liens on any of its property or assets; amending its organizational documents; repurchasing any of its securities; paying dividends; selling, disposing, licensing or leasing its assets other than in the ordinary course; and other customary restrictive covenants. The Debentures also set forth certain customary events of default after which the Debentures may be declared immediately due and payable, including certain types of bankruptcy or insolvency events of default involving the Company and its subsidiaries, and in the event of a change of control or fundamental transaction as defined in the Debentures.
As of September 30, 2024 the Company had $17.0 million of principal outstanding under the Debentures reported at fair value of $15.0 million (refer to Note 8 (Investments and Fair Value Measurements), for fair value measurements and additional discussion) and activity broken out as follows:

Debentures
Principal balance, January 1, 2024	$—
Issuance of convertible debentures	20,000,000
Less:
Conversions	—
Redemption payments of principal	(3,000,000)
Debentures principal balance, September 30, 2024	$17,000,000
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
As of September 30, 2024, the Company had no principal outstanding under the High Trail Note (refer to Note 8 (Investments and Fair Value Measurements), for fair value measurements and additional discussion) and activity broken out as follows:

Principal balance, January 1, 2024	$61,000,000
Less:
Conversions	—
Partial redemption of principal	18,000,000
Redemption payment of principal	43,000,000
Total	$—
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
Other Income (Expense), Net
The following is a summary of the charges included within other income (expense), net on the unaudited condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Debt issuance costs on sale of convertible debenture	$—	$—	$(1,444,000)	$—
Other interest expense	(68,000)	(71,000)	(262,000)	(221,000)
Changes in estimated fair value, interest and redemption payments on High Trail Notes and convertible debentures	(630,000)	—	(1,485,000)	—
Other expense	1,000	26,000	(578,000)	(113,000)
Gain on High Trail extinguishment	—	—	3,965,000	—
Loss on issuance of convertible debentures	—	—	(1,890,000)	—
Total other income (expense)	$(697,000)	$(45,000)	$(1,694,000)	$(334,000)

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
Cowen At-the-Market Facility
On March 23, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) which provides for the sale, in the Company’s sole discretion, of shares of common stock having an aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal, which was amended on March 9, 2023 to decrease the maximum aggregate offering price to $200.0 million for sales made on and after the date of the amendment (the “Cowen ATM”). The Company agreed to pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. During the nine months ended September 30, 2024, the Company sold approximately 14.2 million shares of common stock under the Cowen ATM at an average share price of $1.25 per share, and received gross proceeds of approximately $17.7 million before deducting offering costs of $0.4 million.
In October 2024, the Company sold approximately 3.6 million shares of common stock under the Cowen ATM at an average share price of $0.34 per share, and received gross proceeds of approximately $1.2 million before deducting offering costs of approximately $31,000.
Stock Warrants
A summary of the Company’s warrant activity during the nine months ended September 30, 2024 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	21,696,000	$4.38	4.78	$—
Granted	51,770,000	0.56	—	—
Exercised	(8,010,000)	—	—	—
Canceled	—	—	—	—
Outstanding at September 30, 2024	65,456,000	$1.89	1.94	$—
Stock Options
A summary of the Company’s stock option activity during the nine months ended September 30, 2024 was as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	3,268,000	$24.79	7.80	$3,000
Granted	1,904,000	0.92	—
Exercised	—	—	—	—
Canceled	(1,390,000)	17.12	—
Outstanding and expected to vest at September 30, 2024	3,782,000	$15.59	7.66	$—
Vested and exercisable at September 30, 2024	1,729,000	$25.72	6.42	$—
For the three months ended September 30, 2024, the weighted-average grant date fair value of stock options granted was $0.44 per share. For the nine months ended September 30, 2024, the weighted-average grant date fair value of stock options granted was $0.67 per share.

Stock-Based Compensation
The Company recognized stock-based compensation expense for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of product revenue	$82,000	$139,000	$244,000	$395,000
Cost of service and other revenue	—	48,000	94,000	136,000
Research and development	445,000	1,249,000	1,730,000	$3,907,000
General and administrative	1,675,000	2,556,000	5,732,000	7,368,000
Total stock-based compensation expense	$2,202,000	$3,992,000	$7,800,000	$11,806,000
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants during the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	3.8%	4.3%	4.3%	4.0%
Expected volatility	85.7%	78.9%	86.2%	75.2%
Expected term (in years)	6.1	6.1	5.7	5.9
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Restricted Stock Units and Performance Stock Units
The following table summarizes RSU activity during the nine months ended September 30, 2024:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2024	239,000	$16.30
Granted	407,000	0.93
Released	(69,000)	12.28
Forfeited	(164,000)	6.15
Outstanding at September 30, 2024	413,000	$4.44
The total fair value of the RSUs that vested during the nine months ended September 30, 2024 was $0.8 million, determined as of the date of vesting. The weighted average remaining contractual term for the RSUs is 3.3 years as of September 30, 2024.
The following table summarizes PSU activity during the nine months ended September 30, 2024:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2024	29,000	$47.40
Granted	—	—
Released	—	—
Forfeited	—	—
Outstanding at September 30, 2024	29,000	$47.40
During the year ended December 31, 2023, the Company reassessed the implicit service period on its performance-based stock units relative to specified revenue targets and determined that the performance conditions were met from an accounting perspective, but subject to certain certifications and approval from the Compensation Committee; therefore, the remaining expense was accelerated as of December 31, 2023. As a result of the accelerated vesting terms, the weighted average remaining contractual term for the PSUs is 0 years as of September 30, 2024.
Registered Direct Offerings
On April 4, 2024, the Company entered into a securities purchase agreement (the “April 2024 Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (the “April 2024 Registered Direct Offering”): (i) an aggregate of approximately 6.5 million shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to an aggregate of approximately 2.2 million shares of common stock (the “April Pre-Funded Warrants”), and (iii) warrants to purchase up to approximately 8.7 million shares of common stock (the “April Purchase Warrants”). The combined purchase price of each share of common stock and accompanying April Purchase Warrant is $1.15 per share. The combined purchase price of each April Pre-Funded Warrant and accompanying April Purchase Warrant is $1.14 (equal to the combined purchase price per share of common stock and accompanying April Purchase Warrant, minus $0.001). The gross proceeds to the Company from the April 2024 Registered Direct Offering was $10.0 million. The Company received net proceeds of $9.3 million after deducting placement agent fees and other offering expenses of $0.7 million payable by the Company.
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
On July 4, 2024, the Company entered into a securities purchase agreement (the “July 2024 Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue and sell, (i) in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (the “July 2024 Registered Direct Offering”): (a) an aggregate of 11.7 million shares of the Company’s common stock, and (b) pre-funded warrants to purchase up to an aggregate of approximately 5.8 million shares of common stock (the “July Pre-Funded Warrants”), and (ii) in a concurrent private placement (the “Private Placement” and together with the July 2024 Registered Direct Offering, the “July 2024 Offering”), Series A warrants to purchase up to an aggregate of approximately 17.5 million shares of common stock (the “Series A Warrants”) and Series B warrants to purchase up to an aggregate of approximately 17.5 million shares of common stock (the “Series B Warrants”, and together with the Series A Warrants, the “July Purchase Warrants”). Each share of common stock and each July Pre-Funded Warrant sold pursuant to the July 2024 Purchase Agreement will be accompanied by one Series A Warrant and one Series B Warrant. The combined purchase price of each share of common stock and accompanying July Purchase Warrants is $0.571 per share. The combined purchase price of each July Pre-Funded Warrant and accompanying July Purchase Warrants is $0.571 (equal to the combined purchase price per share of common stock and accompanying July Purchase Warrants, minus $0.001). The gross proceeds to the Company from the July 2024 Offering was approximately $10.0 million (excluding up to $20.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the July Purchase Warrants issued in the Private Placement which is contingent upon the July Stockholder Approval described below), before deducting placement agent fees and other offering expenses payable by the Company. The Company received net proceeds of $9.3 million after deducting placement agent fees and other offering expenses of $0.7 million payable by the Company.
Each July Purchase Warrant is exercisable for one share of common stock at an exercise price of $0.571 per share beginning on the effective date of stockholder approval of the issuance of the shares of common stock upon exercise of the July Purchase Warrants (the “July Stockholder Approval”). The Series A Warrants will expire on the earlier of (i) the 24-month anniversary of the July Stockholder Approval and (ii) 60 days following the later of (a) the date of the public announcement of the occurrence of a medical administrative contractor (including, without limitation, Molecular Diagnostic Services), issuing a final local coverage determination for optical genome mapping for hematological malignancies and (b) the date of the July Stockholder Approval. The Series B Warrants will expire on the earlier of (i) the five-year anniversary of the July Stockholder Approval and (ii) six months following the later of (a) the date of the public announcement of the occurrence of the Company receiving clearance from the U.S. Food and Drug Administration for an optical genome mapping system for any indication and (b) the date of the July Stockholder Approval. Each July Pre-Funded Warrant is exercisable for one share of common stock at an exercise price of $0.001 per share. The July Pre-Funded Warrants were immediately exercisable and were exercised in full as of September 30, 2024.
The Company adjourned its reconvened Special Meeting of Stockholders originally held on October 2, 2024 and subsequently adjourned to October 30, 2024 (the “Special Meeting”) because a quorum was not present at the time of the reconvened meeting. The Special Meeting will reconvene on November 27, 2024 to seek stockholder approval for the issuance of the shares of common stock upon exercise of the July Purchase Warrants.

On October 30, 2024, the Company entered into a securities purchase agreement (the “October 2024 Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (the “October 2024 Offering”): (i) an aggregate of approximately 9.9 million shares (the “Shares”) of the Company’s common stock, (ii) Series C warrants to purchase up to an aggregate of approximately 9.9 million shares of the Company’s common stock (the “Series C Warrants”) and (iii) Series D warrants to purchase up to an aggregate of approximately 9.9 million shares of the Company’s common stock (the “Series D Warrants”, and together with the Series C Warrants, the (“October Purchase Warrants”). Each share of common stock sold pursuant to the October 2024 Purchase Agreement will be accompanied by one Series C Warrant to purchase one share of common stock and one Series D Warrant to purchase one share of common stock. The Shares and the October Purchase Warrants are immediately separable and will be issued separately. The combined purchase price of each Share and accompanying October Purchase Warrants is $0.304 per share. The gross proceeds to the Company from the October 2024 Offering were approximately $3.0 million (excluding up to approximately $6.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the October Purchase Warrants, which is contingent upon the October Stockholder Approval described below), before deducting placement agent fees and other offering expenses payable by the Company.
Each October Purchase Warrant is exercisable for one share of common stock at an exercise price of $0.304 per share beginning on the effective date of stockholder approval of the issuance of the shares of common stock upon exercise of the October Purchase Warrants (the “October Stockholder Approval”). The Series C Warrants will expire on the five-year anniversary of the October Stockholder Approval. The Series D Warrants will expire on the 18-month anniversary of the October Stockholder Approval.
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
The future minimum payments under non-cancellable operating and finance leases as of September 30, 2024, are as follows:

	Operating Leases	Finance Lease
Remainder of 2024	$628,000	$83,000
2025	2,608,000	338,000
2026	545,000	346,000
2027	254,000	356,000
2028	—	365,000
Thereafter	—	5,230,000
Total future lease payments	4,035,000	6,718,000
Less: imputed interest	(349,000)	(2,904,000)
Total lease liabilities	$3,686,000	$3,814,000

Restructuring
The 2024 Workforce Reductions described in Note 1 (Organization and Basis of Presentation) resulted in total restructuring charges of approximately $5.6 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California Worked Adjustment and Retraining Notification (WARN) Act.
The following is a summary of restructuring charges associated with the reduction in force for the three and nine months ended September 30, 2024 including severance and other exit related costs:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Severance	$1,050,000	$5,475,000
Lease related expenses	—	374,000
Other	720,000	1,767,000
Total restructuring charges including in operating expenses	$1,770,000	$7,616,000
COGS restructuring	$139,000	$157,000
Total restructuring charges	$1,909,000	$7,773,000

The following restructuring liability activity was recorded in connection with the reductions in force for the nine months ended September 30, 2024 included within accrued expenses on the unaudited condensed consolidated financial statements:

Accrued restructuring as of January 1, 2024	$83,000
Restructuring charges incurred during the period	7,773,000
Cash payments	(6,828,000)
Accrued restructuring as of September 30, 2024	$1,028,000
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
U.S. treasuries	3,160,000	—	3,160,000	—
Total investments:	$3,160,000	$—	$3,160,000	$—
Money market funds classified as cash equivalents	$6,430,000	$6,430,000	$—	$—
U.S. treasuries classified as restricted investments	11,000,000	—	11,000,000	—
Total restricted investments:	$11,000,000	$—	$11,000,000	$—
Liabilities:
Convertible notes payable	$14,953,000	$—	$—	$14,953,000

	December 31, 2023
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Corporate notes/bonds	14,360,000	—	14,360,000	—
U.S. treasuries	34,463,000		34,463,000
Total investments:	$48,823,000	$—	$48,823,000	$—
Money market funds classified as cash equivalents	$9,752,000	$9,752,000	$—	$—
Commercial paper classified as restricted investments	5,432,000	—	5,432,000	—
U.S. treasuries classified as restricted investments	29,685,000	—	29,685,000	—
Total restricted investments:	$35,117,000	$—	$35,117,000	$—
Liabilities:
Contingent consideration	$10,890,000	$—	$—	$10,890,000
Convertible notes payable	$69,803,000	$—	$—	$69,803,000
Purchase option liability	$8,534,000	$—	$—	$8,534,000
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
Contingent consideration liabilities related to the Purigen acquisition are related to the achievement of two independent milestones with aggregate possible milestone payments totaling $32.0 million. As of September 30, 2024, the Company concluded that the probability of achievement of the two independent milestones was 0% which resulted in a reduction in the contingent consideration liability to zero. The fair value of the Purigen contingent consideration as of December 31, 2023 was $10.9 million.
The fair value of the Purigen milestones were reassessed on a quarterly basis using a probability weighted model and a Monte Carlo Simulation. Assumptions used to estimate the fair value of the milestones using a probability weighted model include the probability of achieving independent milestones, anticipated payment date and a discount rate of 13.2% as of December 31, 2023. The Company determined the likelihood of each milestone payment which is then applied to the individual payments over the five-year milestone terms. The probability factors as of December 31, 2023 ranged from 9% to 49%.

For the second milestone, a Monte Carlo Simulation was performed to determine the likelihood that the milestone will be achieved to determine the milestone consideration payment. Assumptions include the projected units, revenue discount rates of 7% and discount rates of 13.2% as of December 31, 2023.
JGB Convertible debentures payable, High Trail convertible notes payable and purchase option liability
As of September 30, 2024, the fair value of the JGB convertible debentures maturing in 2026, which were issued on May 24, 2024, was estimated using a scenario-based analysis using a 66.7% probability attributed to a going concern scenario and 33.3% attributed to a dissolution scenario. For the going concern scenario, the fair value was estimated using a lattice model, consistent with previous periods. The key input assumptions utilized in the going concern scenario are summarized in the table below:

	September 30, 2024	December 31, 2023
Expected volatility	100.00%	80.20%
Risk-free interest rate	3.81%	4.92%
Term to maturity (years)	1.41	0.80
Debt discount rate	19.80%	17.11%
Equity discount rate	3.81%	4.92%

The September 30, 2024 assumptions in the table above reflect the JGB convertible debentures payable . For December 31, 2023, the table reflects a weighted average of assumptions based on the fair value of the convertible notes payable from the High Trail Agreement (refer to Note 5 (Debt)).
The volatility is based on an analysis of the Company and its peers’ historical stock price, the risk-free rate is based on US treasury yields, the equity discount rate is based on term-specific US treasury yields, and the debt discount rate is based on the Company’s credit rating.
In the dissolution scenario, the fair value of the JGB convertible debentures was estimated based on an expected recovery rate of 75% considering certain restricted cash allocable to principal redemption repayments. The key input assumptions utilized in the dissolution scenario are summarized in the table below:

September 30, 2024
Risk-free interest rate	4.33%
Expected term to repayment (years)	0.50
Dissolution discount rate	21.19%
The risk-free rate is based on US treasury yields; the expected term to repayment is based on management’s best estimate calculated by reducing the outstanding principal balance of the debentures as of September 30, 2024 from the $11.0 million in restricted cash and investments; and the dissolution discount rate is based on an analysis of comparable yields for debt instruments with similar credit ratings.
In connection with the High Trail Notes, the purchaser was granted an option (the “Purchase Option”) which expired on the maturity date of the High Trail Notes to purchase up to an additional $25.0 million aggregate principal amount of private placement notes (the “Subsequently Purchased Notes”) and warrants (refer to Note 5 (Debt)). The estimated fair value of the Purchase Option as of the valuation date was assessed as the difference in the aggregate indicated value of the Subsequently Purchased Notes and the consideration to be paid upon exercising the option which was estimated to be $8.5 million at December 31, 2023. The outstanding amount of the High Trail Notes was redeemed on May 24, 2024, and the Purchase Option rights no longer exist.
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

Changes in estimated fair value of contingent consideration liability, convertible debentures payable, convertible notes payable and option liability in the nine months ended September 30, 2024 are as follows:

	Contingent Consideration Liability (Level 3 Measurement)	Convertible Debentures Payable (Level 3 Measurement)	Convertible Notes Payable (Level 3 Measurement)	Option Liability (Level 3 Measurement)
Balance as of January 1, 2024	$10,890,000	$—	$69,803,000	$8,534,000
Issuance of convertible debentures payable, convertible notes payable and option	—	19,890,000	—	—
Change in estimated fair value, recorded in selling, general and administrative expenses	(10,890,000)	—	—	—
Change in estimated fair value, recorded in other income (expense), net	—	(434,000)	(4,524,000)	(3,474,000)
Change in fair value attributable to instrument-specific credit risk recorded in other comprehensive income (loss)	—	(1,503,000)	—	—
Cash payments	—	—	(61,000,000)	—
Cash payments on redemptions	—	(3,000,000)	(5,374,000)
(Gain)/loss on extinguishment of High Trail	—	—	1,095,000	(5,060,000)
Balance as of September 30, 2024	$—	$14,953,000	$—	$—
We evaluated the change in fair value attributable to instrument-specific credit risk as the excess of the total change in fair value over the change in fair value attributable to changes in the valuation model described above and determined that the total change in fair value of $1.5 million for the three months ended September 30, 2024 was attributable to instrument-specific credit risk which is recorded in other comprehensive income (loss).
Changes in estimated fair value of contingent consideration liability in the nine months ended September 30, 2023 is as follows:

Contingent Consideration Liability (Level 3 Measurement)
Balance as of January 1, 2023	$22,352,000
Change in estimated fair value, recorded in selling, general and administrative expenses	2,528,000
Balance as of September 30, 2023	$24,880,000

Available for Sale Investments
The Company invests its excess cash in U.S. Treasury and agency securities, corporate debt securities, and commercial paper, which are classified as available-for-sale investments. These investments are carried at fair value and are included in the tables below. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. At each reporting date, the Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company evaluates, among others, whether the Company has the intention to sell any of these investments and whether it is not more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Based on this evaluation, as of September 30, 2024 and December 31, 2023, the Company determined that unrealized losses of the below securities were primarily attributable to changes in interest rates and non-credit related factors. As such, no allowances for credit losses were recorded during these periods.
As of September 30, 2024 and December 31, 2023, the Company held 2 and 15 securities, respectively, which have been in an unrealized loss position for a period of less than 12 months. As of September 30, 2024 and December 31, 2023, the Company held 0 and 2 securities, respectively, which have been in an unrealized loss position for a period of greater than 12 months.

Realized gains and losses are calculated using the specific identification method and recorded in other income (expense) in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.
During the nine months ended September 30, 2024, the Company sold 18 of its available for sale securities and received proceeds of $33.3 million. During the nine months ended September 30, 2024, the Company recognized an immaterial loss in other income relating to the maturity of its securities. Amounts are reclassified out of accumulated other comprehensive income into earnings using the specific identification method.
Interest receivable as of September 30, 2024 was immaterial and as of December 31, 2023 was $0.3 million. Interest receivable is recorded as a component of prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
As of September 30, 2024, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities presented within investments:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
U.S. treasuries	Less than 1	3,160,000	—	—	3,160,000
Total maturity less than 1 year		$3,160,000	$—	$—	$3,160,000
As of September 30, 2024, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities presented within restricted investments:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
U.S. treasuries	Less than 1	10,998,000	2,000	—	11,000,000
Total maturity less than 1 year		$10,998,000	$2,000	$—	$11,000,000

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
As of December 31, 2023, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities presented within restricted investments:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$5,435,000	$—	$(3,000)	$5,432,000
U.S. treasuries	Less than 1	29,682,000	5,000	(2,000)	29,685,000
Total maturity less than 1 year		$35,117,000	$5,000	$(5,000)	$35,117,000
As of September 30, 2024, the following table summarizes available-for-sale securities in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasuries	3,160,000	—	—	—	3,160,000	—
Total	$3,160,000	$—	$—	$—	$3,160,000	$—
As of September 30, 2024, the available-for-sale securities listed as restricted investments in an unrealized loss position was zero.
As of December 31, 2023, the following table summarizes available-for-sale securities in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Corporate Notes/Bonds	$2,362,000	$(5,000)	$10,001,000	$(4,000)	$12,363,000	$(9,000)
Total	$2,362,000	$(5,000)	$10,001,000	$(4,000)	$12,363,000	$(9,000)
As of December 31, 2023, the following table summarizes available-for-sale securities listed as restricted investments in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$5,432,000	$(3,000)	$—	$—	$5,432,000	$(3,000)
U.S. treasuries	11,789,000	(2,000)	—	—	11,789,000	(2,000)
Total	$17,221,000	$(5,000)	$—	$—	$17,221,000	$(5,000)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024 (“Quarterly Report”) and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023, (“Annual Report”), filed with the Securities and Exchange Commission, (“SEC”), on March 5, 2024. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Bionano Genomics, Inc. and its subsidiaries or, as the context may require, Bionano Genomics, Inc. only.
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
•Grew our installed base to 368 as of September 30, 2024, an increase of approximately 22% from a total installed base of 301 as of September 30, 2023. Installed base represents the global number of OGM instruments installed at end-customer locations and therefore having the technology to process OGM.
•Sold 7,835 flowcells in the three-month period ended September 30, 2024, an increase of approximately 27% from 6,176 flowcells sold in the same quarter of 2023. Sold 22,249 flowcells in the nine-month period ended September 30, 2024, an increase of approximately 20% from 18,464 flowcells sold in the same period of 2023.The OGM cartridge is the consumable that packages nanochannel arrays for DNA linearization. In its current form, the OGM cartridge can comprise - one, two or three flowcells per cartridge. Flowcells sold refers to the units of genome mapping consumables used for analyzing one genome, purchased by customers to process samples for optical genome mapping.
Macroeconomic and Geopolitical Developments
We are subject to additional risks and uncertainties as a result of adverse geopolitical and macroeconomic developments, such as recent and potential future bank failures, the ongoing conflict between Ukraine and Russia and in the Middle East, related sanctions, and any effects of global pandemics and uncertain market conditions, including inflation and supply chain disruptions, which could continue to have a material impact on our business and financial results. For example, we are anticipating a potential protracted slowdown in our Asia Pacific business due to funding headwinds in the region, which are negatively impacting these manufacturing partners who are reliant on government funding, and are awaiting approval from the NMPA.
We closely monitor and comply with various applicable guidelines and legal requirements in the jurisdictions in which we operate. In the past, we have experienced supply chain challenges, attributable to such adverse geopolitical and macroeconomic developments including increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. During the nine months ended September 30, 2024, we did not experience material increases in our supply chain costs, but we may experience such increases in future fiscal periods. We expect our costs to remain high for the foreseeable future. As global economic conditions recover, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. For instance, product demand may be reduced due to an economic recession, a decrease in corporate capital expenditures, prolonged unemployment, high inflation rates, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic developments, or any similar negative economic condition. These negative effects could have a material impact on our operations, business, earnings, and liquidity.
Recent Developments
In March 2024 and September 2024, we announced restructuring plans that aim to reduce annualized operating expenses by approximately $35.0 to $40.0 million starting in the second half of 2024, and by an additional $25.0 million to $30.0 million beginning in the fourth quarter of 2024, respectively. As part of the plans, we reduced our overall headcount by approximately 120 and 83 employees, respectively. The Company has substantially completed the reductions in force as of September 30, 2024. In addition, as of September 30, 2024, we have phased out the offering by Bionano Laboratories of certain testing services related to neurodevelopmental disorders, including autism spectrum disorders and other disorders of childhood development. These measures were incremental to the cost saving initiatives previously announced in May 2023 and October 2023. See Note 7 (Commitments and Contingencies) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
As part of the plans we have also made a change in our business strategy and refocused our efforts on the current installed base of OGM systems with less emphasis on new placements of OGM systems and more emphasis on ensuring customers are able to maximize their utilization of the OGM systems.
Financial Overview
Revenue
We generate product revenue from sales of our OGM and Ionic® Purification systems and consumables, which includes our instruments, and our VIA™ software. At the end of July 2023 we began installations of VIA software as a replacement to NxClinical software. Like NxClinical, VIA has a simple integrated workflow for visualization, interpretation and reporting of NGS and microarray data. VIA additionally incorporates OGM data to that workflow creating a standard software tool for use across molecular pathology and cytogenomics applications. We currently sell our systems for research use only applications and our customers are primarily laboratories associated with academic and governmental research institutions, academic and commercial clinical laboratories, as well as pharmaceutical, biotechnology and contract research companies. In addition, we provide instruments to certain customers at no cost under our reagent rental program, and the customers agree to purchase minimum quantities of consumables. Consumable revenue consists of sales of reagents and chips necessary to process a sample. Sales of our VIA software, which provides customers with solutions for analysis, interpretation and reporting of genomic data, are made on a subscription basis. We generate service revenue from the sale of diagnostic testing services through Bionano Laboratories, as well as services performed related to customer sample evaluations using an OGM system. Other revenue consists of warranty and other service-based revenue, including support, repair and maintenance services. We anticipate that our change in business strategy to focus on driving utilization and adoption of OGM from our existing installed base, with less emphasis on new placements of our OGM systems would slow the pace of our revenue growth when compared to historical growth rates. We expect service and other revenue to continue to decrease over the remainder of 2024 as a result of phasing out Bionano Laboratories offerings.

The following table presents our revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product revenue	$6,021,000	$6,456,000	$19,359,000	$18,512,000
Service and other revenue	52,000	2,862,000	3,254,000	6,883,000
Total	$6,073,000	$9,318,000	$22,613,000	$25,395,000

The following table reflects total revenue by geography and as a percentage of total revenue, based on the billing address of our customers. Americas consists of North America and South America. EMEA consists of Europe, the Middle East, and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, India and Australia.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	$	%	$	%	$	%	$	%
Americas	$2,537,000	42%	$5,346,000	57%	$10,613,000	47%	$13,103,000	52%
EMEA	2,764,000	46%	2,686,000	29%	9,521,000	42%	8,426,000	33%
Asia Pacific	772,000	13%	1,286,000	14%	2,479,000	11%	3,866,000	15%
Total	$6,073,000	100%	$9,318,000	100%	$22,613,000	100%	$25,395,000	100%
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
Research and Development Expenses
Research and development expenses consist of salaries and other personnel costs, stock-based compensation, research supplies, third-party development costs for new products, materials for prototypes, equipment depreciation, and allocated overhead costs that include facility and other overhead costs. We have made substantial investments in research and development since our inception. Our research and development efforts have focused primarily on the tasks required to support development and commercialization of existing products. We believe that our continued investment in research and development is essential to our long-term competitive position.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries and other personnel costs, amortization expense related to acquired intangibles, and stock-based compensation for our sales and marketing, finance, legal, human resources and general management, as well as professional services, such as legal and accounting services.
Results of Operations
We have incurred losses in each year since our inception. Our net loss was $44.2 million and $91.9 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, we had an accumulated deficit of $673.1 million.
While we have implemented restructuring plans in March and September 2024, we expect to continue to incur significant expenses and operating losses as we:
•continue our sales and marketing efforts to maintain sales of our existing products;
•continue research and development efforts to improve our existing products;
•enter into collaboration arrangements, if any;
•maintain operational, financial and management information systems; and
•incur increased costs as a result of operating as a public company.

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
We will continue to seek to raise additional capital, but without sufficient additional financing in the very near term we will not be able to continue as a going concern. If we are unable to continue as a going concern, we may have to reorganize or liquidate our business and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors may lose all or a part of their investment. The board of directors (the “Board”) has established a strategy committee to work with the Company and outside advisors in evaluating our options and considering alternatives that we believe will maximize stakeholder value, including any of the following or a combination thereof: debt financing, equity investments, combinations with other companies, or the sale of all or part of the company. There can be no assurances that any transactions will be available to us or completed and if we are not able to raise sufficient additional capital in the very near term to fund our operation, we may seek relief available under applicable insolvency laws. We do not intend to make further announcements regarding this process unless and until the Board approves a specific transaction or otherwise determines that further disclosure is appropriate.
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table sets forth our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Period-to-Period Change
	2024	2023	$	%
Revenues:
Product revenue	$6,021,000	$6,456,000	$(435,000)	(7)%
Service and other revenue	52,000	2,862,000	(2,810,000)	(98)%
Total revenue	6,073,000	9,318,000	(3,245,000)	(35)%
Cost of revenue:
Cost of product revenue	14,251,000	5,105,000	9,146,000	179%
Cost of service and other revenue	268,000	1,464,000	(1,196,000)	(82)%
Total cost of revenue	14,519,000	6,569,000	7,950,000	121%
Operating expenses:
Research and development	4,717,000	13,785,000	(9,068,000)	(66)%
Selling, general and administrative	9,464,000	24,896,000	(15,432,000)	(62)%
Goodwill impairment	—	77,280,000	(77,280,000)	(100)%
Intangible assets and other long-lived assets impairment	19,504,000	—	19,504,000	100%
Restructuring costs	1,770,000	—	1,770,000	100%
Total operating expenses	35,455,000	115,961,000	(80,506,000)	(69)%
Loss from operations	(43,901,000)	(113,212,000)	69,311,000	(61)%
Other income (expenses):
Interest income	376,000	730,000	(354,000)	(48)%
Other income (expenses)	(697,000)	(45,000)	(652,000)	1,449%
Total other income (expenses)	(321,000)	685,000	(1,006,000)	(147)%
Loss before income taxes	(44,222,000)	(112,527,000)	68,305,000	(61)%
Provision for income taxes	(24,000)	(39,000)	15,000	(38)%
Net loss	$(44,246,000)	$(112,566,000)	$68,320,000	(61)%
Revenue
Product revenue decreased by $0.4 million, or 7%, to $6.0 million for the three months ended September 30, 2024 compared to $6.5 million for the same period in 2023. The decrease in product revenue was driven by a $0.9 million or 39% decrease in instrument revenue, a $0.4 million or 23% decrease in software revenue, and partially offset by an increase of $0.9 million or 35% in consumables revenue. In September 2024 Bionano announced a change in its business strategy which would allow the company to become a more capital-efficient business. Our focus is on driving utilization and adoption of OGM from our existing installed base, with less emphasis on new placements of our OGM systems. We anticipate that this change in strategy would slow the pace of our revenue growth when compared to historical growth rates.
Service and other revenue decreased by $2.8 million, or 98%, to $0.1 million for the three months ended September 30, 2024 when compared to the same period in 2023 which is the result of discontinuing sales of certain clinical service offerings from Bionano Laboratories effective March 2024. We expect service and other revenue to continue to decrease over the remainder of 2024 as a result of phasing out these offerings.
Cost of Revenue
Cost of product revenue increased by 179%, to $14.3 million for the three months ended September 30, 2024, compared to $5.1 million for the three months ended September 30, 2023. The increase in cost of product revenue was primarily due to $9.8 million in total expenses recognized to write-off excess Saphyr instrument spare parts and other obsolete inventory for $7.2 million, as well as dispose of reagent rentals that were underutilized for $2.6 million. We expect cost of product revenue to fluctuate with the volume of product sales.
Cost of service and other revenue decreased by $1.2 million, or 82%, to $0.3 million for the three months ended September 30, 2024, compared to $1.5 million for the three months ended September 30, 2023. The decrease in cost of service and other revenue was primarily due to discontinuing sales of certain clinical service offerings from Bionano Laboratories effective March 2024. We expect cost of service and other revenue to decrease over the remainder of 2024 as a result of our decision to phase out certain clinical service offerings from Bionano Laboratories.
Gross Profit, and Gross Margin

	Three Months Ended September 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2024	2023	2024 to 2023	2024 to 2023
Gross profit (loss):
Product	$(8,230,000)	$1,351,000	$(9,581,000)	(709)%
Service and other	(216,000)	1,398,000	(1,614,000)	(115)%
Total gross profit	$(8,446,000)	$2,749,000	$(11,195,000)	(407)%

Gross margin:
Product	(137)%	21%
Service and other	(415)%	49%
Total gross margin	(139)%	30%
Product gross profit decreased by $9.6 million, or 709%, to $8.2 million for the three months ended September 30, 2024, compared to $1.4 million for the three months ended September 30, 2023. The decrease in product gross profit was primarily due to $9.8 million in total expenses recognized to write-off excess Saphyr instrument spare parts and other obsolete inventory for $7.2 million as well as dispose of reagent rentals that were underutilized for $2.6 million. We expect cost of product revenue to fluctuate with the volume of product sales.
Service and other gross profit decreased by $1.6 million, or 115%, to $0.2 million for the three months ended September 30, 2024, compared to $1.4 million for the three months ended September 30, 2023. The decrease in service and other gross profit was impacted by a $0.5 million write-down of aged receivables tied to discontinued clinical service offerings from Bionano Laboratories. The write-down was treated as a reversal of revenue. We expect service and other gross profit to decrease over the remainder of 2024 as a result of our decision to phase out certain clinical service offerings from Bionano Laboratories.
Research and Development Expenses
Research and development (“R&D”) expenses decreased by $9.1 million, or 66%, to $4.7 million for the three months ended September 30, 2024 compared to $13.8 million for the same period in 2023. The decrease was partially due to decreases of $4.6 million in salaries, wages and benefits driven by headcount reductions announced throughout 2023 and 2024, and of $2.6 million in professional and consulting fees including decreases in costs incurred to support clinical research studies, Stratys development, foundry expenses, and cloud computing. We also reduced our internal consumption of inventory, materials and supplies by $1.4 million. We anticipate that R&D expenses will decrease for the remainder of 2024 as a result of our cost saving initiatives announced in March and September 2024.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased by $15.4 million, or 62%, to $9.5 million for the three months ended September 30, 2024 compared to $24.9 million for the same period in 2023. The decrease was primarily due to a $6.3 million decrease in salaries, wages and benefits driven by headcount reductions announced throughout 2023 and 2024, a $6.1 million decrease in the gain/loss recorded on fair value of the contingent consideration due for BioDiscovery and Purigen milestones, a $3.2 million decrease in professional and consulting fees which is primarily marketing, software and legal expenses, and $0.6 million decrease in travel and entertainment. We anticipate that SG&A expenses will decrease for the remainder of 2024 as a result of our restructuring initiatives announced in March and September 2024.
Goodwill impairment
Goodwill of $77.3 million was fully impaired during the three months ended September 30, 2023.
Intangible assets and other long-lived assets impairment
The Company recognized a $19.5 million loss on intangible assets and other long-lived assets impairment during the three months ended September 30, 2024 due to our restructuring initiatives and change in business strategy. The Company recognized no additional impairment losses during the three months ended September 30, 2023. See Note 1 (Organization and Basis of Presentation) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on the impairment charges that were recorded during the quarter.
Restructuring Costs
Restructuring costs were $1.8 million for the three months ended September 30, 2024, as a result of our cost saving initiatives announced in March and September 2024. We had no expenses that were classified as restructuring costs during the same period in 2023.
Interest Income
Interest income was $0.4 million for the three months ended September 30, 2024, as compared to $0.7 million for the same period in 2023. The decrease is the result of a reduction in investments offset by higher returns.
Other income (expense)
Other income (expense) was $0.7 million for the three months ended September 30, 2024, as compared to $45,000 for the same period in 2023. The increase is primarily driven by an increase in the change in fair value (net gain) of $0.6 million for the convertible debentures. See Note 5 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on debt transactions that took effect during the year.

Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table sets forth our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Period-to-Period Change
	2024	2023	$	%
Revenues:
Product revenue	$19,359,000	$18,512,000	$847,000	5%
Service and other revenue	3,254,000	6,883,000	(3,629,000)	(53)%
Total revenue	22,613,000	25,395,000	(2,782,000)	(11)%
Cost of revenue:
Cost of product revenue	23,858,000	13,714,000	10,144,000	74%
Cost of service and other revenue	1,792,000	4,553,000	(2,761,000)	(61)%
Total cost of revenue	25,650,000	18,267,000	7,383,000	40%
Operating expenses:
Research and development	21,329,000	42,331,000	(21,002,000)	(50)%
Selling, general and administrative	40,109,000	77,809,000	(37,700,000)	(48)%
Goodwill impairment	—	77,280,000	(77,280,000)	(100)%
Intangible assets and other long-lived assets impairment	19,951,000	—	19,951,000	100%
Restructuring costs	7,616,000	—	7,616,000	100%
Total operating expenses	89,005,000	197,420,000	(108,415,000)	(55)%
Loss from operations	(92,042,000)	(190,292,000)	98,250,000	(52)%
Other income (expenses):
Interest income	1,876,000	2,122,000	(246,000)	(12)%
Other income (expenses)	(1,694,000)	(334,000)	(1,360,000)	407%
Total other income (expenses)	182,000	1,788,000	(1,606,000)	(90)%
Loss before income taxes	(91,860,000)	(188,504,000)	96,644,000	(51)%
Provision for income taxes	(32,000)	(98,000)	66,000	(67)%
Net loss	$(91,892,000)	$(188,602,000)	$96,710,000	(51)%
Revenue
Product revenue increased by $0.8 million, or 5%, to $19.4 million for the nine months ended September 30, 2024, compared to $18.5 million for the same period in 2023. The increase in product revenue was driven by a $1.7 million or 22% increase in sales of consumables and an increase of $0.5 million or 13% of software, partially offset by a $1.4 million or 21% decrease in instrument sales. In September 2024, we announced a change in its business strategy which would allow the company to become a more capital-efficient business. Our focus is on driving utilization and adoption of OGM from our existing installed base, with less emphasis on new placements of our OGM systems. We anticipated that this change in strategy would slow the pace of our revenue growth when compared to historical growth rates.
Service and other revenue decreased by $3.6 million or 53% for the nine months ended September 30, 2024, compared to the same period in 2023 which is the result of discontinuing sales of certain clinical service offerings from Bionano Laboratories effective March 2024. Such clinical service offerings from Bionano Laboratories contributed $1.7 million in revenues for the nine months ended September 30, 2024 compared to $5.1 million for the same period in 2023. We expect service and other revenue to continue to decrease over the remainder of 2024 as a result of phasing out these offerings.
Cost of Revenue
Cost of product revenue increased by $10.1 million, or 74%, to $23.9 million for the nine months ended September 30, 2024, compared to $13.7 million for the same period in 2023. The increase in cost of product revenue was due to higher sales of consumables offset by lower sales of instruments. In addition, during the three months ended September 30, 2024, $9.8 million in total expenses recognized to write-off excess Saphyr instrument spare parts and other obsolete inventory for $7.2 million as well as dispose of reagent rentals that were underutilized for $2.6 million. We expect cost of product revenue to fluctuate with the volume of product sales.

Cost of service and other revenue decreased by $2.8 million, or 61%, to $1.8 million for the nine months ended September 30, 2024, compared to $4.6 million for the same period in 2023. The decrease in cost of service and other revenue was primarily due to discontinuing sales of certain clinical service offerings from Bionano Laboratories effective March 2024. We expect cost of service and other revenue to decrease over the remainder of 2024 as a result of our decision to phase out certain clinical service offerings from Bionano Laboratories.
Gross Profit, and Gross Margin

	Nine Months Ended September 30,		Period-to-Period Change	Period-to-Period Percentage Change
	2024	2023	2024 to 2023	2024 to 2023
Gross profit (loss):
Product	$(4,499,000)	$4,798,000	$(9,297,000)	(194)%
Service and other	1,462,000	2,330,000	(868,000)	(37)%
Total gross profit	$(3,037,000)	$7,128,000	$(10,165,000)	(143)%

Gross margin:
Product	(23)%	26%
Service and other	45%	34%
Total gross margin	(13)%	28%
Product gross profit decreased by $9.3 million, or 194%, to $4.5 million for the nine months ended September 30, 2024, compared to $4.8 million for the same period in 2023. The decrease in product gross profit was primarily due to $9.8 million in total expenses recognized to write-off excess Saphyr instrument spare parts and other obsolete inventory for $7.2 million as well as dispose of reagent rentals that were underutilized for $2.6 million.
Service and other gross profit decreased by $0.9 million, or 37%, to $1.5 million for the nine months ended September 30, 2024, compared to $2.3 million for the same period in 2023. The decrease in service and other gross profit was primarily due to discontinuing sales of certain clinical service offerings from Bionano Laboratories effective March 2024. We expect service and other gross profit to decrease over the remainder of 2024 as a result of our decision to phase out certain clinical service offerings from Bionano Laboratories.
Research and Development Expenses
R&D expenses decreased by $21.0 million, or 50%, to $21.3 million for the nine months ended September 30, 2024 compared to $42.3 million for the same period in 2023. The decrease was partially due to decreases of $11.1 million in salaries, wages and benefits driven by headcount reductions announced throughout 2023 and 2024 and $6.2 million in professional and consulting fees, including decreases in costs incurred to support clinical research studies, Stratys development, foundry expenses, and cloud computing. Lastly, we reduced information technology and rent and facility costs by $0.6 million, and we reduced our internal consumption of inventory, materials and supplies by $2.5 million. We anticipate that R&D expenses will decrease for the remainder of 2024 as a result of our cost saving initiatives announced in March and September 2024.
Selling, General and Administrative Expenses
SG&A expenses decreased by $37.7 million, or 48%, to $40.1 million for the nine months ended September 30, 2024 compared to $77.8 million for the same period in 2023. The decrease was primarily due to a $16.1 million decrease in salaries, wages and benefits driven by headcount reductions announced in 2023 and 2024, a $13.4 million decrease in the gain/loss recorded on fair value of the contingent consideration due for Purigen and BioDiscovery milestones, a $7.4 million decrease in professional and consulting fees which is primarily marketing, software, and legal expenses, and a $1.7 million decrease in travel and entertainment. We anticipate that SG&A expenses will decrease for the remainder of 2024 as a result of our cost saving initiatives announced in March and September 2024.

Goodwill impairment
Goodwill of $77.3 million was fully impaired during the nine months ended September 30, 2023.
Intangible assets and other long-lived assets impairment
The Company recognized $20.0 million in impairment losses on intangible assets and other long-lived assets during the nine months ended September 30, 2024 due to our restructuring initiatives and change in business strategy. The Company recognized no additional impairment losses during the nine months ended September 30, 2023. See Note 1 (Organization and Basis of Presentation) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on the impairment charges that were recorded during the quarter.
Restructuring Costs
Restructuring costs were $7.6 million for the nine months ended September 30, 2024, as a result of our cost saving initiatives announced in March and September 2024. We had no expenses that were classified as restructuring costs during the same period in 2023.
Interest Income
Interest income was $1.9 million for the nine months ended September 30, 2024, as compared to $2.1 million for the same period in 2023. The decrease is the result of a reduction in investments offset by higher returns.
Other income (expense)
Other expense was $1.7 million for the nine months ended September 30, 2024 compared to $0.3 million for the same period in 2023. The decrease was driven by a net gain on the extinguishment of the High Trail Note and Purchase Option of $4.0 million, offset by a loss recorded on the issuance of the JGB Debentures of $1.9 million, an increase in the change in fair value (net gain) of $2.0 million for the convertible notes, purchase option, and convertible debentures, and an increase in interest expense of $1.5 million. See Note 5 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on debt transactions that took effect during the year.
Liquidity and Capital Resources
Since our inception, we have incurred recurring net losses from operations, negative cash flows from operating activities and accumulated deficit. We have primarily generated cash flows from sales of equity securities and debt financings. We incurred net losses of $91.9 million and $188.6 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $673.1 million, cash and cash equivalents of $8.8 million, $11.4 million in restricted cash and short-term investments of $3.2 million. In connection with the Debentures (as defined below), the amount we are required to hold as restricted cash or restricted investments is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures.
Sources of Liquidity and Capital Resources
In the nine months ended September 30, 2024, we incurred negative cash flows from operating activities of $62.4 million. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments, borrowings from credit facilities and revenue from our commercial operations. See Note 6 (Stockholder’s Equity and Stock-Based Compensation) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of our recent equity activity for more information.
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
As of September 30, 2024, the Company reported $15.0 million of Debentures at fair value, which is classified as current on the unaudited condensed consolidated balance sheet. Through September 30, 2024, the Company paid $0.8 million in interest and $3.0 million in principal redemption amounts on the Debentures. As of September 30, 2024, the Company may be required to redeem up to $3.0 million of principal and expects to pay an additional $0.4 million in interest on the Debentures in the fourth quarter of 2024.
See Note 5 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.

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
On October 30, 2024, the Company entered into a securities purchase agreement (the “October 2024 Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (the “October 2024 Offering”): (i) an aggregate of approximately 9.9 million shares (the “Shares”) of the Company’s common stock, (ii) Series C warrants to purchase up to an aggregate of approximately 9.9 million shares of the Company’s common stock (the “Series C Warrants”) and (iii) Series D warrants to purchase up to an aggregate of approximately 9.9 million shares of the Company’s common stock (the “Series D Warrants”, and together with the Series C Warrants, the (“October Purchase Warrants”). Each share of common stock sold pursuant to the October 2024 Purchase Agreement will be accompanied by one Series C Warrant to purchase one share of common stock and one Series D Warrant to purchase one share of common stock. The Shares and the October Purchase Warrants are immediately separable and will be issued separately. The combined purchase price of each Share and accompanying October Purchase Warrants is $0.304 per share. The gross proceeds to the Company from the October 2024 Offering are expected to be approximately $3.0 million (excluding up to approximately $6.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the October Purchase Warrants, which is contingent upon stockholder approval), before deducting placement agent fees and other offering expenses payable by the Company.
Based on our current business plans, we will continue to require additional capital in the very near term to fund our operating expenses and capital expenditure requirements, or we may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the United States Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any. This estimate assumes the inclusion of the amount equal to the outstanding principal amount of the Debentures. Our existing cash and cash equivalents and short-term investments, will not be sufficient for us to achieve cash-flow break even and we expect to need to seek additional capital.
Future Capital Requirements
We expect that our near and longer-term liquidity requirements will consist of working capital and general corporate expenses associated with the growth of our business, including, without limitation, expenses associated with scaling up our operations and continuing to increase our manufacturing capacity, sales and marketing expense, increasing market awareness of our products and services to target customers, instrument placements with customers via the reagent rental sales strategy, additional research and development expenses associated with expanding and proving the utility of our offerings, expenses associated with continuing to build out our corporate infrastructure, enhancements to information technology, restructuring and advisory fees, and expenses associated with being a public company. We expect such expenditures to continue throughout the balance of 2024.

As of September 30, 2024, we had $8.8 million in cash and cash equivalents, $3.2 million in short-term investments and $11.4 million in restricted cash and investments. The amount we are required to hold as restricted cash or restricted investments is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures. Based on recurring losses from operations incurred since inception and the expectation of continued operating losses, we anticipate our available cash balance will not be sufficient to operate our business for the next twelve months from the issuance of this Quarterly Report. Accordingly, we determined that there is substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements included in this Quarterly Report are issued. In order to continue to operate our business beyond that time, we will need to raise substantial additional capital. We are actively evaluating debt and equity financing sources available to us as well as cost reduction strategies, but there can be no assurance that financing will be available on terms acceptable to us, on a timely basis, or at all, or that we are able to effectively reduce our operating expenses. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Any disruptions to, or volatility in, the credit and financial markets or any deterioration in overall economic conditions may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we are unable to raise additional funds through debt or equity financing or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research and development activities or future commercialization efforts. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives.
In addition, our estimate as to the sufficiency of our current cash, cash equivalents and short-term investments and our current operating plan as discussed above are based on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently anticipate. See Note 1 (Organization and Basis of Presentation) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information. If we are unable to continue as a going concern, we may have to reorganize or liquidate our business and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors may lose all or a part of their investment. The Board has established a strategy committee to work with the Company and outside advisors in evaluating our options and considering alternatives that we believe will maximize stakeholder value, including any of the following or a combination thereof: debt financing, equity investments, combinations with other companies, or the sale of all or part of the company. There can be no assurances that any transactions will be available to us or completed and if we are not able to raise sufficient additional capital in the very near term to fund our operation, we may seek relief available under applicable insolvency laws. We do not intend to make further announcements regarding this process unless and until the Board approves a specific transaction or otherwise determines that further disclosure is appropriate.
Cash Flows
The following table sets forth the cash flow from operating, investing and financing activities for the periods presented:

Net cash provided by (used in):	Nine Months Ended September 30,
	2024	2023

Operating activities	$(62,418,000)	$(95,402,000)
Investing activities	70,842,000	79,531,000
Financing activities	(17,575,000)	45,331,000

Operating Activities
We derive cash flows from operations primarily from the sale of our products and services. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses to support our business. We have historically experienced negative cash flows from operating activities as we have developed our technology, expanded our business and built our infrastructure, and this may continue in the future. As discussed above, we anticipate our available cash balance will not be sufficient for the next twelve months from the issuance of this report. We expect to seek to raise additional capital to fulfill our operating and capital requirements for at least 12 months through equity or debt financings, however, we may not be able to secure such financing in a timely manner or on favorable terms, if it all, and if we are unable to raise sufficient additional capital in the very near term, we may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the United States Bankruptcy Code. See Note 5 (Debt) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of our recent debt financing. Our recent restructuring activities are anticipated to reduce the cash used in operating activities over the next 12 months; however, our financial condition may result in certain additional restructuring or advisory expenses which may result in our corporate expenditures increasing, potentially materially, and we may observe fluctuations in the cash used in operating activities on a quarterly basis to sustain our current commercial offerings.
Net cash used in operating activities was $62.4 million during the nine months ended September 30, 2024 as compared to $95.4 million during the same period in 2023. The decrease in cash used in operating activities of $33.0 million was primarily attributed to a decrease in our net loss and a decrease in cash used for inventory purchases over that time, consistent with the cost saving initiatives that were initiated in May of 2023
Investing Activities
Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure, as well as the acquisitions of Lineagen, BioDiscovery and Purigen to grow our business. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. During the nine months ended September 30, 2024, cash provided by investing activities was $70.8 million, as compared to $79.5 million provided by investing activities during the same period in 2023. The decrease in cash provided by investing activities of $8.7 million was primarily attributed to the maturity of $285.3 million in available for sale securities which was offset by a purchase of available for sale securities of $214.3 million during the nine months ended September 30, 2024, compared to the maturity of $84.9 million in available for sale securities offset by a purchase of $4.5 million of available for sale securities during the same period in 2023.
Financing Activities
Net cash used in financing activities was $17.6 million during the nine months ended September 30, 2024 as compared to net cash provided by financing activities of $45.3 million during the same period in 2023, a decrease of $62.9 million. During the nine months ended September 30, 2024, the Company made principal payments of $61.0 million and payments on debt extinguishment costs of $5.4 million towards the High Trail convertible notes payable which was offset by approximately $18.0 million in gross proceeds from the issuance of the JGB convertible debentures and $37.7 million in gross proceeds from executing sales under our at-the-market facility with Cowen and Company, LLC (“Cowen”) as compared to $46.4 million during the same period in 2023.
Capital Resources
As of September 30, 2024, we had approximately $8.8 million in cash and cash equivalents, $3.2 million in short-term investments , $11.4 million in restricted cash and restricted investments and working capital of $14.0 million. The amount we are required to hold as restricted cash or restricted investments is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures.
We have in place a Sales Agreement with Cowen (the “Cowen ATM”), as amended, pursuant to which we may offer and sell from time to time up to $200.0 million of shares from the date of the amendment going forward through or to Cowen, acting as sales agent or principal. During the nine months ended September 30, 2024, we sold approximately 14.2 million shares of common stock under the Cowen ATM and received gross proceeds of approximately $17.7 million before deducting offering costs of $0.4 million.
Contingent Consideration
As part of the merger agreement related to the acquisition of Purigen, we agreed to pay two independent milestone payments up to an aggregate of $32.0 million.
The fair value of the Purigen milestones is reassessed on a quarterly basis using a probability weighted model and a Monte Carlo Simulation. We determined the fair value of the milestone consideration using a scenario-based technique, as the trigger for payment is event driven. For the second milestone, we performed a Monte Carlo Simulation to determine the likelihood that the milestone will be achieved and was applied to the milestone consideration payment. As of September 30, 2024, the Company concluded that the probability of achievement of the two independent milestones was 0% which resulted in a reduction in the contingent consideration liability to zero.

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
During the nine months ended September 30, 2024, there have been no changes to our critical accounting policies and estimates as described in our Annual Report.
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
Interest Rate Risk
We had approximately $8.8 million in cash and cash equivalents, $3.2 million in short-term investments and $11.4 million in restricted cash and investments as of September 30, 2024, which include highly liquid, investment grade debt securities. Such interest-bearing instruments are exposed to a certain degree of interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest primarily in short-term securities. The amount we are required to hold as restricted cash or restricted investments is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures.
Although we have seen increased interest rates, due to our investment in highly liquid and high quality government and other debt securities as well as short-term securities, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods. Due to the short holding period of our investments and the nature of our investments, a hypothetical change of 100 basis points would have an immaterial impact on our investments.

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
Additionally, we have operations outside of the United States. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. As of September 30, 2024 and December 31, 2023, we had minimal assets and liabilities denominated in foreign currencies and expect similar levels of foreign currency denomination in the next 12 months. We believe a hypothetical 10% change in foreign exchange rates as of September 30, 2024 would not have a material impact on our business, financial condition, or results of operations.
Inflation
Geopolitical and macroeconomic events, including the conflicts between Ukraine and Russia and related sanctions, conflicts in the Middle East, the recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures have contributed to supply chain challenges, which we believe have resulted in inflation headwinds, particularly increased logistical costs and raw material prices. In prior periods, we experienced increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. However we do not believe that inflation has had a material effect on our business, financial condition or results of operations, other than its impact on the general economy, as our cost of revenue for the three and nine months ended September 30, 2024 was not significantly impacted by the cost increases we experienced. While the effects of geopolitical and macroeconomic events, as well as other inflationary pressures, are highly uncertain, as of the date of this Quarterly Report on Form 10-Q, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods other than the general impacts on companies due to general economic and market conditions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.
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
As of September 30, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this assessment, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our recurring losses, negative cash flows and significant accumulated deficit have raised substantial doubt regarding our ability to continue as a going concern. We will need to raise additional capital, which may not be available on acceptable terms, if at all, to fund our existing operations. If we are unable to raise sufficient additional capital in the very near term, we will be required to further curtail our operations, liquidate or otherwise dispose of assets, wind-down or cease operations entirely. In these circumstances, investors may not receive full value, or any value, for their investment;
•Our corporate cash saving initiatives and the associated headcount reductions we announced in May 2023, October 2023 and March 2024 could disrupt our business, and may not achieve our intended objectives;
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
•The price of our securities has been and may in the future be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment;
•We may not be successful in identifying and implementing any potential strategic alternatives in a timely manner, or at all, and any strategic transactions that we may consummate in the future could have negative consequences; and
•If a strategic transaction is not consummated, our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend significantly on the timing of such liquidation as well as the amount of cash that may need to be reserved for commitments and contingent liabilities.

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
Since our inception, we have incurred recurring net losses and we expect that our losses will continue for the foreseeable future. We incurred net losses of $91.9 million and $188.6 million, and used cash in operations of $62.4 million and $95.4 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $673.1 million. We cannot predict if we will be profitable in the near future or at all. Our past acquisitions have increased our expenses and we expect that any future acquisitions of businesses, assets, products or technologies would further increase our expenses, which may result in additional losses. We also expect significant increases in our stock-based compensation expense in future periods, reflecting higher stock option valuations as a public company and the issuance of additional equity awards. In addition, we incur significant legal, accounting and other expenses as a result of being a public company, especially as we no longer qualify as an emerging growth company and are therefore required to comply with additional disclosure and compliance requirements. These factors, among others, will make it hard for us to achieve and sustain profitability. We may also incur significant losses in the future for a number of other reasons, many of which are beyond our control, including the level of market acceptance of our products, the introduction of competitive products and technologies, our future product development efforts, our market penetration and our margins, as well as the other risks described below.
Our recurring losses, negative cash flows and significant accumulated deficit have raised substantial doubt regarding our ability to continue as a going concern. We will need to raise additional capital, which may not be available on acceptable terms, if at all, to fund our existing operations. If we are unable to raise sufficient additional capital in the very near term, we will be required to further curtail our operations, liquidate or otherwise dispose of assets, wind-down or cease operations entirely. In these circumstances, investors may not receive full value, or any value, for their investment.
Since inception, we have experienced recurring operating losses and negative cash flows from operating activities, and have significant accumulated deficit. We expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. We believe that with receipt of the net proceeds in July 2024 from the July 2024 Offering, in October 2024 from the October 2024 Offering, and in May 2024 from the transaction pursuant to that certain securities purchase agreement dated May 24, 2024, between us and certain accredited investors and JGB Collateral LLC, as collateral agent for the investors (the “JGB Purchase Agreement”) and restructuring of redemption terms for our debt instruments, together with the Company’s existing cash and, cash equivalents and short-term investments, and after taking into account inaccessible “restricted cash” under the terms of the transaction under the JGB Purchase Agreement, based on the Company’s current business plans we will be able to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. See Note 5 and 6 (Debt and Stockholders’ Equity and Stock-Based Compensation) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a further discussion of our recent debt and equity financings. Our existing cash and cash equivalents and short-term investments, will not be sufficient for us to achieve cash-flow break even and we expect to need to seek additional capital based on favorable market conditions or strategic considerations alternatives in the future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. As a result, our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We will continue to seek to raise additional capital, but without sufficient additional financing in the very near term we will not be able to continue as a going concern, we may have to reorganize or liquidate our business and may receive less than the value at which those assets are carried on our consolidated financial statements, further curtail planned operations or cease operations entirely and wind down our business. Any of these could materially and adversely affect our liquidity, financial condition and business prospects and, as a result, our investors may lose all or a part of their investment. In light of our existing cash and cash equivalents and our current obligations, such a liquidation or disposition process may occur subject to bankruptcy protections, which may further reduce the value that we may receive for our assets. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. The Board has established a strategy committee to work with the Company and outside advisors in evaluating our options and considering alternatives that we believe will maximize stakeholder value, including any of the following or a combination thereof: debt financing, equity investments, combinations with other companies, or the sale of all or part of the company. There can be no assurances that any transactions will be available to us or completed and if we are not able to raise sufficient additional capital in the very near term to fund our operations, we may seek relief available under applicable insolvency laws. We do not intend to make further announcements regarding this process unless and until the Board approves a specific transaction or otherwise determines that further disclosure is appropriate.
Our corporate cost saving initiatives and the associated headcount reductions we announced in May 2023, October 2023, March 2024, and September 2024 could disrupt our business, and may not achieve our intended objectives.
In May 2023, October 2023, March 2024, and September 2024, we undertook cost saving initiatives intended to decrease expenses and maintain a streamlined organization to support key programs and customers, and that are expected to conserve cash. These initiatives primarily related to the Company’s efforts on the current installed base of OGM systems with less emphasis on new placements of OGM systems and more emphasis on ensuring customers are able to maximize their utilization of the OGM systems and included a reduction in force. These initiatives may be disruptive to our operations and there is no guarantee that they will achieve the intended benefits. For example, our headcount reductions could yield unanticipated consequences and costs, such as increased difficulties in implementing our business strategy due to the loss of institutional knowledge and expertise, reduced strength of our sales force and marketing efforts, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while certain positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives, including restricting the strength of our sales force and marketing efforts, due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. Moreover, any employee litigation related to the headcount reductions could be costly and prevent management from fully concentrating on the business. In addition, Bionano Laboratories’ phase out of the offering of certain testing services related to neurodevelopmental disorders (“NDDs”), including autism spectrum disorders (“ASDs”), and other disorders of childhood development could have a negative impact on our cash flow, financial conditions or results of operations. In 2023, these products generated approximately $7.0 million of our overall $36.1 million in revenues. Further, our reduction in personnel through these headcount reductions and voluntary attrition could limit our ability to segregate responsibility for certain accounting and related treasury functions within our organization.
Our future financial performance and our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage future growth or restructuring, as the case may be. In addition, if we are unable to realize the anticipated benefits from our cost saving initiatives including those we discussed under “Part I. Item 2. Management’s Discussion and Analysis of Operations – Liquidity and Capital Resources”, or if we experience significant adverse consequences of such initiatives, our business, financial condition, and results of operations may be materially adversely affected.
We are an early commercial-stage company and have a limited commercial history, which may make it difficult to evaluate our current business and predict our future performance.
We are an early commercial-stage company and have a limited commercial history. Our limited commercial history may make it difficult to evaluate our current business and, especially when combined with the other risk factors listed in this section, makes predictions about our future success or viability subject to significant uncertainty. For example, in recent years we significantly grew our headcount through acquisitions of other businesses and, the expansion of our sales, marketing and research and development teams, and, more recently, have undertaken several rounds of reductions to our work force and the discontinuation of certain product offerings, all of which have resulted in significant fluctuations in our operating costs in a manner not historically reflected in our consolidated financial statements. Because our business model has evolved over time and may continue to evolve, this has impacted the composition and concentration of our revenues, and which may continue to change in the future. These changes in revenue and expenses, among others, may make it difficult to evaluate our current business, assess our future performance relative to prior performance and accurately predict our future performance. We have encountered in the past, and will continue to encounter in the future, risks and difficulties frequently experienced by early commercial-stage companies, including those associated with scaling up our infrastructure, increasing and decreasing the size of our organization, integrating acquired businesses and implementing cost saving initiatives. If we do not address these risks successfully, or if our assumptions regarding these risks and uncertainties are incorrect or change over time, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be materially and adversely affected.

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
In addition, a significant portion of our operating expenses are relatively fixed in nature, including our existing and acquired leases, and planned expenditures are based in part on expectations regarding future revenue. Accordingly, unexpected revenue shortfalls could decrease our gross margins and cause significant changes in our operating results from quarter to quarter. If this occurs, the trading price of our securities could fall substantially. This variability and unpredictability caused by factors such as those described above and elsewhere in this section could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. Further our financial condition may result in certain additional restructuring or advisory expenses which may result in our corporate expenditures increasing, potentially materially, and we may observe fluctuations in the cash used in operating activities on a quarterly basis to sustain our current commercial offerings. If our revenue or operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our securities could decline substantially. Such a stock price decline could occur even when we have met or exceeded any previously publicly stated guidance or expectations.
If we are unable to maintain adequate revenue growth or do not successfully manage such growth, our business and growth prospects will be harmed.
We may not achieve substantial growth rates in future periods. In particular as part of our cost saving plans we have also made a change in its business strategy and refocused our efforts on the current installed base of OGM systems with less emphasis on new placements of OGM systems and more emphasis on ensuring customers are able to maximize their utilization of the OGM systems. Investors should not rely on our operating results for any prior periods as an indication of our future operating performance. To effectively manage any future growth, we must continue to maintain and enhance our financial, accounting, manufacturing, customer support and sales administration systems, processes and controls, and to integrate such systems, processes and controls into our acquired businesses. Failure to effectively manage any future growth could lead us to over-invest or under-invest in development, operational and administrative infrastructure; result in weaknesses in our infrastructure, systems, or controls; give rise to operational mistakes, losses, loss of customers, productivity or business opportunities; and result in loss of employees and reduced productivity of remaining employees.
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
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash in order to continue the commercialization of our products and technologies, fund our research and development programs, and execute potential strategic transactions. In connection with the preparation of our financial statements for the three and nine months ended September 30, 2024, we had performed an analysis of our ability to continue as a going concern and based on our current business plan, we believed that our existing cash and cash equivalents and short-term investments would not be sufficient for the next twelve months from the issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report and, accordingly, there continued to be substantial doubt about our ability to continue as a going concern within 12 months of the issuance of such financial statements. Our ability to execute our operating plan depends on our ability to generate sales and obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. For example, we will need to raise substantial additional capital if we intend to:
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
As of September 30, 2024, we had $8.8 million in cash and cash equivalents, $3.2 million in short-term investments, and $11.4 million in restricted cash and investments.
We received net proceeds of approximately $9.3 million after deducting placement agent fees and offering expenses, from the issuance and sale of our securities in the July 2024 Offering and net proceeds of approximately $2.7 million after deducting placement agent fees and offering expenses, from the issuance and sale of our securities in the October 2024 Offering. Based on our current business plans, we believe the net proceeds from such financings together with our existing cash and cash equivalents and short-term investments, and after taking into account inaccessible “restricted cash” under the terms of the JGB Purchase Agreement, will be sufficient to fund our operating expenses and capital expenditure requirements into at least the fourth quarter of 2024. Nevertheless, our existing cash and cash equivalents and short-term investments, will not be sufficient for us to achieve cash-flow break even and we expect to need to seek additional capital in the near future.
We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. The various ways we could raise additional capital carry potential risks. We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. Any equity or debt securities we issue could provide for rights, preferences, or privileges senior to those of holders of our common stock. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. In addition, we may not be able to access a portion of our existing cash and cash equivalents and short-term investments or “restricted cash” in the account control agreement due to market conditions such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures. Based on our current business plans, we will continue to require additional capital in the very near term to fund our operating expenses and capital expenditure requirements, or we may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the United States Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any.
Global economic conditions have been challenging, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of ongoing geopolitical or macroeconomic developments. If these conditions persist or worsen, we could experience an inability to access additional capital. If we do not have, or are not able to obtain, sufficient funds, we will have to delay, reduce or eliminate significant portions of our development and commercialization efforts related to our technologies and products, any of which could, among other things, negatively impact our revenue opportunities. For example, in September 2024, we decided to focus our efforts on the current installed base of OGM systems with less emphasis on new placements of OGM systems and more emphasis on ensuring customers are able to maximize their utilization of the OGM systems. As a result, we anticipate a reduction in our future product revenue. Bionano Laboratories’

phase out of the offering of certain testing services related to NDDs, including ASDs, and other disorders of childhood development could also have a negative impact on our cash flow, financial conditions or results of operations. We also may have to further reduce marketing, customer support or other resources devoted to our products or technologies or cease operations entirely. Any of these factors could have a material adverse effect on our financial condition, operating results and business. Any of the foregoing could significantly harm our business, prospects, financial condition and results of operation and could cause the price of our securities to decline. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to conduct our strategic operations.
You may experience future dilution as a result of future equity offerings.
In order to raise additional capital, we may in the future offer additional shares of our common stock, or other securities convertible into or exchangeable for our common stock and, as a result, our stockholders may experience dilution. For example, as a result of our July 2024 Offering and October 2024 Offering, our investors experienced dilution of their ownership interests. We may sell additional shares of our common stock or other securities convertible or exchangeable into common stock in future equity offerings at a price per share that is less than the price per share paid by investors in previous equity offerings, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders.
Servicing the Debentures requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our obligations under the Debentures or our other permitted indebtedness.
Our ability to make scheduled payments of principal or default interest, if any, or to refinance the Debentures or our other permitted indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. As of September 30, 2024, we had aggregate principal amount outstanding under the Debentures of $20.0 million. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the Debentures or our other permitted indebtedness. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may only prepay the Debentures in full without the consent of the holders under certain circumstances, and our ability to refinance the Debentures or our other permitted indebtedness will also depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Debentures or our other indebtedness. As of September 30, 2024, there is substantial doubt about our ability to continue as a going concern and servicing the Debentures continues to impact our cash flow and liquidity.
The terms of the Debentures and the Debenture Purchase Agreement restrict our current and future operations. Upon an event of default under the Debentures, we may not be able to make any accelerated payments under the Notes or our other permitted indebtedness.
The Debentures and the Debenture Purchase Agreement contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest. In particular, the Debentures contain customary affirmative and negative covenants (including covenants that limit our ability to incur debt, make investments, transfer assets, engage in certain transactions with affiliates and merge with other companies, in each case, other than those permitted by the Debentures, and events of default, and the Debentures and the Debenture Purchase Agreement contains customary covenants (including covenants that limit our ability to issue additional securities during specified periods and enter into variable rate transactions). Furthermore, we will be required to maintain cash or investments subject to account control agreements in favor of the purchaser in a minimum amount equal to the lesser of (i) $11.0 million and (ii) the then outstanding balance of the Debenture. Our ability to meet the financial tests under the Debentures can be affected by events beyond our control, and we may be unable to meet them.
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

Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and adverse geopolitical and macroeconomic developments, including without limitation inflation, potential future disruptions in access to bank deposits or lending commitments due to bank failures, slowing growth, rising interest rates and recession and the conflicts between Ukraine and Russia and in the Middle East. A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, although inflation rates have been recently declining, particularly in the United States, they remain at levels not seen in years. Continuing high inflation rates may result in decreased demand for our products and services, increases in our operating costs (including our labor costs), prolonged unemployment, reduced liquidity and has limited and may continue to limit our ability to access credit or otherwise raise capital on acceptable terms, if at all. Risks of a prolonged economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy, regardless of the reason for the decline, could also strain our suppliers, possibly resulting in supply disruption. For example, higher energy prices in Europe are causing an increase in cloud computing expenses, which impacts the cost for us and our partners. Any actual or perceived disruption in our product distribution channel could alter customer buying decisions, prompting customers to delay or cancel their orders, which would negatively impact our sales revenue and could harm our reputation.
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
In March 2021, we entered into a Sales Agreement with Cowen which provides for the sale, in our sole discretion, of shares of our common stock having a maximum aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal, which we amended in March 2023 to decrease the maximum aggregate offering price to $200.0 million going forward. For the nine months ended September 30, 2024, we sold approximately 14.2 million shares of common stock under the Cowen ATM for gross proceeds of approximately $17.7 million before deducting offering costs.
Further, the exercise of the Registered Warrants issued in the October 2023 Offering (as amended in February 2024) will dilute the ownership interests of existing stockholders to the extent we deliver shares upon exercise of the Registered Warrants. In addition, the existence of the Debentures and Registered Warrants may encourage short selling by market participants because the conversion of the Debentures and exercise of the Registered Warrants could be used to satisfy short positions, or anticipated conversion of the Debentures or exercise of the Registered Warrants into shares of our common stock could depress the price of our common stock. In addition, we issued shares of our common stock in connection with our acquisitions of Lineagen and BioDiscovery. We also issued shares of our common stock in connection with the April 2024 Registered Direct Offering pursuant to which we agreed to issue and sell to certain institutional investors (i) an aggregate of 6.5 million shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 2.2 million shares of common stock and (iii) warrants to purchase up to 8.7 million shares of common stock. Additionally, we issued shares of our common stock in connection with the July 2024 Registered Direct Offering pursuant to which we agreed to issue and sell to certain institutional investors (i) an aggregate of 11.7 million shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 5.8 million shares of common stock and (iii) warrants to purchase up to 35.0 million shares of common stock. In connection with the October

2024 Offering, we agreed to issue and sell to certain institutional investors (i) an aggregate of 9.9 million shares of common stock and (ii) warrants to purchase up to 19.8 million shares of common stock.
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
In order to provide persons who have a responsibility for our management and/or growth with additional incentive, to increase their proprietary interest in our success, and to support and increase our ability to attract and retain individuals of exceptional talent, we maintain multiple equity incentive plans. As of September 30, 2024, we had outstanding equity awards underlying those plans accounting for 3.8 million underlying shares. The total number of shares of our common stock available for the grant of awards under these plans is 2.7 million, 0.01 million and 0.3 million for our 2018 Equity Incentive Plan, as amended, 2018 Employee Stock Purchase Plan and 2020 Inducement Plan, as amended, respectively, subject to adjustment, including pursuant to automatic “evergreen” increases in certain of our plans. We may also adopt one or more additional employee equity benefit plans in the future. The issuance of shares under an employee equity benefit plan may result in substantial dilution to the interests of other stockholders. Accordingly, the issuance of shares under current or future employee equity benefit plans will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.
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
•reductions in or other difficulties relating to, among other things, staffing, capacity, shutdowns or slowdowns of laboratories and other institutions as well as other impacts stemming from various geopolitical and macroeconomic developments, such as the conflict between Ukraine and Russia and related sanctions, the conflicts in the Middle East, potential future disruptions in access to bank deposits or lending commitments due to bank failures and global pandemics.
•differences in budgetary cycles; and
•market acceptance of relatively new technologies, such as ours.
In addition, our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by our customers. Any decrease in customers’ budgets or expenditures, including impacts stemming from various geopolitical and macroeconomic developments, or in the size, scope or frequency of capital or operating expenditures, could materially and adversely affect our business, operating results and financial condition. Our recent decision to focus our efforts on the current installed base of OGM systems with less emphasis on new placements of OGM systems and more emphasis on ensuring customers are able to maximize their utilization of the OGM could also have a negative impact on our cash flow, financial conditions or results of operations.
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
We rely on limited or sole suppliers for certain reagents and other materials and components that are used in our products. While we periodically forecast our needs for such materials and enter into standard purchase orders with our suppliers, we do not have long-term contracts with many of these suppliers. If we were to lose such suppliers, there can be no assurance that we will be able to identify or enter into agreements with alternative suppliers on a timely basis on acceptable terms, if at all. An interruption in our operations, including our laboratory operations, could occur if we encounter delays or difficulties in securing these materials, or if the quality of the materials supplied do not meet our requirements, or if we cannot then obtain an acceptable substitute. The time and effort required to qualify a new supplier and ensure that the new materials provide the same or better-quality results could result in significant additional costs. Any such interruption could significantly affect our business, financial condition, results of operations and reputation.
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
During the nine months ended September 30, 2024 and 2023, approximately 62% and 56%, respectively, of our revenue was generated from customers located outside of the United States. We believe that a substantial percentage of our future revenue will continue to come from international sources as we maintain our existing overseas operations and aim to develop opportunities in additional areas. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:
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
Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosures or the failure to comply with such applicable requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; divergent of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our software or services, deter new customers from using our software or services, and negatively impact our ability to grow and operate our business.
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
Our data privacy and security obligations are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources) and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties with whom we work. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to, loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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
Our stock price has been and may continue to be volatile. The daily closing market price for our common stock has varied significantly in the last 12 months, ranging between a high price of $2.10 on December 27, 2023 and a low price of $0.28 on November 1, 2024 and November 4, 2024 (as adjusted for the reverse stock split effectuated on August 3, 2023). During this time, the price per share of common stock has ranged from an intra-day low of $0.26 per share to an intra-day high of $2.27 per share (as adjusted for the reverse stock split effectuated on August 3, 2023).
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
•our cost saving initiatives announced in May 2023, October 2023, March 2024, and September 2024; and
•other events or factors, many of which are beyond our control.
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
The effective increase in the number of shares of our common stock available for issuance as a result of the reverse stock split could result in further dilution to our existing stockholders and have anti-takeover implications.
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
In addition, as of the date of this Quarterly Report, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of an aggregate of 7.6 million shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. We also intend to file future registration statements on Form S-8 under the Securities Act registering the issuance of additional shares of common stock, including because the number of shares that may be issued under certain employee equity benefit plans automatically increase as a result of the operation of certain “evergreen” provisions in our equity plans. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 in the case of our affiliates. Further in connection with the Private Placement completed in October 2023, we filed a Form S-3 to enable the purchasers to resell the shares underlying the Private Placement Notes and the Private Placement Warrants (as defined in Note 5 (Debt) to our unaudited condensed consolidated financial statements). Following the redemptions in February and May 2024, the High Trail Private Placement Notes and the High Trail Registered Notes have been canceled. However, the purchaser retains the Private Placement Warrants to purchase up to $6.8 million shares of our common stock. Further, in connection with the April 2024 Registered Direct Offering, we issued and sold, among other things, warrants to purchase approximately 8.7 million shares of our common stock; in connection with the July 2024 Registered Direct Offering, we issued and sold, among other things, warrants to purchase approximately 35.0 million shares of our common stock following stockholder approval; and in connection with the October 2024 Registered Direct Offering, we issued and sold, among other things, warrants to purchase approximately 19.8 million shares of our common stock following stockholder approval.
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
Risks Related to Our Review of Strategic Alternatives
We may not be successful in identifying and implementing any potential strategic alternatives in a timely manner, or at all, and any strategic transactions that we may consummate in the future could have negative consequences.
The Board has established a strategy committee to work with the Company and outside advisors in evaluating our options and considering alternatives that we believe will maximize stockholder value. We expect to devote substantial time and resources to exploring strategic alternatives that our Board believes will maximize stockholder value. Despite management devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that we will be able to successfully consummate any particular strategic transaction on attractive terms, on a timely basis, or at all. For example, certain types of strategic transactions may require third-party consents, such as stockholder approval, which could be difficult or costly to obtain. We have not set a timetable for completion of this strategic review process, and our Board has not approved a definitive course of action. Additionally, there can be no assurance that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any cash distributions to our stockholders.
The process of continuing to evaluate our strategic alternatives may be costly, time-consuming and complex, and we may incur significant legal, accounting and advisory fees and other expenses, some of which may be incurred regardless of whether we successfully enter into a transaction. We may also incur additional unanticipated expenses in connection with this process. Any such expenses will decrease the remaining cash available for use in our business. Our ability to pursue or consummate strategic transactions also depends upon our ability to retain certain of our employees, the loss of whose services may adversely impact the ability to identify, negotiate and consummate such transaction. If we are unable to successfully retain certain of our key remaining personnel, we are at risk of a disruption to our exploration and consummation of one or more strategic transactions.
In addition, potential counterparties in a strategic transaction involving us may place minimal or no value on our assets and our public listing and any strategic transactions that we may pursue could have a variety of negative consequences, and we may enter into a transaction that yields unexpected results that adversely affect our business and decreases the remaining cash available for use in our business. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. There can be no assurance that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results.
If we are not successful in setting forth a new strategic path for us, or if our plans are not executed in a timely fashion, this may cause reputational harm with our stockholders and the value of our securities may be adversely impacted. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to our future could cause our stock price to fluctuate significantly.
Even if we successfully consummate any strategic transaction, or series of transactions, from our strategic assessment, we may fail to realize all or any of the anticipated benefits of any such transaction, such benefits may take longer to realize than expected, we may encounter integration difficulties or we may be exposed to other operational and financial risks.

Our ability to realize the anticipated benefits of any potential strategic transaction will depend on a number of factors, including our ability to integrate with any future business partner, our ability to obtain value for portions of our business, if divested, and our ability to generate future stockholder value. The process may be disruptive to our business, and the expected benefits may not be achieved within the anticipated timeframe, or at all. The failure to overcome the challenges involved and to realize the anticipated benefits of any potential transaction could adversely affect our business and financial condition. The negotiation and consummation of any potential strategic transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business.
The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including, but not limited to, increased near-term and long-term expenditures, exposure to unknown liabilities, higher than expected acquisition or integration costs, incurrence of substantial debt or dilutive issuances of equity securities to fund future operations, including financings in connection with a strategic transaction, write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges, increased amortization expenses, difficulty and cost in combining the operations and personnel of any acquired or acquiring business with our operations and personnel, impairment of relationships with key suppliers or customers of any acquired or acquiring business due to changes in management and ownership, inability to retain our key employees or any acquired or acquiring business and possibility of future litigation. Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.
If a strategic transaction is not consummated, our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend significantly on the timing of such liquidation as well as the amount of cash that may need to be reserved for commitments and contingent liabilities.
If we do not successfully consummate a strategic transaction, our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, with the passage of time, the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.
The value to stockholders in the event of a strategic transaction or dissolution may depend on the extent to which we will be able to successfully satisfy our existing contractual obligations to third parties on favorable terms, which may include the outcome of our negotiations to reduce or terminate such commitments.
We are currently subject to certain contractual obligations and commitments. In connection with our comprehensive exploration of strategic alternatives, we may seek to negotiate with third parties to reduce or eliminate such obligations and commitments. Our ability to successfully negotiate such obligations or commitments on favorable terms, or at all, or our ability to satisfy any such obligations may impact our ability to pursue a strategic transaction on terms favorable to us, the resulting value to stockholders in a strategic transaction or the cash available for distribution to our stockholders in the event of our dissolution. We may also incur substantial costs in connection with or as a result of such negotiations or termination of any of our commitments. There can be no assurance that we will be successful in negotiating to reduce or eliminate any of our existing contractual obligations and commitments, or that we will be able to satisfy any such obligations on a timetable that will allow us to maximize potential value to our stockholders.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
All unregistered sales of equity securities during the quarter ended September 30, 2024 have been previously reported.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2024, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

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

4.3	Form of Warrant to Purchase Common Stock for Service Providers (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 21, 2018).
4.4
Form of Warrant to Purchase Common Stock issued to Investors in October 2019 Public Offering (incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-233828), as amended, originally filed with the SEC on September 18, 2019).

4.5
Form of Warrant to Purchase Common Stock issued to Investors in April 2020 Public Offering) (incorporated by reference to Exhibit 4.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-237074), as amended, originally filed with the SEC on March 11, 2020).

4.6
Form of Warrant to Purchase Common Stock issued to Purchaser in October 2023 Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2023).

4.7
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

4.9^+	Form of Senior Secured Convertible Debenture Due May 24, 2026 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2024)
4.10
Form of Pre-Funded Warrant to Purchase Common Stock issued to Investors in July 2024 Registered Direct Offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 8, 2024).

4.11
Form of Warrant to Purchase Series A Common Stock issued to Investors in July 2024 Registered Direct Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 8, 2024).

4.12
Form of Warrant to Purchase Series B Common Stock issued to Investors in July 2024 Registered Direct Offering (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 8, 2024).

4.13
Form of Warrant to Purchase Series C Common Stock issued to Investors in October 2024 Registered Direct Offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2024).

4.14
Form of Warrant to Purchase Series D Common Stock issued to Investors in October 2024 Registered Direct Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2024).

10.1^+
Form of Securities Purchase Agreement, dated July 4, 2024, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 8, 2024).

10.2^+
Form of Securities Purchase Agreement, dated April 4, 2024, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2024).

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

BIONANO GENOMICS, INC.

Dated: November 14, 2024	By: /s/ R. Erik Holmlin, Ph.D.
R. Erik Holmlin, Ph.D.
President and Chief Executive Officer (Principal Executive and Financial Officer)

Dated: November 14, 2024	By: /s/ Mark Adamchak
Mark Adamchak
Principal Accounting Officer (Principal Accounting Officer)