Form 10-K
period 2024-12-31
Bionano Genomics, Inc.
filed 2025-03-31
CIK 1411690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
Commission File Number 001-38613

Bionano Genomics, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	26-1756290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9540 Towne Centre Drive, Suite 100, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (858) 888-7600
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, $0.0001 par value	BNGO	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $41,594,000 based on the closing price of the registrant’s common stock on June 28, 2024 of $40.68 per share, as reported by the Nasdaq Capital Market. The foregoing reflects the reverse stock split of the registrant’s common stock that became effective on January 24, 2025 and began trading on a post-split adjusted basis on January 27, 2025.

As of March 24, 2025, the Registrant had 3,007,000 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement, or the Proxy Statement, for the Registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2024.

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
Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements and information within the meaning of the safe harbor provisions for the U.S. Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions.
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including risks described in the section entitled “Risk Factors” and elsewhere in this Annual Report, regarding, among other things:
•our ability to improve our margins, extend our cash runway and reach a potential pathway to profitability;
•our ability to continue as a going concern within 12 months of this Annual Report which requires us to manage costs and obtain significant additional financing to fund our strategic plans and commercialization efforts;
•our ability to execute on our strategy and achieve our objectives;
•the impact and utility of our cost savings initiative and our recent financing;
•our ability to continue to drive OGM (as defined below) adoption by potential customers for routine use in genomic analysis;
•the impact, or lack thereof, of the Category I CPT code to accelerate or increase the adoption of OGM;
•continued research, presentations and publications involving OGM and its utility compared to traditional cytogenetics and our technologies;
•the impact of our Stratys™ system and VIA™ software to increase throughput and simplify analysis of OGM data;
•our ability to drive adoption of OGM and our technology solutions;
•our ability to further deploy new products and applications for our technology platforms;
•our expectations and beliefs regarding future growth of the business and the markets in which we operate;
•our ability to consummate any strategic alternatives including the risk that if we fail to obtain additional financing we may seek relief under applicable insolvency laws;
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

•the impact of adverse geopolitical and macroeconomic developments, such as recent and future bank failures, the ongoing conflicts between Ukraine and Russia and in the Middle East, and related sanctions, regional or global pandemics, inflation, increased cost of goods, supply chain issues, and global financial market conditions; on our business and operations, as well as the business or operations of our suppliers, customers, manufacturers, research partners and other third parties with whom we conduct business and our expectations with respect to the duration of such impacts and the resulting effects on our business;
•our ability to realize the anticipated benefits and synergies of our prior and any future acquisitions or other strategic transactions; and
•our ability to attract collaborators and strategic partnerships.
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
•Our corporate cost saving initiatives and the associated headcount reductions we announced in May 2023, October 2023, March 2024, and September 2024 could disrupt our business, and may not achieve our intended objectives;
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
•Our future capital needs are uncertain and we will require additional funding in the future to advance the commercialization of our OGM systems, Ionic® Purification system, VIA™ software, and our other products, technologies and services, as well as continue our research and development efforts. If we fail to obtain sufficient additional funding, we will be forced to delay, reduce or eliminate significant portions of our commercialization and development efforts which could negatively impact our revenue opportunities;
•The terms of the Debentures (as defined in the Notes to Consolidated Financial Statements) and the Debenture Purchase Agreement (as defined in the Notes to Consolidated Financial Statements) restrict our current and future operations. Upon an event of default under the Debentures, we may not be able to make any accelerated payments under the Debentures or our other permitted indebtedness;
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
•In the near term, sales of our OGM systems, Ionic® Purification system, VIA software, consumables and genome analysis services will depend on levels of research and development spending by clinical research laboratories, academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our technologies and products and adversely affect our business and operating results;
•If we do not successfully manage the development and launch of new products and technologies, our financial results could be adversely affected;
•Our future success is dependent upon our ability to further penetrate our existing customer base, attract new customers and retain the customers of our acquired businesses;
•The size of the markets for our products and technologies may be smaller than we estimate, and new markets may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products and technologies;
•We are currently limited to “research use only,” (“RUO”), with respect to many of the materials and components used in our consumable products including our assays;
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
•If we are unable to maintain our listing on the Nasdaq Capital Market or if we are unable to transfer our listing to another stock market, our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected;
•The price of our securities has been and may in the future be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment;
•We may not be successful in identifying and implementing any potential strategic alternatives in a timely manner, or at all, and any strategic transactions that we may consummate in the future could have negative consequences; and
•If a strategic transaction is not consummated and we are unable to raise sufficient capital to fund our operations, our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend significantly on the timing of such liquidation as well as the amount of cash that may need to be reserved for commitments and contingent liabilities.

PART I
ITEM 1. BUSINESS
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
We market and sell the Ionic® Purification system, which is able to deliver high quality DNA in a more natural, native form and with fewer contaminants when compared to other isolation and purification solutions. The Ionic® Purification system is used to extract, purify, and concentrate DNA or RNA from a variety of sample types, and is comprised of an instrument, consumables, and reagents.
We market and sell the VIA™ software which delivers genomic data interpretation solutions tailored for research use in cytogenomics and molecular pathology labs in genetic disease and cancer research markets, with an emphasis on SV. This industry leading, platform agnostic software solution is designed to provide analysis, visualization, interpretation and reporting of SVs, single-nucleotide variants and absence of heterozygosity across the genome in one consolidated view. Our software currently enables analysis of OGM, next-generation sequencing (“NGS”) and microarray data. We believe the integration of OGM with data types common in the industry, such as Variant Call Format (“VCF”), and Binary Alignment Map (“BAM”), into the VIA software should accelerate and broaden our position in digital cytogenetics and comprehensive genome analysis by enabling us to simplify the assessment of clinically relevant variants in cytogenomics applications, potentially reducing interpretation time per sample and expanding our reach into the discovery and translational research markets through the combination of OGM and NGS.
Our Bionano Laboratories business has developed and provides several OGM-based laboratory developed tests (“LDTs”) for facioscapulohumeral muscular dystrophy type 1 (“FSHD1”), which is a progressive disorder that primarily affects the muscles of the face, shoulder blades (scapula), upper arms, and lower legs, for detecting SVs in individuals with hematologic malignancies, and for detecting SVs in pre- and post-natal samples, through its OGM-Dx™ testing services. During 2024, Bionano Laboratories phased out the offering of certain testing services for individuals demonstrating clinical presentations consistent with neurodevelopmental disorders (“NDDs”), including autism spectrum disorders (“ASDs”) and other disorders of childhood development.
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

Despite these transformations, as part of our cost saving initiatives we have also made a change in our business strategy and refocused our efforts on the current installed base of OGM systems with less emphasis on new placements of OGM systems and more emphasis on ensuring customers are able to maximize their utilization of the OGM systems (as further described throughout this Annual Report).
Recent Highlights
Achievement of Business Milestones in 2024
•Completed full commercial release of high throughput OGM instrument, called the Stratys™ system. The Stratys™ system is expected to enable a four-fold increase in raw data generation rate compared to the Saphyr® system and is designed for maximum lab flexibility to enable routine use in consolidating legacy cytogenetic workflows into streamlined OGM workflows.
•Released advancements in data analysis with updates to VIA™ software, which provides a simple and integrated workflow for visualization, interpretation, and reporting for OGM, microarray and NGS data types for enhanced contextualization across multiple variant types and accelerated time to results while reducing the cost of analysis by lowering the amount of high-cost labor required.
•Released the first version of a computation solution for OGM developed in collaboration with NVIDIA, called Stratys™ Compute, which, along with a new analysis pipeline, can accelerate data analysis times compared to its predecessor, Saphyr® Compute. Stratys Compute is a low footprint IT solution that can be deployed quickly, sitting next to a Stratys™ system in any lab, allowing labs of all sizes to adopt Stratys.
•The AMA established a category I CPT code for OGM which is a key component OGM users may take advantage of to get reimbursement from insurance companies and other third-party payers.
•The International System for Human Cytogenomic Nomenclature (ISCN) added OGM nomenclature to its 2024 guide.
•The American College of Medical Genetics (ACMG) recognized OGM as a key tool in postnatal and solid tumor applications in two publications.
Commercial Adoption of Offerings for OGM
Bionano executed on its commercialization strategy, expanded the utilization of its OGM systems and increased the amount of Bionano data generated across the globe, driving commercial momentum.
•Grew our installed base of OGM systems to 371 as of December 31, 2024, an increase of approximately 14% from a total installed base of 326 as of December 31, 2023. Installed base represents the global number of OGM instruments installed at end-customer locations to perform optical genome mapping.
•For the year ended December 31, 2024, total flowcells sold reached 30,307, an increase of approximately 15% over the 26,444 flowcells sold during the year ended December 31, 2023. The OGM chip is the consumable that packages nanochannel arrays for DNA linearization. In its current form, the OGM chip can comprise - one, two or three flowcells per chip. Flowcells sold refers to the units of genome mapping consumables used for analyzing one genome, purchased by customers to process samples for optical genome mapping.
Continued to Validate the Utility of OGM for Applications in Clinical Research with Benchmarking, Scientific Publication and Adoption
Rigorous and extensive benchmarking of our OGM systems against traditional cytogenetic methods and long read sequencing has continued and these results were published and validated in several key publications, presentations and announcements including:
•A framework for consistent, universal OGM analysis in hematologic malignancies published by an international consortium comprising 17 different distinguished researchers.
•Publications from our clinical studies in post and pre-natal constitutional genetic disease.
•Four papers on use of OGM in blood cancer research published by MD Anderson Cancer Center, including one describing the use of OGM in the largest single cohort of 1277 hematologic malignancy samples.
•Two publications from Johns Hopkins University Medical Center outlining use of OGM in two new applications: multiple myeloma and sarcoma.

Macroeconomic and Geopolitical Developments
We are subject to additional risks and uncertainties as a result of adverse geopolitical and macroeconomic developments, such as recent and potential future bank failures, the ongoing conflicts between Ukraine and Russia and in the Middle East, related sanctions, and any effects of regional and global pandemics and uncertain market conditions, including inflation and supply chain disruptions, which, to date, have not had a material impact on our business and financial results.
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
We believe that DNA isolation is the critical first step in the analysis of DNA. Short and long read sequencing applications typically require nucleotide lengths of 150 and, generally, 10,000 to 20,000 base pairs, respectively. OGM, conversely, optimally requires DNA lengths of greater than 100,000 base pairs. Due to market needs, the vast majority of DNA isolation and preparation technologies have been directed to meeting the requirements for short and long read sequencing applications. We believe that DNA isolation and purification processes that allow long segments of DNA (ultra-high molecular weight (“UHMW”) DNA) to remain intact are important for the success of OGM. Our Ionic® Purification system has the capability to isolate and purify UHMW DNA that is ideal for OGM applications. We believe that the system’s ease of use, reproducibility, and cost per sample profile has the potential to accelerate the adoption of OGM across a broad spectrum of applications.
We believe that software is necessary for genome analysis and should be the primary interface for how cytogeneticists interact with the data and report their findings. We believe the software’s ease of use, core analysis functionality and the time necessary to obtain a reportable result are the most important factors to customers when considering a platform adoption decision and that data interpretation is typically a critical bottleneck in methods of genome analysis and therefore software is a key component in the entire workflow. The majority of software solutions on the market today have been developed with NGS as the primary application with the focus on the interpretation and reporting of single nucleotide variants (“SNVs”) instead of SVs. The predecessor of our VIA™ software (NxClinical) was developed with copy number variants (“CNV”) as the core focus and became established as an industry leading solution for interpretation and reporting of CNVs for CMA and NGS. With the integration of OGM into our VIA™ software, we believe that our software is the first software solution delivering a fully integrated interpretation capability for SVs from OGM as well as seamless analysis with NGS, and that this integration will enable complementary OGM and NGS workflows through one software solution.
Our Solutions
We believe that an end-to-end OGM solution begins with the sample and ends with data analysis. The OGM workflow includes several steps: DNA isolation, DNA labeling, DNA mapping, data processing and data analysis. At each step we have either organically developed a solution or partnered with a third party to enable and provide a solution. We highly value our relationships with third parties that enable us to provide these solutions and will continue to work with others to ensure our customers’ needs are being met. We are constantly on the look-out for opportunities to better meet the needs of our customers whether that is through partnerships, organic development, or strategic acquisitions that accelerate and up-shift our capabilities. To that end, in 2021 we acquired BioDiscovery and its leading NxClinical software for data analysis, and in 2022 we acquired Purigen, and its proprietary isolation and purification technology. We believe that each of these acquisitions, together with our organic development, will substantially benefit our customers and their adoption of OGM as a solution of choice for SV and CNV analysis and significantly enhance the customer experience with OGM.
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
Nucleic Acid Isolation and Purification Systems
Our nucleic acid isolation and purification system uses a novel and proprietary application of isotachophoresis (“ITP”) to isolate nucleic acid molecules in a gentle and efficient process. The process involves the gentle lysis of biological samples followed by the addition of the sample and buffer to an Ionic® fluid chip. An electric field is applied to the chip and the nucleic acid is isolated in its natural, native form. Traditional methods of isolating nucleic acid, including column-based isolation and bead-based isolation, can be laborious, and result in molecules that are denatured, dehydrated and fragmented, and solutions that are contaminated and have low purity. An additional limitation of many of the traditional isolation processes is the number of cells that are required to be processed in order to obtain sufficient nucleic acid molecules for OGM analysis. Current methodologies require upwards of 1.5 million cells in order to isolate sufficient DNA for use on an OGM system. Our Ionic® Purification system, employing ITP technology, addresses many of these deficiencies and yields high purity nucleic acid that is not denatured, dehydrated or fragmented. Additionally, the Ionic® Purification system is capable of isolating sufficient quantities of DNA for use in OGM applications from far fewer cells in contrast to traditional methods. We believe the addition of the Ionic® Purification system to the OGM workflow will provide a more efficient yield of DNA at higher quality than can be achieved with current processes.
Although OGM is our primary focus, the Ionic® Purification system has a current customer base of non-OGM users that use the system to isolate and purify nucleic acid molecules from sample types including formalin-fixed, paraffin-embedded (“FFPE”) sample, tissue, cells, and viral. We anticipate continuing to support and expanding this customer base.
Software Solutions
We offer industry leading genome analysis software that enables genomics labs to analyze and interpret data across a wide range of platforms to generate highly informative data visualizations for streamlined and simple reporting of causal variants. Today, VIA software is among the most comprehensive solutions for analysis and interpretation of OGM data and any microarray or NGS generated data integrating CNVs, absence of heterozygosity (“AOH”) and loss of heterozygosity (“LOH”), as well as SNVs from sequencing data into a single well integrated interface that is used across the globe by renowned academic and commercial clinical laboratories.
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
We believe that Bionano Laboratories is uniquely positioned to develop LDT’s that can improve upon the existing standard of care (“SOC”) for OGM-based diagnostic testing. Bionano Laboratories is working with payers to secure reimbursement alternatives for OGM-based testing. If reimbursements can be established, Bionano Laboratories intends to share its strategies with other labs which may drive demand for the OGM systems. Bionano Laboratories may expand its testing menu with inclusion of OGM to demonstrate workflow implementation in a clinical setting in order to drive adoption as well as serve as a conduit for enabling access for those customers unable to make a capital equipment expenditure. Bionano Laboratories is working to enable access, demonstrate excellence of the OGM workflow as a model within a CLIA setting for educational purposes, and drive advancements in product development for clinical grade testing of OGM at scale.
Our Commercial Offerings
Our OGM Systems and Consumables

We develop and market the Saphyr® system and the Stratys™ system. Each system is a complete sample-to-result solution for SV analysis by OGM that empowers comprehensive genome analysis and facilitates a deeper understanding of genetic variation and function. We believe these systems are capable of addressing the needs for SV analysis because they are:
•Highly sensitive. We believe these systems are the most sensitive detector of SV larger than 500 base pairs currently on the market.
•Cost effective. The consumables cost per genome, at an average of approximately $500, can be less than the combination of standard techniques and well below both short-read and long-read WGS at a depth of 160x coverage.
•Scalable and fast. Relative to traditional techniques, these systems have demonstrated up to a 75% reduction in turnaround time for analysis of acute lymphoblastic leukemia (“ALL”) subjects when used instead of karyotyping, FISH and MLPA. Additionally, the Stratys™ system is a higher throughput system designed to meet the needs of medium and high-volume labs and offers approximately 4 times the throughput of a Saphyr® system.
The OGM Instruments

The OGM instruments are each single-molecule imagers that include high performance optics, automated sample loading based on machine learning algorithms and computational hardware and control software. The instrument’s high-performance optics simultaneously image DNA linearized in hundreds of thousands of nanochannels. The instrument’s control interface is the user’s primary control center to design and monitor experiments as they occur in real time. The computational hardware is responsible for the secondary processing of the image data being produced on the instruments. The Saphyr® instrument is currently capable of analyzing up to 4,000 human genomes per year at 100x coverage. At the end of 2022 we announced the placement of a pre-commercial unit that we expect to significantly increase the throughput. The Stratys™ instrument is currently capable of analyzing up to 13,500 human genomes per year at 100x coverage.

OGM Chips
The Saphyr Chip® is the consumable that packages the nanochannel arrays for DNA linearization for use in the Saphyr® instrument. In its current form, each Saphyr Chip® has three flow cells containing approximately 120,000 nanochannels that are roughly 30 nanometers wide, and each flowcell can hold one unique sample. The Stratys Chip™ is the consumable that packages the nanochannel arrays for DNA linearization for use on the Stratys™ instrument. In its current form, each Stratys Chip™ has one flow cell containing approximately 120,0000 nanochannels that are roughly 30 nanometers wide, and each flowcell can hold one unique sample. To manufacture the arrays, we use photolithography in a semiconductor fabrication facility to print hundreds of thousands of tiny grooves on silicon wafers and then dice the wafers into individual chips. Our chips are inexpensive to manufacture and highly scalable. The fluidic environment in each channel allows individual molecules to move swiftly utilizing only the charge of DNA. Hundreds of thousands of molecules can move through hundreds of thousands of parallel nanochannels simultaneously, enabling extremely high-throughput processing on a single-molecule basis.
Saphyr™ Sample Prep and Labeling Kits
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
Our kit for DNA labeling, the Direct Label and Stain (“DLS”) kit, is a proprietary, nondestructive chemistry for sequence motif labeling of genomic DNA that improves every aspect of our genome mapping. DLS uses a single direct-labeling enzymatic reaction to attach a fluorophore to the DNA at a specific 6-base pair sequence motif, yielding approximately 16 labels per 100,000 base pairs in the human genome. After labeling, the molecules are linearized in the nanochannel chips on the OGM instruments and imaged. Through the isolation, labeling and linearization steps, the molecules maintain an average length of around 250,000 base pairs. The label patterns on each molecule allow them to be uniquely identified and aligned in a pair-wise comparison against all other molecules imaged from the same sample.
The Ionic® Purification System
We acquired the Ionic® Purification system through our November 2022 acquisition of Purigen. The Ionic® Purification system uses a proprietary ITP method to isolate and purify nucleic acid molecules. The technology was initially developed at Stanford University and intellectual property from that development was exclusively licensed to Purigen. The technology was further developed and commercialized by Purigen. The system includes an instrument, consumable and reagents necessary to process samples. The system works by applying an electric field to specially formulated reagents in a consumable. The electric field electrophoretically focuses nucleic acid into a narrow band and purifies the molecules away from other potential inhibitors. This results in a higher yield of pure nucleic acid than traditional bind-and-strip approaches that is also less fragmented and free from bead or wash buffer contamination.
We offer reagents to isolate DNA and RNA from FFPE, tissue, and cells. We are optimizing the system with the intent it be used in an OGM workflow. We believe that the isolation and purification of DNA using the Ionic® system in an OGM workflow will create a number of opportunities, including, enabling additional sample types not currently available to OGM, increasing sample throughput, decreasing sample preparation complexity.
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
Our hardware solution includes the Saphyr® and Stratys™ Compute Servers, which provides cluster-like performance in an affordable, compact solution and the Bionano Compute Server, which expands the analytical capacity of the suite of tools. With these solutions, our customers are capable of performing multiple simultaneous analyses and sustaining continuous throughput, which allows them to spend less time waiting for data, so they can focus on investigating results. We also offer a cloud-based solution for data analysis.
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
Additionally, Bionano Laboratories previously offered molecular genetic clinical testing services for individuals demonstrating clinical presentations consistent with NDDs, including ASDs and other disorders of childhood development, but as of December ,31 2024, has phased out the offering of these products, including:
•FirstStepDx PLUS is a CMA designed to identify an underlying genetic cause in individuals with autism spectrum disorder, developmental delay, and intellectual disability;
•Fragile X syndrome (“FXS”) testing is designed to detect individuals (both males and females) with FXS, as well as carriers of the condition; and
•NextStepDx PLUS is a whole exome sequencing test designed to identify genetic variants that are associated with disorders of childhood development.

Market Opportunity
According to MarketsandMarkets, the worldwide market for genomics products and services is expected to reach approximately $66.8 billion by 2029, up from approximately $42.4 billion in 2023, representing a compound annual growth rate of 9.4%.
We expect to see OGM adoption in cytogenomics, in discovery research and in cell and gene therapy applications. Within cytogenetics and molecular pathology, we estimate that there are approximately 10,000 cytogenetic labs on a worldwide basis (excluding India and developing countries). We estimate that these labs analyze approximately 10.0 million samples per year. Additionally, we estimate that approximately 1,400 pharmaceutical and biotech companies are engaged in research and development of various cell therapies that rely on methods, including cytogenetics. Based on these estimates, we believe the economic potential for OGM in these markets is approximately $10.0 billion annually, $3.0 billion of which we attribute to cell and gene therapy applications. We believe there are additional potential future market opportunities for OGM including newborn screening, population genomics, and neurological and cardiological risk assessment which are not included in our estimates above. Additionally, we believe the market for our platform-agnostic software solution, which can be used in next-generation sequencing and microarray data analysis, includes the clinical NGS market which The Business Research Company has estimated at approximately $3.4 billion in 2024 and predicted would grow to approximately $8.5 billion in 2029, representing a compound annual growth rate of 20%.
We believe there are three areas of the genomics market that are driving demand for the OGM systems today:
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
We believe that our OGM-based solutions can successfully penetrate these addressable market opportunities, and should spur additional basic and translational research creating new areas where the OGM instruments and OGM data can be used to improve the standard of care and patient management. These may include preconception, products of conception and prenatal genetic applications, uses to advance gene editing techniques and precision medicine. In the long term, we anticipate potential opportunities in newborn screening, population genomics, and neurological and cardiological risk assessment.
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
•Accelerate broad reimbursement for OGM and establish it as the SOC in guidelines by professional medical societies. We have previously invested in 3 multicenter clinical studies for postnatal, prenatal and hematologic malignancies analyses relative to SOC. The studies progressed and resulted in 4 multi-site peer-reviewed publications. The programs were designed to build the necessary evidence to establish reimbursement and to pave the way for inclusion in professional society guidelines to advance SOC. We are no longer investing in these programs. The AMA issued a category 1 CPT code for OGM in heme malignancies (code 81195) which was priced by the Clinical Laboratory Fee Schedule (“CLFS”) and effective Jan 1, 2025.
•Support the publication of findings with OGM by our customers beyond the more than 1,300 papers published to date. To date, our customers have published over 1,300 papers showcasing the clinical and translational research advancements enabled by OGM. Since the first publication in 2010, the annual volume of research featuring data from our OGM systems has steadily increased. Notably, more than 75% of these 1,000+ peer-reviewed and preprint papers have been published since 2021, with 26% appearing in 2024 alone. We remain committed to fostering and supporting our customer base, driving further growth in the number of publications leveraging our technology. We believe these publications are highly impactful as they address SVs in areas of significant unmet medical need, including rare and undiagnosed pediatric diseases, neurological and muscular disorders, developmental delays, acute and chronic leukemias, lymphomas, myelomas, and applications in cell and gene therapy.
•Continue to innovate our products and technologies. We designed our OGM systems to accommodate performance enhancements without the need for replacement of the entire instrument. For example, hardware upgrades and new consumables may be made available to purchase by customers. We intend for these performance enhancements to be delivered on a regular basis. In addition, we periodically make available software upgrades to customers through download. We expect to continue developing and refining our technologies to improve the ease of use of our OGM systems and enable our existing installed systems to meaningfully increase sample throughput and sensitivity and specificity of SV detection. The Saphyr® system images DNA at a rate of approximately 205 gigabase pairs (“Gbp”) per hour, and the Stratys™ system images nearly 820 Gbp per hour.
•Partner with industry-leading companies and laboratories to expand adoption in clinical markets. We intend to establish additional collaborations with customers to help drive validating studies and expand partnership efforts with clinical diagnostic companies to commercialize LDTs in the U.S. as well as LDTs and approved tests outside the U.S.
•Complement NGS with OGM in translational, applied and discovery research markets. In addition to the three areas of the genomics market that we believe are driving demand for the OGM systems today, we believe the combination of NGS and OGM can provide the most comprehensive and cost-effective analysis of genome variants from SNVs to whole chromosomes. NGS is capable of measuring genome variants below 500 bp while OGM bridges the gap by enabling detection of all SVs above 500 bp to reveal more answers and resolve previously unresolved cases from using NGS alone. There are over 15,000 NGS instruments installed globally and our vision is for each of these sequencers to be complemented with an OGM system to provide a more comprehensive picture of the genome for more discoveries, publications and translation into molecular genetics.
Sales and Marketing
Our sales support personnel include individuals in customer solutions, field service engineers and field application specialists. This commercial staff is primarily located in North America and Europe. Most of our sales support team is located at our headquarters in San Diego, California and some work remotely throughout North America and Europe.
We sell our products through a direct sales force based in North America and Europe. Our sales strategy involves the use of a combination of sales managers and sales representatives. We intend to focus our sales, support, and marketing efforts in order to drive utilization within our existing customer base and seek to opportunistically expand our installed base with new customers who show a commitment to adopting OGM. We are continuing to develop our support networks in China and India, and believe significant market opportunities exist.
We sell our products through a network of distributors in the Asia-Pacific region and select other markets outside of North America and Europe. For example, we distribute our instruments and reagents via third-party distributors in markets such as China, Japan, South Korea, Singapore, Australia, India and South Africa.
The role of our sales managers and sales representatives is to educate customers on the advantages of OGM and the applications that our systems make possible. The role of our field application specialists is to provide on-site training and scientific technical support to prospective and existing customers. Our field application specialists are technical experts with advanced degrees, including some with PhDs., and generally have extensive experience in academic research and core sequencing lab experience.
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
Bionano Laboratories primarily offered a suite of LDTs to pediatric physicians through a physician-directed “in-person” sales model. This commercial staff was located in North America, and the sales personnel primarily worked remotely in U.S. states where Bionano Laboratories has obtained insurance reimbursement. The sales and marketing efforts were targeted primarily at specialty pediatricians, including pediatric neurologists, medical geneticists, and developmental and behavioral pediatricians. Bionano Laboratories also targeted general pediatricians with large numbers of patients. Their managed care efforts were directed to establishing contracts and/or credentialing with private and governmental insurance carriers that provide coverage for patients with ASD and other forms of NDDs. During 2024, Bionano Laboratories phased out the offering of the ASD and NDD LDTs and is now focused on offering solely their OGM-based LDTs.
Instruments
Our first Stratys™ instruments are being manufactured in-house; however, we will eventually be moving manufacturing of the Stratys™ instrument to the same third-party medical device manufacturer that manufactures our Saphyr® instrument. Complete instruments are shipped by the manufacturer to us for final quality control testing. Upon completion, we ship directly to our customers’ locations globally either from our San Diego headquarters or from our third-party managed distributions center in Europe, or, in the case of certain systems sold in the Asia-Pacific region. Installation of, and training on, our products is provided by our employees in the markets where we conduct direct sales, and by distributors in those markets where we operate with distributors.
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
Manufacturing and Supply
Our strategy is to outsource instrument and reagent manufacturing, and critical parts of chip manufacturing. Internally, we quality control (“QC”) all outsourced products and perform final assembly and QC of our chips.
Software
Our fundamental long-term software strategy is based on our goal of making OGM ubiquitous. We believe that simplified data interpretation and a seamless integration with NGS and array data to provide the most compressive genome analysis will increase utilization. In addition, we can participate directly in the NGS and array markets for genetic disease and cancer applications independent of OGM using a monetization model with a pay-per-sample VIA™ software offering. In this manner we can expand our network of Bionano customers into our software ecosystem with among the most comprehensive platform-

agnostic genome interpretation solution where our proprietary original content in OGM can be adopted when needed to obtain a more comprehensive view of the genome by revealing all classes of SVs.
Testing and Laboratory Services
Bionano Laboratories’ OGM testing is performed at our lab in San Diego, California, or at our partner labs in the United States and Europe. Bionano Laboratories’ San Diego lab is CLIA accredited and CAP certified.
For diagnostic testing, Bionano Laboratories offers OGM-based LDTs for postnatal, prenatal and hematological malignancy applications performed at its San Diego facility. During 2024, Bionano Laboratories phased out the offering of the non-OGM-based LDT tests.
Key Agreements
Agreement for the Manufacture of Our Instruments
We have engaged a single third-party manufacturer to produce and test our instruments on an as-ordered basis. The manufacturer of our instruments has no obligation to manufacture our instruments without a purchase order. In addition, the manufacturer has no obligation to maintain inventory in excess of any open purchase orders or materials in excess of the amount it reasonably determines will be consumed within 90 days. We are obligated to purchase any material deemed in excess pursuant to our agreement with the manufacturer. The price we pay is determined according to a mutually agreed-upon pricing formula. We may terminate a purchase order by giving the manufacturer at least 30 days’ written notice and may be required to pay for materials the manufacturer is unable to cancel.
Agreements for the Manufacture of Our Chip Consumables
We have engaged multiple third-party manufacturers to manufacture our chip consumables used in our OGM systems and provide engineering services to us. These third-parties have no obligation to manufacture our chip consumables without a purchase order. The prices and fees we pay are established in our agreements with these manufacturers. Our agreements with these manufacturers allow for purchases through individual purchase orders or through entering into long term commitments.
Intellectual Property
Genome Analysis
Our core technology for nucleic acid research is related to methods and devices for non-sequencing based analysis of macromolecules such as nucleic acids. Using this technology, long (UHMW) nucleic acids can be suitably labeled and elongated in order to ascertain structural information such as scaffold organization, copy number, and genomic repeats that is not readily obtained with current sequencing-based approaches. In 2022, we added a portfolio of patents and patent applications related to ITP through the Purigen acquisition, which we plan to continue to pursue and develop. We have secured and continue to pursue intellectual property rights globally, including rights related to isolation, purification and analysis of nucleic acid molecules, as well as innovations in the molecular biology and bioinformatics spaces. Additionally, our portfolio includes patents and patent applications directed to related parts of our business, including certain diagnostic tests and methods of diagnosis and analysis of microarray and image data.
We have developed a global patent portfolio that includes more than 135 issued patents across approximately 30 patent families that are either owned or exclusively licensed. The owned and licensed patent families contain issued patents and pending applications that relate to devices, systems, and methods for macromolecular analysis, isolation and purification of molecules, genetic testing, computer software systems and reflect our active and ongoing research programs.
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
Laboratory Developed Tests (LDTs)
Federal agencies involved in the regulation of LDTs include CMS and the FDA. CMS regulates the quality of clinical laboratories and the clinical testing process pursuant to the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) and the FDA regulates the safety and effectiveness of the diagnostic test pursuant to authorities in the Federal, Food, Drug, and Cosmetic Act (“FDCA”). Although the FDA has statutory authority to regulate medical devices, the FDA has historically exercised its enforcement discretion and not enforced applicable provisions of the FDCA and FDA regulations with respect to LDTs, which are a subset of in vitro diagnostic tests that are intended for clinical use and designed, manufactured and used entirely within a single laboratory. The FDA does not consider devices to be LDTs if they are designed or manufactured completely, or partly, outside of the laboratory that offers and uses them. We sell our OGM systems on an RUO basis to CLIA certified cytogenetic laboratories, which may use the system to develop LDTs.

On May 6, 2024, the FDA published a final rule on the regulation of LDTs which amends the FDA’s regulations to make explicit that LDTs are IVDs and regulated as devices under the FDCA. Under this final rule, over the course of four years FDA would phase out its general enforcement discretion approach to LDTs and begin enforcing requirements for premarket review and marketing authorization and compliance with certain elements of the QSR, registration and listing, medical device reporting, labeling, and corrections and removals reporting. Notably, implementation of the LDT final rule’s phaseout policy may be affected by the change in administrations. We may be required to conduct clinical trials prior to continuing to sell our existing LDTs.
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
Other Regulatory Requirements
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
In the U.S., molecular pathology tests have multiple options for reimbursement coding. Current Procedural Terminology (“CPT”) codes developed by the American Medical Association (“AMA”), can be assigned to new products through applying for either a Proprietary Laboratory Analysis (“PLA”) code or through applying for a category 1 CPT code. IT is also an option to use an unlisted molecular pathology code such as 81479. There are several PLA codes on the Medicare Clinical Lab Fee Schedule (“CLFS”) for OGM-based tests as of January 1, 2024. In June 2024 the AMA established a category 1 CPT code for use of OGM in cytogenomic genome-wide analysis to detect structural and copy number variations related to hematological malignancies, which became effective January 1, 2025. Additionally, CMS, through its Medicare contractors, can write coverage determinations for molecular testing through their LCD process. Private health plans often follow CMS coverage and reimbursement guidelines to a substantial degree, and it is difficult to predict what CMS will decide with respect to the coverage and reimbursement of any products or services our customers try to commercialize.
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
Diagnostic Services
Clinical Laboratory Improvement Amendments of 1988 and State Regulation
As a clinical laboratory, Bionano Laboratories is required to hold certain federal and state licenses, certifications and permits to conduct is business. As to federal certifications, in 1988, Congress passed the CLIA, establishing more rigorous quality standards for all commercial laboratories that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention, or treatment of disease or the assessment of the health or impairment of human beings. CLIA requires such laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure the accuracy, reliability and timeliness of patient test results. CLIA certification is also a prerequisite to be eligible to bill state and federal healthcare programs, as well as many commercial third-party payers, for laboratory testing services. The Bionano Laboratories’ facility, located in San Diego, California is CLIA certified. This laboratory must comply with all applicable CLIA requirements. If a clinical laboratory is found to be out of compliance with CLIA standards, CMS may impose sanctions, limit or revoke the laboratory’s CLIA certificate (and prohibit the owner, operator or laboratory director from owning, operating, or directing a laboratory for two years following license revocation), a directed plan of correction, on-site monitoring, civil monetary penalties, civil actions for injunctive relief, criminal penalties, or suspension or exclusion from the Medicare and Medicaid programs.
CLIA provides that a state may adopt laboratory licensure requirements and regulations that are more stringent than those under federal law and requires compliance with such laws and regulations. The State of California follows CLIA regulations for in-state laboratory facilities, but requires additional licensing requirements for laboratory personnel established by the California Department of Public Health (“CDPH”). We received CAP accreditation for the San Diego facility in 2023.
Additionally, certain states require clinical laboratories to obtain out-of-state licenses to test specimens from patients, or to receive orders from physicians, within those states. Our San Diego facility currently holds such out-of-state laboratory licenses in California, Maryland, and Pennsylvania.
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
International Regulations
We market some of our tests outside of the United States and are subject to foreign regulatory requirements governing laboratory licensure, human clinical testing, use of tissue, privacy and data security, and marketing approval for our tests. These requirements vary by jurisdiction, differ from those in the United States and may require us to implement additional compliance measures or perform additional pre-clinical or clinical testing. For example, the In Vitro Diagnostic Medical Devices (2017/746/EU) (“IVDR”) will replace the existing In Vitro Diagnostic Medical Devices Directive (98/79/EC) (“IVDD”) in the EU. The IVDR was published in May 2017, marking the start of an initial five-year period of transition from the IVDD. During the transitional period the IVDR came into force gradually, starting with the provisions related to the designation of Notified Bodies and the ability of manufacturers to apply for new certificates under the IVDR. The transitional period was set to end on May 26, 2022, the “Date of Application” of the IVDR but has since been extended to May 26, 2025 for Class D devices, May 26, 2026 for Class C devices, and May 26, 2027 for Class B and Class A sterile devices. The EU has also implemented the GDPR, which requires us to meet new and more stringent requirements regarding the handling of personal data about EU residents. In many countries outside of the United States, coverage, pricing and reimbursement approvals are also required. We are also required to maintain accurate information on and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, as amended (“FCPA”) its books and records provisions and its anti-bribery provisions.
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
There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Trump administration will impact the ACA and our business.
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
Human Capital Management
As of December 31, 2024, we had a total of 100 employees, 98 of whom were full-time employees and 2 of whom were part time employees. As of December 31, 2024, of our 100 employees, 74 were located in the U.S. and 26 were employed outside the U.S. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.
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
ITEM 1A. RISK FACTORS
RISK FACTORS
Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report, including our financial statements and related notes appearing below, and our other filings with the SEC, before making investment decisions regarding our securities. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. The risks described below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. In such case, the trading price of our securities could decline. This Annual Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.
Risks related to our financial condition and need for additional capital
We have incurred recurring net losses since we were formed and expect to incur losses in the future. We cannot be certain that we will ever achieve or sustain profitability.
Since our inception, we have incurred recurring net losses and we expect that our losses will continue for the foreseeable future. We incurred net losses of $112.0 million and $232.5 million, and used cash in operations of $73.8 million and $24.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $693.2 million. We cannot predict if we will be profitable in the near future or at all. Our past acquisitions have increased our expenses and we expect that any future acquisitions of businesses, assets, products or technologies would further increase our expenses, which may result in additional losses. We also expect our stock-based compensation expense to increase in future periods, reflecting the issuance of additional equity awards. In addition, we incur significant legal, accounting and other expenses as a result of being a public company and are therefore required to comply with additional disclosure and compliance requirements. These factors, among others, will make it hard for us to achieve and sustain profitability. We may also incur significant losses in the future for a number of other reasons, many of which are beyond our control, including the level of market acceptance of our products, the introduction of competitive products and technologies, our future product development efforts, our market penetration and our margins, as well as the other risks described below.
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
Since inception, we have experienced recurring operating losses and negative cash flows from operating activities, and have significant accumulated deficit. We expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. We believe that with receipt of the net proceeds in April 2024 from the April Registered Direct Offering, July 2024 from the July 2024 Offering, October 2024 from the October 2024 Offering, January 2025 from the January 2025 Offering and May 2024 from the transaction pursuant to that certain securities purchase agreement dated May 24, 2024 and amended on December 31, 2024, between us and certain accredited investors and JGB Collateral LLC, as collateral agent for the investors (the “JGB Purchase Agreement”) and the restructuring of redemption terms for our debt instruments in January 2025, together with the Company’s existing cash and, cash equivalents and short-term investments, and after taking into account inaccessible “restricted cash” under the terms of the transaction under the JGB Purchase Agreement, based on the Company’s current business plans we will be able to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. See Note 9 and 10 (Debt and Stockholders’ Equity and Stock-Based Compensation) to our consolidated financial statements included elsewhere in this Annual Report for a further discussion of our recent debt and equity financings. Our existing cash and cash equivalents and short-term investments will not be sufficient for us to achieve cash-flow break even and we expect to need to seek additional capital based on favorable market conditions or strategic considerations alternatives in the future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. As a result, our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We will continue to seek to raise additional capital, but without sufficient additional financing in the near term we will not be able to continue as a going concern, we may have to reorganize or liquidate our business and may receive less than the value at which those assets are carried on our consolidated financial statements, further curtail planned operations or cease operations entirely and wind down our business. Any of these could materially and adversely affect our liquidity, financial condition and business prospects and, as a result, our investors may lose all or a part of their investment. In light of our existing cash and cash equivalents and our current obligations, such a liquidation or disposition process may occur subject to bankruptcy protections, which may further reduce the value that we may receive for our assets. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. The board of directors has established a strategy committee to work with the Company and outside advisors in evaluating our options and considering alternatives that we believe will maximize stakeholder value, including any of the following or a combination thereof: debt financing, equity investments, combinations with other companies, or the sale of all or part of the company. There can be no assurances that any transactions will be available to us or completed and if we are not able to raise sufficient additional capital in the near term to fund our operations, we may seek relief available under applicable insolvency laws. We do not intend to make further announcements regarding this process unless and until the board of directors approves a specific transaction or otherwise determines that further disclosure is appropriate.
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
Our future financial performance and our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage future growth or restructuring, as the case may be. In addition, if we are unable to realize the anticipated benefits from our cost saving initiatives including those we discussed under “Part II. Item 7. Management’s Discussion and Analysis of Operations – Liquidity and Capital Resources”, or if we experience significant adverse consequences of such initiatives, our business, financial condition, and results of operations may be materially adversely affected.
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
Our operating results have varied in the past. In addition to other risk factors listed in this section, some of the important factors that, alone or together, may cause fluctuations in our quarterly and annual operating results include:
•adoption of our OGM solutions on our OGM systems, Ionic® Purification system or successor systems;
•our successful creation of an end-to-end solution for OGM;
•execution on our commercial and reimbursement strategy involving Bionano Laboratories;
•customer demand for our software solutions, including VIA™ software, and future software solutions developed through this platform;

•the position of our DNA isolation business in genome analysis space and customer demand for our Ionic® Purification system;
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
Our future capital needs are uncertain and we will require additional funding in the future to advance the commercialization of our OGM systems, Ionic® Purification system, VIA™ software, and our other products, technologies and services, as well as continue our research and development efforts. If we fail to obtain sufficient additional funding, we will be forced to delay, reduce or eliminate significant portions of our commercialization and development efforts which could negatively impact our revenue opportunities.
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash in order to continue the commercialization of our products and technologies, fund our research and development programs, and execute potential strategic transactions. In connection with the preparation of our financial statements for the year ended December 31, 2024, we performed an analysis of our ability to continue as a going concern and based on our current business plan, we believed that our existing cash and cash equivalents and short-term investments would not be sufficient for the next twelve months from the issuance of the consolidated financial statements included in this Annual Report and, accordingly, there continued to be substantial doubt about our ability to continue as a going concern within 12 months of the issuance of such financial statements. Our ability to execute our operating plan depends on our ability to generate sales and obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. For example, we will need to raise substantial additional capital if we intend to:
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
•further expand our operations within or outside the United States;
•enter into collaboration arrangements, if any, or in-license products and technologies;
•acquire or invest in complementary businesses or assets; and
•add operational, financial and management information systems.
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
•the effects of geopolitical or macroeconomic developments, such as the ongoing military conflicts between Russia and Ukraine and in the Middle East, and related sanctions, recent and, potential future disruptions in access to bank deposits or lending commitments due to bank failures and global pandemics; and
•the effect of competing technological and market developments.

As of December 31, 2024, we had $9.2 million in cash and cash equivalents, $0.3 million in short-term investments, and $11.4 million in restricted cash and cash equivalents and restricted short-term investments.
We received net proceeds of approximately $9.3 million after deducting placement agent fees and offering expenses, from the issuance and sale of our securities in the April 2024 Registered Direct Offering; net proceeds of approximately $9.3 million after deducting placement agent fees and offering expenses, from the issuance and sale of our securities in the July 2024 Offering; net proceeds of approximately $2.7 million after deducting placement agent fees and offering expenses, from the issuance and sale of our securities in the October 2024 Offering and net proceeds of approximately $9.3 million after deducting placement agent fees and offering expenses, from the issuance and sale of our securities in the January 2025 Offering. Based on our current business plans, we believe the net proceeds from such financings together with our existing cash and cash equivalents and short-term investments, and after taking into account inaccessible “restricted cash and restricted investments” under the terms of the JGB Purchase Agreement and that certain settlement and amendment, dated December 31, 2024, with certain accredited investors and JGB (the “Debentures Amendment”), will be sufficient to fund our operating expenses and capital expenditure requirements into at least the first quarter of 2026. Nevertheless, our existing cash and cash equivalents and short-term investments, will not be sufficient for us to achieve cash-flow break even and we expect to need to seek additional capital in the near future.
We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect, requiring us to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. The various ways we could raise additional capital carry potential risks. We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. Any equity or debt securities we issue could provide for rights, preferences, or privileges senior to those of holders of our common stock. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. In addition, we may not be able to access a portion of our existing cash and cash equivalents and short-term investments or “restricted cash and restricted investments” in the account control agreement due to market conditions such as recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures. Based on our current business plans, we will continue to require additional capital in the very near term to fund our operating expenses and capital expenditure requirements, or we may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the United States Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any.
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
In order to raise additional capital, we may in the future offer additional shares of our common stock, or other securities convertible into or exchangeable for our common stock and, as a result, our stockholders may experience dilution. For example, as a result of our April 2024 Registered Direct Offering, July 2024 Offering, October 2024 Offering, and January 2025 Offering, our investors experienced dilution of their ownership interests. We may sell additional shares of our common stock or other securities convertible or exchangeable into common stock in future equity offerings at a price per share that is less than the price per share paid by investors in previous equity offerings, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

Servicing the Debentures requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our obligations under the Debentures or our other permitted indebtedness.
Our ability to make scheduled payments of principal or default interest, if any, or to refinance the Debentures or our other permitted indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. As of December 31, 2024, we had aggregate principal amount outstanding under the Debentures of $15.5 million. Notwithstanding the Debentures Amendment pursuant to which we agreed to modify certain terms of the Debentures, including to: reduce the maximum monthly redemption payable to investors from $1.0 million to $0.5 million from January 2025 to July 2025 and increase the maximum monthly redemption payable to investors from $1.0 million to $1.4 million beginning in August 2025 until the Debentures are repaid in full, our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the Debentures or our other permitted indebtedness. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Following July 31, 2025, we may only prepay the Debentures in full without the consent of the holders under certain circumstances, and our ability to refinance the Debentures or our other permitted indebtedness will also depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Debentures or our other indebtedness. As of December 31, 2024, there is substantial doubt about our ability to continue as a going concern and servicing the Debentures continues to impact our cash flow and liquidity.
The terms of the Debentures and the Debenture Purchase Agreement restrict our current and future operations. Upon an event of default under the Debentures, we may not be able to make any accelerated payments under the Debentures or our other permitted indebtedness.
The Debentures and the Debenture Purchase Agreement contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest. In particular, the Debentures contain customary affirmative and negative covenants (including covenants that limit our ability to incur debt, make investments, transfer assets, engage in certain transactions with affiliates and merge with other companies, in each case, other than those permitted by the Debentures, and events of default, and the Debentures and the Debenture Purchase Agreement contains customary covenants (including covenants that limit our ability to issue additional securities during specified periods and enter into variable rate transactions). Furthermore, we will be required to maintain cash or investments subject to account control agreements in favor of the purchaser in a minimum amount equal to the lesser of (i) $11.0 million and (ii) the then outstanding balance of the Debentures. Our ability to meet the financial tests under the Debentures can be affected by events beyond our control, and we may be unable to meet them.
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
As of December 31, 2024, we had federal and state tax net operating loss carryforwards of $488.3 million and $195.0 million, respectively. The federal tax loss carryforwards include $446.7 million that do not expire, but utilization of such tax loss carryforwards is limited to 80% of our taxable income. The remaining federal tax loss carryforwards of $41.6 million begin to expire in 2027 unless previously utilized. Our state tax loss carryforwards began to expire in 2024 and will continue to expire unless previously utilized. As of December 31, 2024, we also had federal and California research credit carryforwards of $7.1 million and $10.2 million, respectively. The federal research credit carryforwards begin to expire in 2027 unless previously utilized. The California research credits carry forward indefinitely.

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
In addition, in connection with any such transactions, we may also issue equity securities in a dilutive manner, incur additional debt, assume contractual obligations or liabilities or expend significant cash. Such transactions could harm our operating results and cash position, negatively affect the price of our stock and cause dilution to our current stockholders. For example, in connection with the amendment of our Debentures on December 31, 2024, we issued approximately 83,000 shares of our common stock (as adjusted for the reverse stock split), in our acquisition of Lineagen, a U.S.-based provider of proprietary molecular diagnostics services for individuals presenting with certain neurodevelopmental disorders, we issued approximately 10,000 shares of our common stock (as adjusted for the reverse stock split), in our acquisition of BioDiscovery, a U.S.-based software company with solutions for analysis, interpretation and reporting of genomics data, we paid upfront consideration consisting of a combination of approximately $52.3 million in cash and approximately 5,000 shares of our common stock (as adjusted for the reverse stock split), and in our acquisition of Purigen, a U.S-based DNA and RNA extraction company, we paid upfront consideration of approximately $32.0 million in cash. In connection with the acquisition of BioDiscovery, we issued an additional approximately 8,000 shares of our common stock (as adjusted for the reverse stock split) subject to vesting based on continued service of a key employee. These shares vested in full on October 4, 2022.
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
In addition, we may not achieve the revenues, growth prospects and synergies expected from these recent acquisitions, and any such benefits we do achieve may not offset our increased costs, resulting in an impairment of goodwill or other assets that were acquired. For example, we fully impaired goodwill in 2023 and further impaired all of the Purigen and Lineagen intangible assets in 2024. For any future acquisitions, we may similarly be unable to achieve revenue, growth prospects and synergies in a manner consistent with our expectations. Our failure to do so could adversely affect our business, operating results and financial condition.
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
In March 2021, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) which provides for the sale, in our sole discretion, of shares of our common stock having a maximum aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal, which we amended in March 2023 to decrease the maximum aggregate offering price to $200.0 million for sales made on and after the date of the amendment (the “Cowen ATM”). For the year ended December 31, 2024, we sold approximately 0.5 million shares of common stock (as adjusted for the reverse stock split) under the Cowen ATM for gross proceeds of approximately $21.4 million before deducting offering costs. On February 4, 2025, the Company provided notice of its termination, effective February 14, 2025, of the Cowen ATM.
Further, the exercise of the Registered Warrants (as defined below) issued in the October 2023 Offering (as amended in February 2024 and as defined below)) will dilute the ownership interests of existing stockholders to the extent we deliver shares upon exercise of the Registered Warrants. In addition, the existence of the Debentures and Registered Warrants may encourage short selling by market participants because the conversion of the Debentures and exercise of the Registered Warrants could be used to satisfy short positions, or anticipated conversion of the Debentures or exercise of the Registered Warrants into shares of our common stock could depress the price of our common stock. In addition, we issued shares of our common stock in connection with our acquisitions of Lineagen and BioDiscovery. We also issued shares of our common stock in connection with the April 2024 Registered Direct Offering pursuant to which we agreed to issue and sell to certain institutional investors (i) an aggregate of approximately 109,000 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of approximately 37,000 shares of common stock and (iii) warrants to purchase up to approximately 146,000 shares of common stock (in each case, as adjusted for the reverse stock split). Additionally, we issued shares of our common stock in connection with the July 2024 Registered Direct Offering pursuant to which we agreed to issue and sell to certain institutional investors (i) an aggregate of approximately 195,000 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of approximately 97,000 shares of common stock and (iii) warrants to purchase up to approximately 584,000 shares of common stock (in each case, as adjusted for the reverse stock split). In connection with the October 2024 Offering, we agreed to issue and sell to certain institutional investors (i) an aggregate of approximately 165,000 shares of common stock and (ii) warrants to purchase up to approximately 330,000 shares of common stock (in each case, as adjusted for the reverse stock split). In connection with the January 2025 Offering, we agreed to issue and sell to certain institutional investors (i) an aggregate of approximately 382,000 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of approximately 280,000 shares of common stock, and (iii) warrants to purchase up to approximately 661,000 shares of common stock (in each case, as adjusted for the reverse stock split).
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
In order to provide persons who have a responsibility for our management and/or growth with additional incentive, to increase their proprietary interest in our success, and to support and increase our ability to attract and retain individuals of exceptional talent, we maintain multiple equity incentive plans. As of December 31, 2024, we had outstanding equity awards underlying those plans accounting for 0.1 million underlying shares (as adjusted for the reverse stock split). The total number of shares of our common stock available for the grant of awards under these plans is approximately 53,000, 1,000 and 5,000 (as adjusted for the reverse stock split) for our 2018 Equity Incentive Plan, as amended, 2018 Employee Stock Purchase Plan and 2020 Inducement Plan, as amended, respectively, subject to adjustment, including pursuant to automatic “evergreen” increases in certain of our plans. We may also adopt one or more additional employee equity benefit plans in the future. The issuance of shares under an employee equity benefit plan may result in substantial dilution to the interests of other stockholders.

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
Although we believe that our current assays and our planned future assays represent a promising commercial opportunity, our products or assays may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to further establish a market for our products and diagnostic assays and build that market through physician education, awareness programs and the publication of clinical trial results. Gaining acceptance in medical communities requires, among other things, publications in leading peer-reviewed journals of results from studies using our current products, assays and services and/or our planned future products, assays and services. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have future studies published or studies published in peer-reviewed journals, or the publication of other studies in peer-reviewed journals that contradict our previously published studies, could limit the adoption of our current products, assays and services and our planned future products, assays and services. For example, during 2024, we phased out the offerings of Bionano Laboratories of certain testing services related to NDDs, including ASDs, and other disorders of childhood development. In 2023, these products generated approximately $7.0 million of our overall $36.1 million in revenues, and in 2024, these revenues were immaterial.
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
•the success of our sales efforts;
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
In the near term, sales of our OGM systems, Ionic® Purification system, VIA™ software, consumables and genome analysis services will depend on levels of research and development spending by clinical research laboratories, academic and governmental research institutions and biopharmaceutical companies, a reduction in which could limit demand for our technologies and products and adversely affect our business and operating results.
In the near term, we expect that our revenue from sales of our OGM systems, Ionic® Purification system, VIA™ software, consumables and OGM services will be derived primarily from sales to academic and governmental research institutions, and academic and commercial clinical laboratories, as well as biopharmaceutical and contract research companies worldwide for research applications. The demand for our products and technologies will depend in part upon the research and development budgets of these customers, which are impacted by factors beyond our control, such as:
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
•our ability to successfully market our products;
•successfully commercialize new technologies in a timely manner, price them competitively and manufacture and deliver sufficient volumes of new products of appropriate quality on time; and
•customers’ willingness to adopt new technologies.

In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products and technologies that do not lead to significant revenue. For example, we completed the Purigen acquisition in November 2022 and have devoted and will need to continue to devote time and resources in order to further develop and integrate Purigen’s Ionic® Purification system for our current and anticipated product offerings. We may be unsuccessful in achieving our desired results or in marketing such solutions to our future customers. Even if we successfully innovate and develop new products and technologies and product and technological enhancements, we may incur substantial costs in doing so, and our profitability may suffer.
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
We have limited experience marketing and selling our products and technologies. We currently sell our OGM systems and Ionic® Purification system for RUO through our direct field sales and support organizations located in North America and Europe and third-party distributors in additional major markets such as Australia, China, Japan and South Korea.
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
We rely on a single contract manufacturer for our OGM systems and a limited number of contract manufacturers for our chip consumables. If any of these manufacturers should fail or not perform satisfactorily, our ability to supply these products would be negatively and adversely affected.
We currently rely on a single contract manufacturer to manufacture and supply all of our OGM-based instruments and our Ionic® Purification instruments. In addition, we rely on a limited number of contract manufacturers to manufacture and supply all of our chip consumables. Since our contracts with these manufacturers do not commit them to supply quantities beyond the amounts included in our purchase orders, and do not commit them to carry inventory or make available any particular quantities, these contract manufacturers may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. If any of these manufacturers were to be unable to supply our OGM-based instruments, Ionic® Purification instruments or chip consumables, our business would be harmed.
In the event it becomes necessary to utilize different contract manufacturers for our OGM-based instruments, Ionic® Purification instruments or chip consumables, we would experience additional costs, delays and difficulties in doing so as a result of identifying and entering into an agreement with a new supplier as well as preparing such new supplier to meet the logistical requirements associated with manufacturing our units, and our business would suffer. We may also experience additional costs and delays in the event we need access to or rights under any intellectual property of these current manufacturers.
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
During the years ended December 31, 2024 and 2023, approximately 64% and 56%, respectively, of our revenue was generated from customers located outside of the United States. We believe that a substantial percentage of our future revenue will continue to come from international sources as we maintain our existing overseas operations and aim to develop opportunities in additional areas. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:
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
Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including as a result of the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and conflicts in the Middle East, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
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

In the past few years, numerous U.S. states – including California, Virginia, Colorado, Connecticut, and Utah - have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA allows for fines for noncompliance (up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages). While these laws exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties with whom we work. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.
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
We face significant competition in the life sciences research and diagnostic markets. We currently compete with both established and early-stage companies that design, manufacture and market systems and consumable supplies. We believe our principal competitors in the life sciences research and genome mapping markets include Nabsys, PacBio, Oxford Nanopore Technologies, Qiagen, Dovetail Genomics (now part of Cantata Bio), and Arima. In addition, the existing incumbent technologies such as karyotyping and FISH are well established and, in many cases, need to be displaced for Bionano products to be adopted. Further, there are a number of new market entrants in the process of developing novel technologies for the life sciences research, diagnostic and screening markets.
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
In Europe, coverage for molecular diagnostic testing is varied. Countries with statutory health insurance (e.g., Germany, France, The Netherlands) tend to be more progressive in technology adoption with favorable reimbursement for molecular diagnostic testing. In countries such as the UK with tax-based insurance, adoption and reimbursement for molecular diagnostic testing is not uniform and is influenced by local budgets.
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
We are subject to the Clinical Laboratory Improvement Amendment of 1988, or CLIA, which is a federal law regulating clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. Our clinical laboratory is located in San Diego and must be certified under CLIA in order for us to perform testing on human specimens. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We have a current certificate of compliance under CLIA to perform cytogenetics. To renew this certificate, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make periodic inspections of our clinical laboratory outside of the renewal process. The failure to comply with CLIA requirements can result in enforcement actions, including the revocation, suspension, or limitation of our CLIA certificate of compliance, as well as a directed plan of correction, state on-site monitoring, civil money penalties, civil injunctive suit and/or criminal penalties. We must maintain CLIA compliance and certification to be eligible to bill for assays provided to Medicare beneficiaries. If we were to be found out of compliance with CLIA program requirements and subjected to sanctions, our business and reputation could be harmed. Even if it were possible for us to bring our laboratory back into compliance, we could incur significant expenses and potentially lose revenue in doing so.
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
We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We have developed a global patent portfolio that includes more than 135 issued patents across approximately 30 patent families that are either owned or exclusively licensed. The owned and licensed patent families contain issued patents and pending applications that relate to devices, systems, and methods for macromolecular analysis, isolation and purification of molecules, genetic testing, computer software systems and reflect our active and ongoing research programs. We also were the assignee of more than 50 pending patent applications in and outside the United States. If we fail to protect and/or maintain our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, and/or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.
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
We depend on intellectual property that is licensed to us by third parties. Loss of our rights to such licensed intellectual property or our inability to enter into necessary licenses on acceptable terms may have an adverse impact on our results of operation.
We are a party to a number of agreements that include licenses to intellectual property, including non-exclusive licenses. We may need to enter into additional license agreements in the future. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.
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
Our stock price has been and may continue to be volatile. The daily closing market price for our common stock has varied significantly in the last 12 months, ranging between a high price of $68.99 on May 15, 2024 and a low price of $3.25 on March 20, 2025 and March 21, 2025 (as adjusted for the reverse stock split effectuated on January 24, 2025). During this time, the price per share of common stock has ranged from an intra-day low of $3.16 per share to an intra-day high of $72.59 per share (as adjusted for the reverse stock split effectuated on January 24, 2025).
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
•the failure of our customers to obtain and/or maintain coverage and adequate reimbursement for their services using our OGM systems, Ionic® Purification systems or our VIA™ software;
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
The reverse stock splits we implemented may not achieve the intended results and the market price of our common stock may be materially and negatively impacted.
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
At our Special Meeting of Stockholders held on January 15, 2025, our stockholders approved a proposal for a series of alternate amendments to our Amended and Restated Certificate of Incorporation, as amended, to effect, at the option of our board of directors, a reverse stock split of our common stock at a ratio between 1-for-25 and 1-for-75, inclusive, as determined by our board of directors in its sole discretion. On January 15, 2025, our board of directors approved a reverse stock split at a ratio of 1-for-60, and on January 24, 2025, we filed a certificate of amendment to effect the reverse split ratio chosen by our board of directors.
We cannot assure you that we will achieve any of the intended results of the reverse stock splits, including improved marketability and liquidity of our common stock, maintaining compliance with Nasdaq listing standards and encouraging trading in our common stock by long-term investors. Accordingly, the market price and the value of your investment could be materially and negatively impacted.
The effective increase in the number of shares of our common stock available for issuance as a result of the reverse stock splits could result in further dilution to our existing stockholders and have anti-takeover implications.
The total number of authorized shares of our common stock was not proportionately reduced in connection with our reverse stock splits. As a result, the reverse stock splits increased the number of shares of our common stock (or securities convertible or exchangeable for our common stock) available for issuance by decreasing the number of shares of our common stock issued and outstanding. The additional available shares are available for issuance from time to time at the discretion of our board of directors when opportunities arise, without further stockholder action, except as may be required for a particular transaction by law, the rules of any exchange on which our securities may then be listed, or other agreements or restrictions. Any issuance of additional shares of our common stock would increase the number of outstanding shares of our common stock and (unless such issuance was pro-rata among all existing stockholders) the percentage ownership of existing stockholders would be diluted accordingly. In addition, any such issuance of additional shares of our common stock could have the effect of diluting the earnings per share and book value per share of outstanding shares of our common stock.
Additionally, such effective increase in the number of shares of our common stock available for issuance could, under certain circumstances, have anti-takeover implications. For example, without further stockholder approval, our board of directors could adopt a “poison pill” which would, under certain circumstances related to an acquisition of our securities that is not approved by the board of directors, give certain holders the right to acquire additional shares of our common stock at a low price. Our board of directors also could strategically sell shares of common stock in a private transaction to purchasers who would oppose a takeover or favor the current board of directors. Although the reverse stock splits were prompted by business and financial considerations, you should be aware the reverse stock splits could facilitate future efforts by us to deter or prevent changes in control, including transactions in which you might otherwise receive a premium for your shares over then current market prices.
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
While we implemented a reverse stock split, effective August 4, 2023 that temporarily enabled us to satisfy the Minimum Bid Price Requirement, on July 11, 2024, we received another letter (the “Second Notice”) from Nasdaq advising us that for 30 consecutive trading days preceding the date of the Second Notice, the bid price of our common stock had closed below the Minimum Bid Price Requirement. The Second Notice had no effect on the listing of our common stock, and our common stock continues to trade on Nasdaq under the symbol “BNGO.”
Even though we have implemented another reverse stock split, effective January 24, 2025, and received a letter from Nasdaq on February 10, 2025 that regained compliance with the Minimum Bid Price Requirement, we cannot assure you that we will be able to continue to satisfy the Minimum Bid Price Requirement or each other Nasdaq requirement for continued listing. If we fail to satisfy any Nasdaq requirement for continued listing, Nasdaq staff could provide notice that our common stock may become subject to delisting. Accordingly, there can be no guarantee that we will be able to maintain our Nasdaq listing. If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in our securities at all. Moreover, any such delisting could trigger a default or event of default under certain agreements that we have in place with third parties. Delisting could also cause a loss of confidence of our customers, collaborators, vendors, suppliers and employees, which could harm our business and future prospects.
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
In addition, as of the date of this Annual Report, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of an aggregate of approximately 127,000 shares of common stock (as adjusted for the reverse stock split) subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. We also intend to file future registration statements on Form S-8 under the Securities Act registering the issuance of additional shares of common stock, including because the number of shares that may be issued under certain employee equity benefit plans automatically increase as a result of the operation of certain “evergreen” provisions in our equity plans. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 in the case of our affiliates. Further in connection with the Private Placement completed in October 2023, we filed a Form S-3 to enable the purchasers to resell the shares underlying the Private Placement Notes and the Private Placement Warrants (as defined in Note 9 (Debt) to our consolidated financial statements). Following the redemptions in February and May 2024, the High Trail Private Placement Notes and the High Trail Registered Notes have been canceled. However, the purchaser retains the Private Placement Warrants to purchase up to approximately 113,000 shares of our common stock (as adjusted for the reverse stock split). Further, in connection with the April 2024 Registered Direct Offering, we issued and sold, among other things, warrants to purchase approximately 146,000 shares of our common stock (as adjusted for the reverse stock split); in connection with the July 2024 Offering, we issued and sold, among other things, warrants to purchase approximately 584,000 shares of our common stock (as adjusted for the reverse stock split) following stockholder approval; in connection with the October 2024 Offering, we issued and sold, among other things, warrants to purchase approximately 330,000 shares of our common stock (as adjusted for the reverse stock split) following stockholder approval; and in connection with the January 2025 Offering, we issued and sold, among other things, warrants to purchase approximately 661,000 shares of our common stock (as adjusted for the reverse stock split) following stockholder approval.
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
Our board of directors has established a strategy committee to work with the Company and outside advisors in evaluating our options and considering alternatives that we believe will maximize stockholder value. We expect to devote substantial time and resources to exploring strategic alternatives that our Board believes will maximize stockholder value. Despite management devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that we will be able to successfully consummate any particular strategic transaction on attractive terms, on a timely basis, or at all. For example, certain types of strategic transactions may require third-party consents, such as stockholder approval, which could be difficult or costly to obtain. We have not set a timetable for completion of this strategic review process, and our Board has not approved a definitive course of action. Additionally, there can be no assurance that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any cash distributions to our stockholders.
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
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Principal Financial Officer (“PFO”) who serves as our CISO. Our CISO relies on both internal and external cybersecurity resources to manage overall cybersecurity risks.
The Company’s PFO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. The Company’s PFO is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including IT security leadership, the PFO, CEO, General Counsel (“GC”) and third-party consultants as needed. IT security leadership, the PFO, CEO and GC work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response plan includes reporting to the Audit Committee for certain cybersecurity incidents.
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
In August 2020, through the acquisition of Lineagen we obtained a lease for approximately 9,710 square feet of office space in Salt Lake City, Utah under a non-cancelable operating lease that was to expire December 2026. We conducted part of our Bionano Laboratories business at this property. In connection with the Company’s restructuring initiatives, the Company entered into a lease termination agreement on February 28, 2024 with the landlord for the facility in Salt Lake City. The Company continued to lease the property through the end of June 2024.
In October 2021, through the acquisition of BioDiscovery, we obtained a finance lease for approximately 4,786 square feet of office space in El Segundo, California that expires in February 2041.
In November 2022, through the acquisition of Purigen, we obtained an operating lease for approximately 16,165 square feet of office and laboratory space in Pleasanton, California that was to expire in July 2027. In January 2025, the Company entered into a lease termination agreement with the landlord for the facility in Pleasanton, California. The Company continued to lease the property through the end of January 2025.
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
Common Stock Holders
As of March 24, 2025, there were approximately 24 holders of record of our common stock. Certain shares of our common stock are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Recent Sales of Unregistered Securities
All unregistered sales of equity securities during the year ended December 31, 2024 have been previously reported.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together in conjunction with our financial statements and the related notes included elsewhere in this Annual Report. All dollar amounts and share counts presented below have been rounded to the nearest thousand and, thus are approximate. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the risks described in Part I, Item 1A Risk Factors and elsewhere in this Annual Report.
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
We expect to see OGM adoption in cytogenomics, discovery research and cell bioprocessing quality control (“QC”). Within cytogenetics and molecular pathology, we estimate the number of cytogenetic labs on a worldwide basis (excluding India and developing countries) to be approximately 10,000. We estimate that these labs analyze approximately 10.0 million samples per year. Additionally, we estimate the number of pharmaceutical and biotech companies that are engaged in research and development of various cell therapies that rely on methods, including cytogenetics, for QC of the cell modification and manufacturing process to be approximately 1,400. Based on these estimates, we believe the economic potential for OGM in these markets is approximately $10.0 billion annually, $3.0 billion of which we attribute to cell bioprocessing QC. We believe there are additional potential future market opportunities for OGM including newborn screening, population genomics, and neurological and cardiological risk assessment which are not included in our estimates above. Additionally, we believe the market for our platform-agnostic software solution, which can be used in next-generation sequencing and microarray data analysis, includes the clinical NGS market estimated to be $3.4 billion in 2024 and growing at a 20% compound annual growth rate.
We have incurred losses in each year since our inception. Our net losses were $112.0 million and $232.5 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $693.2 million.
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
We will continue to seek to raise additional capital, but without sufficient additional financing in the near term we will not be able to continue as a going concern. If we are unable to continue as a going concern, we may have to reorganize or liquidate our business and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors may lose all or a part of their investment. The board of directors has established a strategy committee to work with the Company and outside advisors in evaluating our options and considering alternatives that we believe will maximize stakeholder value, including any of the following or a combination thereof: debt financing, equity investments, combinations with other companies, or the sale of all or part of the company. There can be no assurances that any transactions will be available to us or completed and if we are not able to raise sufficient additional capital in the very near term to fund our operation, we may seek relief available under applicable insolvency laws. We do not intend to make further announcements regarding this process unless and until the board of directors approves a specific transaction or otherwise determines that further disclosure is appropriate.

Macroeconomic and Geopolitical Developments
We are subject to additional risks and uncertainties as a result of adverse geopolitical and macroeconomic developments, such as recent and potential future bank failures, the ongoing conflicts between Ukraine and Russia and in the Middle East, related sanctions, and any effects of global pandemics and uncertain market conditions, including inflation and supply chain disruptions, which, have not had a material impact on our business and financial results to date, but could result in a material impact to our business or financial results in the future. Additionally, we have experienced a slowdown in our Asia Pacific business, including as a result of headwinds in the region, which negatively impacted our manufacturing partners who are reliant on government funding. While our manufacturing partners in the Asia Pacific region have obtained some approvals from the National Medical Products Administration, and are waiting on more, we do not anticipate that the funding headwinds will change in the near term.
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
We closely monitor and comply with various applicable guidelines and legal requirements in the jurisdictions in which we operate. In the past, we have experienced supply chain challenges, attributable to such adverse geopolitical and macroeconomic developments including increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. During the year ended December 31, 2024, we did not experience material increases in our supply chain costs, but we may experience such increases in future fiscal periods. We expect our costs to remain high for the foreseeable future. As global economic conditions recover, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. For instance, product demand may be reduced due to an economic recession, a decrease in corporate capital expenditures, prolonged unemployment, high inflation rates, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic developments, or any similar negative economic condition. These negative effects could have a material impact on our operations, business, earnings, and liquidity.
Recent Developments
In March 2024 and September 2024, we announced restructuring plans that aimed to reduce annualized operating expenses by approximately $35.0 to $40.0 million starting in the second half of 2024, and by an additional $25.0 million to $30.0 million beginning in the fourth quarter of 2024. As part of the plans, we reduced our overall headcount by approximately 120 and 83 employees, respectively. In addition, we have phased out the offerings of Bionano Laboratories for certain testing services related to neurodevelopmental disorders, including autism spectrum disorders and other disorders of childhood development. These measures were incremental to the cost saving initiatives previously announced in May 2023 and October 2023. See Note 11 (Commitments and Contingencies) to our consolidated financial statements included elsewhere in this Annual Report for additional information.
As part of the plans we have also made a change in our business strategy and refocused our efforts on the current installed base of OGM systems with less emphasis on new placements of OGM systems and more emphasis on ensuring customers are able to maximize their utilization of the OGM systems.

Financial Overview
Revenue
We generate product revenue from sales of our OGM and Ionic® Purification systems and consumables, which includes our instruments, and our VIA™ software. At the end of July 2023 we began installations of VIA™ software as a replacement to NxClinical software. Like NxClinical, VIA has a simple integrated workflow for visualization, interpretation and reporting of NGS and microarray data. VIA additionally incorporates OGM data to that workflow creating a standard software tool for use across molecular pathology and cytogenomics applications. We currently sell our systems for research use only applications and our customers are primarily laboratories associated with academic and governmental research institutions, academic and commercial clinical laboratories, as well as pharmaceutical, biotechnology and contract research companies. In addition, we provide instruments to certain customers at no cost under our reagent rental program, and the customers agree to purchase minimum quantities of consumables. Consumable revenue consists of sales of reagents and chips necessary to process a sample. Sales of our VIA™ software, which provides customers with solutions for analysis, interpretation and reporting of genomics data, are made on a subscription basis. We generate service revenue from the sale of diagnostic testing services through Bionano Laboratories, as well as services performed related to customer sample evaluations using an OGM system. Other revenue consists of warranty and other service-based revenue, including support, repair and maintenance services.

The following table presents our revenue for the periods indicated:

	Years Ended December 31,
	2024	2023

Product revenue	$27,008,000	$26,727,000
Service and other revenue	3,768,000	9,389,000
Total	$30,776,000	$36,116,000
The following table reflects total revenue by geography and as a percentage of total revenue, based on the billing address of our customers. Americas consists of North America and South America. EMEA consists of Europe, Middle East and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, Australia and India.

	Years Ended December 31,
	2024		2023
	$	%	$	%
Americas	$13,649,000	44.3%	$18,020,000	49.9%
EMEA	14,234,000	46.3%	12,963,000	35.9%
Asia Pacific	2,893,000	9.4%	5,133,000	14.2%
Total	$30,776,000	100%	$36,116,000	100%
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
Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2024 and 2023:

	Years Ended December 31,		Period-to-Period Change
	2024	2023	$	%
Revenues:
Product revenue	$27,008,000	$26,727,000	$281,000	1%
Service and other revenue	3,768,000	9,389,000	(5,621,000)	(60)%
Total revenue	30,776,000	36,116,000	(5,340,000)	(15)%
Cost of revenue:
Cost of product revenue	28,449,000	20,415,000	8,034,000	39%
Cost of service and other revenue	1,947,000	6,135,000	(4,188,000)	(68)%
Total cost of revenue	30,396,000	26,550,000	3,846,000	14%
Research and development	24,803,000	54,032,000	(29,229,000)	(54)%
Selling, general and administrative	51,855,000	92,758,000	(40,903,000)	(44)%
Goodwill Impairment	—	77,280,000	(77,280,000)	(100)%
Intangible assets and other long-lived assets impairment	19,683,000	—	19,683,000	100%
Restructuring costs	8,022,000	741,000	7,281,000	983%
Total operating expenses	104,363,000	224,811,000	(120,448,000)	(54)%
Loss from operations	(103,983,000)	(215,245,000)	111,262,000	(52)%
Other income (expenses):
Interest income	2,101,000	3,311,000	(1,210,000)	(37)%
Other expenses	(10,102,000)	(20,497,000)	10,395,000	(51)%
Total other income (expenses)	(8,001,000)	(17,186,000)	9,185,000	(53)%
Loss before income taxes	(111,984,000)	(232,431,000)	120,447,000	(52)%
Benefit (provision) for income taxes	(33,000)	(62,000)	29,000	(47)%
Net loss	$(112,017,000)	$(232,493,000)	$120,476,000	(52)%

Revenue

	Years Ended December 31,		Period-to-Period Change
	2024	2023	$	%
Instruments	$8,043,000	$9,999,000	$(1,956,000)	(20)%
Consumables	12,773,000	11,157,000	1,616,000	14%
Software	6,192,000	5,571,000	621,000	11%
Total product revenue	27,008,000	26,727,000	281,000	1%
Services and other	3,768,000	9,389,000	(5,621,000)	(60)%
Total revenue	$30,776,000	$36,116,000	$(5,340,000)	(15)%

Total revenue decreased $5.3 million, or 15% to $30.8 million for the year ended December 31, 2024, as compared to $36.1 million for the same period in 2023, driven primarily by a decrease in service and other revenue.
Instrument revenue decreased $2.0 million, or 20%, to $8.0 million for the year ended December 31, 2024, as compared to $10.0 million for the year ended December 31, 2023, due to a decrease in the number of OGM and Ionic® instruments sold. For the year ended December 31, 2024, our installed base grew to 371 OGM systems compared to the 326 OGM systems for the year ended December 31, 2023, which only represented a 14% increase year-over-year as compared to a 36% year-over-year increase in the prior year. In September 2024, we announced a change in our business strategy to focus on driving utilization and adoption of OGM from our existing installed base, with less emphasis on new placements of our OGM systems. We anticipated that this change in strategy would slow the pace of our revenue growth when compared to historical growth rates and that the reduced pace of our revenue growth will continue into 2025.

Consumables revenue increased $1.6 million, or 14%, to $12.8 million for the year ended December 31, 2024, as compared to $11.2 million for the year ended December 31, 2023. The increase in consumable revenue is in-line with the increase in flowcells sold. For the year ended December 31, 2024, total flowcells sold reached 30,307, an increase of approximately 15% from the 26,444 flowcells sold during the year ended December 31, 2023.
Software revenue increased $0.6 million, or 11%, to $6.2 million for the year ended December 31, 2024, as compared to $5.6 million for the year ended December 31, 2023. The increase is attributed to an increase in sales of our VIA™ software.
Service and other revenue decreased $5.6 million, or 60%, to $3.8 million for the year ended December 31, 2024, as compared to $9.4 million for the year ended December 31, 2023, which is the result of discontinuing sales of certain clinical service offerings from Bionano Laboratories effective March 2024. Such clinical service offerings from Bionano Laboratories contributed $1.7 million in revenue for the year ended December 31, 2024, as compared to $7.1 million for the same period in 2023. We expect service and other revenue to decline in 2025 relative to 2024 as these service offerings have been fully phased out as of December 31, 2024.
Cost of Revenue, Gross Profit, and Gross Margin

	Years Ended December 31,		Period-to-Period Change
	2024	2023	$	%
Cost of revenue:
Cost of product revenue	28,449,000	20,415,000	8,034,000	39%
Cost of service and other revenue	1,947,000	6,135,000	(4,188,000)	(68)%
Total cost of revenue	30,396,000	26,550,000	3,846,000	14%

Gross profit (loss):
Product	$(1,441,000)	$6,312,000	$(7,753,000)	(123)%
Service and other	1,821,000	3,254,000	(1,433,000)	(44)%
Total gross profit	$380,000	$9,566,000	$(9,186,000)	(96)%

Gross margin:
Product	(5)%	24%
Service and other	48%	35%
Total gross margin	1%	26%
Cost of product revenue increased by $8.0 million, or 39%, to $28.4 million for the year ended December 31, 2024, compared to $20.4 million for the year ended December 31, 2023. The increase in cost of product revenue was due to higher sales of consumables offset by lower sales of instruments. In addition, for the year ended December 31, 2024, $9.8 million in total expenses were recognized to write-off excess Saphyr® instrument spare parts and other obsolete inventory for $7.2 million as well as dispose of reagent rentals that were underutilized for $2.6 million. We expect cost of product revenue to fluctuate with the volume of product sales. Underperforming assets that were subject to impairment are included in the install base.
Cost of service and other revenue decreased $4.2 million, or 68%, to $1.9 million for the year ended December 31, 2024, compared to $6.1 million for the year ended December 31, 2023. The decrease in cost of service and other revenue was primarily due to discontinuing sales of certain clinical service offerings from Bionano Laboratories effective March 2024. We expect cost of service and other revenue to remain relatively flat in 2025 as these service offerings have been fully phased out as of December 31, 2024.
Product gross profit decreased $7.8 million, or 123%, to $(1.4) million for the year ended December 31, 2024, compared to $6.3 million for the year ended December 31, 2023. The decrease in product gross profit was primarily due to $9.8 million in total expenses recognized to write-off excess Saphyr® instrument spare parts and other obsolete inventory for $7.2 million as well as dispose of reagent rentals that were underutilized for $2.6 million.
Service and other gross profit decreased by $1.4 million, or 44%, to $1.8 million for the year ended December 31, 2024, compared to $3.3 million for the year ended December 31, 2023. The decrease in service and other gross profit was primarily due to discontinuing sales of certain clinical service offerings from Bionano Laboratories effective March 2024. We expect service and other gross profit to decline in 2025 relative to 2024 as these service offerings have been fully phased out as of December 31, 2024.

Research and Development Expenses
Research and development (“R&D”) expenses decreased by $29.2 million, or 54%, to $24.8 million for the year ended December 31, 2024, as compared to $54.0 million for the same period in 2023. The decrease was partially due to decreases of $16.1 million in salaries, wages and benefits driven by headcount reductions announced throughout 2023 and 2024 and $7.7 million in professional and consulting fees, including decreases in costs incurred to support clinical research studies, Stratys™ development, foundry expenses, and cloud computing. Lastly, we reduced information technology and rent and facility costs by $0.8 million, and we reduced our internal consumption of inventory, materials and supplies by $4.2 million. We anticipate that R&D expenses will continue to decrease throughout 2025 as a result of our cost saving initiatives announced in March and September 2024.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased $40.9 million, or 44%, to $51.9 million for the year ended December 31, 2024, as compared to $92.8 million for the same period in 2023. The decrease was primarily due to a $21.0 million decrease in salaries, wages and benefits driven by headcount reductions announced in 2023 and 2024, a $9.4 million decrease in the gain/loss recorded on fair value of the contingent consideration due for Purigen and BioDiscovery milestones, a $8.9 million decrease in professional and consulting fees which is primarily marketing, software, and legal expenses, and a $2.6 million decrease in travel and entertainment. We anticipate that SG&A expenses will continue to decrease throughout 2025 as a result of our cost saving initiatives announced in March and September 2024.
Goodwill impairment
Goodwill of $77.3 million was fully impaired during the year ended December 31, 2023.
Intangible assets and other long-lived assets impairment
The Company recognized $19.7 million in impairment losses on intangible assets and other long-lived assets during the year ended December 31, 2024 due to our restructuring initiatives and change in business strategy. The Company recognized no additional impairment losses during the year ended December 31, 2023. See Note 2 (Summary of Significant Accounting Policies) to our condensed consolidated financial statements included elsewhere in this Annual Report for further discussion on the impairment charges that were recorded during the period.
Restructuring Costs
Restructuring costs were $8.0 million for the year ended December 31, 2024, as a result of our cost saving initiatives announced in March and September 2024, and $0.7 million for the year ended December 31, 2023, as a result of our cost saving initiatives announced in May and October 2023.
Interest Income
Interest income decreased by $1.2 million, or 37%, to $2.1 million for the year ended December 31, 2024, as compared to $3.3 million for the same period in 2023 resulting from a reduction in investments offset by higher returns. Our total short-term investments balance was $0.3 million as of December 31, 2024, as compared to $48.8 million for the same period in 2023.
Other expenses
Other expense was $10.1 million for the year ended December 31, 2024 compared to $20.5 million for the same period in 2023. The decrease was driven by a net gain on the extinguishment of the High Trail Note and an option (the “Purchase Option”), which expired on the maturity date of the High Trail Notes to purchase up to an additional $25.0 million aggregate principal amount of private placement notes) of $4.0 million, offset by a loss recorded on the issuance of the JGB Debentures of $1.9 million and a loss recorded on the issuance of the High Trail Notes and Purchase Option of $18.8 million (representing a total change in loss on issuance of $16.9 million), an increase in the change in fair value (net gain) of $5.7 million for the convertible High Trail Notes, Purchase Option, and convertible debentures, an increase in interest expense of $2.8 million incurred for the debt issuance costs recorded in connection with the debt instruments, and a loss on extinguishment of $7.3 million for the convertible debentures payable. See Note 9 (Debt) to our consolidated financial statements included elsewhere in this Annual Report for further discussion on the debt transactions that took effect during the year.
Liquidity and Capital Resources
Since our inception, we have incurred net losses and negative cash flows from operations. We incurred net losses of $112.0 million and $232.5 million, and used $68.9 million and $125.2 million of cash from our operating activities for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $693.2 million, cash and cash equivalents of $9.2 million, $0.3 million in short-term investments and $11.4 million in restricted cash and cash equivalents and restricted short-term investments.

Sources of Liquidity and Capital Resources
In the years ended December 31, 2024 and 2023, we have generated cash flows from sales of common stock, other equity instruments and the issuance of convertible notes and debentures payable. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments, borrowings from credit facilities and revenue from our commercial operations. See Notes 9 (Debt) and 10 (Stockholder’s Equity and Stock-Based Compensation) to our consolidated financial statements for a discussion of our recent debt and equity activity.
On October 13, 2023, we completed a registered offering (the “October 2023 Registered Offering”) of senior secured convertible notes payable due 2025 (the “High Trail Registered Notes”) and warrants (the “Registered Warrants”) and a concurrent private placement (the “October 2023 Private Placement” and together with the October 2023 Registered Offering, the “October 2023 Offering”) of senior secured convertible notes payable due 2025 (the “High Trail Private Placement Notes” and, together with the High Trail Registered Notes, the “High Trail Notes”) and warrants (the “Private Placement Warrants” and, together with the Registered Warrants, the “Warrants”) and received net proceeds from the sale of the High Trail Notes and the Registered Warrants of approximately $75.2 million, after deducting the offering expenses and placement agent fees.
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

On May 24, 2024, we entered into a securities purchase agreement with certain accredited investors (the “Holders”) and JGB Collateral LLC, as collateral agent for the Holders, for the sale by the Company in a private placement (the “JGB Debentures Offering”) of:
•0.04 million shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and
•Senior Secured Convertible Debentures in the aggregate principal amount of $20.0 million (the “Debentures”), for an aggregate purchase price of $18.0 million.
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
On May 23, 2024, in connection with the JGB Debentures Offering, the Company entered into a redemption agreement with High Trail (“HT Agreement”). Pursuant to the HT Agreement, the Company agreed to redeem the entire outstanding principal amount of $15.3 million under the High Trail Note at a redemption price of 115% for a total redemption payment of $17.6 million (the “Redemption Payment”). Upon High Trail’s receipt of the Redemption Payment on May 24, 2024, the High Trail Note and related Purchase Option to purchase additional High Trail Notes at fair value were cancelled. In addition, the Company agreed to pay High Trail a retirement fee of $2.2 million and to reimburse High Trail for all of its reasonable and documented out-of-pocket expenses incurred with the release and termination of security interests relating to the High Trail Note.
On December 31, 2024, the Company entered into an amendment of the Debentures (the “Amendment”) with the Selling Securityholders. Pursuant to the Amendment, the parties agreed that (i) no amortization payment would be paid in December 2024; (ii) the maximum monthly amortization payments due between January 2025 and July 2025 would be reduced from $1.0 million per month to $0.5 million per month; (iii) the maximum monthly amortization payments due from August 2025 through repayment in full of the principal aggregate amount would be $1.4 million per month; (iv) the conversion price of the Debentures would be reduced from $120.00 to $16.20; and (v) the Debentures will become non-callable by the Company until August 2025. As consideration for the Amendment, the Company issued to the Selling Securityholders approximately 83,000 shares of its common stock (the “Private Placement Shares”).
As of December 31, 2024, the Company reported $20.4 million of Debentures at fair value, which is classified as current on the consolidated balance sheet. Through December 31, 2024, the Company paid $1.2 million in interest and $5.0 million in principal redemption amounts on the Debentures. As of December 31, 2024, the Company may be required to redeem up to $10.4 million of principal and expects to pay an additional $1.3 million in interest on the Debentures in 2025.
See Note 9 (Debt) to our consolidated financial statements included elsewhere in this Annual Report for further information.
On April 4, 2024, the Company entered into a securities purchase agreement (the “April 2024 Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (the “April 2024 Registered Direct Offering”): (i) an aggregate of approximately 109,000 shares of the Company’s common stock (as adjusted for the reverse stock split), (ii) pre-funded warrants to purchase up to an aggregate of approximately 37,000 shares of common stock (as adjusted for the reverse stock split) (the “April Pre-Funded Warrants”), and (iii) warrants to purchase up to approximately 146,000 shares of common stock (as adjusted for the reverse stock split) (the “April Purchase Warrants”). Each share of common stock and each April Pre-Funded Warrant sold pursuant to the April 2024 Purchase Agreement was accompanied by an April Purchase Warrant. The combined purchase price of each share of common stock and accompanying April Purchase Warrant was $68.70 per share. The combined purchase price of each April Pre-Funded Warrant and accompanying April Purchase Warrant was $68.64 (equal to the combined purchase price per share of common stock and accompanying April Purchase Warrant, minus $0.001). The gross proceeds to the Company from the April 2024 Registered Direct Offering was $10.0 million. The Company received net proceeds of $9.3 million after deducting placement agent fees and other offering expenses of $0.7 million payable by the Company.

On July 4, 2024, the Company entered into a securities purchase agreement (the “July 2024 Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue and sell, (i) in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (the “July 2024 Registered Direct Offering”): (a) an aggregate of approximately 195,000 shares of the Company’s common stock (as adjusted for the reverse stock split), and (b) pre-funded warrants to purchase up to an aggregate of approximately 97,000 shares of common stock (as adjusted for the reverse stock split) (the “July Pre-Funded Warrants”), and (ii) in a concurrent private placement (the “Private Placement” and together with the July 2024 Registered Direct Offering, the “July 2024 Offering”), Series A warrants to purchase up to an aggregate of approximately 292,000 shares of common stock (as adjusted for the reverse stock split) (the “Series A Warrants”) and Series B warrants to purchase up to an aggregate of approximately 292,000 shares of common stock (as adjusted for the reverse stock split) (the “Series B Warrants”, and together with the Series A Warrants, the “July Purchase Warrants”). Each share of common stock and each July Pre-Funded Warrant sold pursuant to the July 2024 Purchase Agreement was accompanied by one Series A Warrant and one Series B Warrant. The combined purchase price of each share of common stock and accompanying July Purchase Warrants was $34.260 per share (as adjusted for the reverse stock split). The combined purchase price of each July Pre-Funded Warrant and accompanying July Purchase Warrants was $34.259 (equal to the combined purchase price per share of common stock and accompanying July Purchase Warrant, minus $0.001) (as adjusted for the reverse stock split). The gross proceeds to the Company from the July 2024 Offering were approximately $10.0 million (excluding up to $20.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the July Purchase Warrants issued in the Private Placement), before deducting placement agent fees and other offering expenses payable by the Company. The Company received net proceeds of $9.3 million after deducting placement agent fees and other offering expenses of $0.7 million payable by the Company.
On October 30, 2024, the Company entered into a securities purchase agreement (the “October 2024 Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (the “October 2024 Offering”): (i) an aggregate of approximately 165,000 shares of the Company’s common stock (as adjusted for the reverse stock split), (ii) Series C warrants to purchase up to an aggregate of approximately 165,000 shares of the Company’s common stock (as adjusted for the reverse stock split) (the “Series C Warrants”) and (iii) Series D warrants to purchase up to an aggregate of approximately 165,000 shares of the Company’s common stock (as adjusted for the reverse stock split) (the “Series D Warrants”, and together with the Series C Warrants, the (“October Purchase Warrants”). Each share of common stock sold pursuant to the October 2024 Purchase Agreement was accompanied by one Series C Warrant to purchase one share of common stock and one Series D Warrant to purchase one share of common stock. Each share of common stock and accompanying October Purchase Warrant are immediately separable and were issued separately. The combined purchase price of each share of common stock and accompanying October Purchase Warrant was $18.234 per share (as adjusted for the reverse stock split). The gross proceeds to the Company from the October 2024 Offering were approximately $3.0 million (excluding up to approximately $6.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the October Purchase Warrants), before deducting placement agent fees and other offering expenses payable by the Company.
On January 3, 2025, the Company entered into a securities purchase agreement (the “January 2025 Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (the “January 2025 Offering”) (i) an aggregate of approximately 382,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to an aggregate of approximately 280,000 shares of common stock (as adjusted for the reverse stock split) (the “January Pre-Funded Warrants”) and (iii) warrants to purchase up to an aggregate of approximately 661,000 shares of common stock (as adjusted for the reverse stock split) (the “January Purchase Warrants”). Each share of common stock and each January Pre-Funded Warrant sold pursuant to the January 2025 Purchase Agreement were accompanied by a January Purchase Warrant. Both the shares of common stock and the accompanying January Purchase Warrants, and the January Pre-Funded Warrants and the accompanying January Purchase Warrants were immediately separable and were issued separately. The combined purchase price of each share of common stock and accompanying January Purchase Warrant was $15.120 per share (as adjusted for the reverse stock split). The combined purchase price of each January Pre-Funded Warrant and accompanying January Purchase Warrant was $15.119 (equal to the combined purchase price per share of common stock and accompanying January Purchase Warrant, minus $0.001) (as adjusted for the reverse stock split). The gross proceeds to the Company from the January 2025 Offering were approximately $10.0 million (excluding up to approximately $20.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the January Purchase Warrants which is contingent upon stockholder approval), before deducting placement agent fees and other offering expenses payable by the Company. Each January Purchase Warrant is exercisable for one share of common stock at an exercise price of $15.120 per share beginning on the effective date of stockholder approval of the issuance of the shares of common stock upon exercise of the January Purchase Warrants (the “Stockholder Approval”). The January Purchase Warrants will expire on the five-year anniversary of the Stockholder Approval.
See Note 10 (Stockholder’s Equity and Stock-Based Compensation) to our consolidated financial statements included elsewhere in this Annual Report for further information.

Based on our current business plans, we will continue to require additional capital in the very near term to fund our operating expenses and capital expenditure requirements, or we may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the United States Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any. This estimate assumes the inclusion of the amount equal to the outstanding principal amount of the Debentures. Our existing cash and cash equivalents and short-term investments, will not be sufficient for us to achieve cash-flow break even and we expect to need to seek additional capital. Based on the Company’s current business plans we believe we will be able to fund our operating expenses and capital expenditure requirements into the first quarter of 2026.
Future Capital Requirements
We expect that our near and longer-term liquidity requirements will consist of working capital and general corporate expenses associated with the growth of our business, including, without limitation, expenses associated with scaling up our operations and continuing to increase our manufacturing capacity, sales and marketing expense, increasing market awareness of our products and services to target customers, instrument placements with customers via the reagent rental sales strategy, additional research and development expenses associated with expanding and proving the utility of our offerings, expenses associated with continuing to build out our corporate infrastructure, enhancements to information technology, restructuring and advisory fees, and expenses associated with being a public company. We expect such expenditures to continue throughout 2025.
We had $9.2 million in cash and cash equivalents, $0.3 million short-term investments, and $11.4 million in restricted cash and cash equivalents and restricted short-term investments as of December 31, 2024. The amount we are required to hold as restricted cash or restricted investments is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures. Based on recurring losses from operations incurred since inception and the expectation of continued operating losses, we anticipate our available cash balance will not be sufficient to operate our business for the next twelve months from the issuance of this Annual Report. Accordingly, we determined that there is substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements included in this Annual Report are issued. In order to continue to operate our business beyond that time, we will need to raise substantial additional capital. We are actively evaluating debt and equity financing sources available to us as well as cost reduction strategies, but there can be no assurance that financing will be available on terms acceptable to us, on a timely basis, or at all, or that we are able to effectively reduce our operating expenses. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Any disruptions to, or volatility in, the credit and financial markets or any deterioration in overall economic conditions may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we are unable to raise additional funds through debt or equity financing or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research and development activities or future commercialization efforts. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives.
In addition, our estimate as to the sufficiency of our current cash, cash equivalents and short-term investments and our current operating plan as discussed above are based on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently anticipate. See Note 1 (Organization and Operations) to our consolidated financial statements included elsewhere in this Annual Report for more information. If we are unable to continue as a going concern, we may have to reorganize or liquidate our business and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors may lose all or a part of their investment. The board of directors has established a strategy committee to work with the Company and outside advisors in evaluating our options and considering alternatives that we believe will maximize stakeholder value, including any of the following or a combination thereof: debt financing, equity investments, combinations with other companies, or the sale of all or part of the company. There can be no assurances that any transactions will be available to us or completed and if we are not able to raise sufficient additional capital in the very near term to fund our operation, we may seek relief available under applicable insolvency laws. We do not intend to make further announcements regarding this process unless and until the board of directors approves a specific transaction or otherwise determines that further disclosure is appropriate.

Cash Flows
The following table sets forth the cash flow from operating, investing and financing activities for the periods presented:

	Years Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(68,922,000)	$(125,181,000)
Investing activities	73,839,000	24,158,000
Financing activities	(13,685,000)	113,815,000
Operating Activities
2024 Compared to 2023
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
Net cash used in operating activities was $68.9 million during the year ended December 31, 2024, as compared to $125.2 million during the year ended December 31, 2023. The decrease in cash used in operating activities of $56.3 million was primarily attributed to a decrease in our net loss and a decrease in our working capital usage as a result of our cost saving initiatives that were initiated in March and September of 2024.
Investing Activities
2024 Compared to 2023
Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure, as well as the acquisitions of Lineagen, BioDiscovery and Purigen to grow our business. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. Net cash provided by investing activities was $73.8 million during the year ended December 31, 2024, as compared to $24.2 million provided by investing activities during the year ended December 31, 2023. This increase in cash provided by investment activities of $49.7 million is attributed to an increase in the sales and maturity of available-for-sale securities of $307.0 million as of December 31, 2024, as compared to the sales and maturity of available-for-sale securities of $137.0 million as of December 31, 2023. The increase in cash is offset by an increase in the purchases of available-for-sale securities of $233.0 million as of December 31, 2024, as compared to purchases of available-for-sale securities of $111.3 million as of December 31, 2023.
Financing Activities
2024 Compared to 2023
Net cash used in financing activities was $13.7 million during the year ended December 31, 2024, as compared to net cash provided by financing activities of $113.8 million during the year ended December 31, 2023, a decrease of $127.5 million. During the year ended December 31, 2024, the Company made principal payments of $61.0 million and payments on debt extinguishment costs of $5.4 million towards the High Trail Notes payable, $5.0 million in principal payments made toward the Debentures payable, which was offset by approximately $18.0 million in gross proceeds from the issuance of the Debentures and $44.4 million in gross proceeds from executing sales under our at-the-market facility with Cowen and Company, LLC (“Cowen”) and other equity registered direct offerings (see Note 10. (Stockholders’ Equity and Stock-Based Compensation) as compared to $57.7 million during the year ended December 31, 2023.
Financial Information about Affiliates Whose Securities Collateralize a Registrant’s Securities and Consolidated Subsidiaries

The High Trail Notes were secured by a first-priority lien, subject only to certain permitted liens, on substantially all of our and our subsidiaries’ (other than certain foreign subsidiaries) tangible and intangible assets, whether now owned or hereafter acquired (other than certain excluded property). For a list of subsidiaries whose securities collateralize the High Trail Notes, see Exhibit 22 to this Annual Report.
The High Trail Notes were our senior secured obligations, ranked pari passu with the up to $25.0 million of additional notes that have been issued pursuant to the securities purchase agreement, were senior in right of payment to all of our indebtedness that was expressly subordinated to the High Trail Notes in right of payment, effectively senior to all of our unsecured indebtedness to the extent of the collateral securing the High Trail Notes, effectively junior to all of our indebtedness secured by permitted liens, to the extent of the value of the assets subject to such permitted liens and to the extent such permitted liens had lien priority by contract or law and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries that were not party to the security documents. We do not believe there is any trading market for any of our subsidiaries whose securities were pledged as collateral for the High Trail Notes.
See Note 9 (Debt) to our consolidated financial statements for further details about the terms, conditions and other factors and the collateral arrangements of the High Trail Notes.
Rule 13-02 of Regulation S-X requires the presentation of summarized financial information of the combined affiliates whose securities were pledged as collateral for the High Trail Notes unless such information is not material. Because the combined assets, liabilities and results of operations of the Company and the affiliates whose securities were pledged as collateral for the High Trail Notes are not materially different than the corresponding amounts presented in our consolidated financial statements, summarized financial information of affiliates whose securities were pledged as collateral for the High Trail Notes is not required to be presented under Rule 13-02.

Capital Resources
As of December 31, 2024, we had approximately $9.2 million in cash and cash equivalents, $0.3 million in short-term investments, $11.4 million in restricted cash and cash equivalents and restricted short-term investments, and working capital of $2.1 million. The amount we are required to hold as restricted cash or investments is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures (as defined in Note 9 (Debt) to our consolidated financial statements).
We had in place a Sales Agreement with Cowen (the “Cowen ATM”), as amended, pursuant to which we could offer and sell from time to time up to $200.0 million of shares from the date of the amendment going forward through or to Cowen, acting as sales agent or principal. During the year ended December 31, 2024, the Company sold approximately 0.5 million (as adjusted for the reverse stock split) shares of common stock under the Cowen ATM and received gross proceeds of approximately $21.4 million before deducting offering costs of $0.6 million. On February 4, 2025, the Company provided notice of its termination, effective February 14, 2025, of the Cowen ATM.
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
During the quarter ended September 30, 2024, the Company concluded that the probability of achievement of the two independent milestones was 0% which resulted in a reduction in the contingent consideration liability to zero.
Contractual Obligations
The following table summarizes our future cash outflows for contractual obligations as of December 31, 2024.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years

Operating lease obligations, including interest	$3,406,000	$2,608,000	$798,000	$—	$—
Finance lease obligations, including interest	6,634,000	338,000	702,000	737,000	4,857,000
Convertible debentures payable	15,472,000	10,375,000	5,097,000	—	—
Total contractual obligations	$25,512,000	$13,321,000	$6,597,000	$737,000	$4,857,000
Operating lease obligations relate to our office, laboratory and manufacturing space for our corporate headquarters in San Diego, California. Finance lease obligations relate to our BioDiscovery office in El Segundo, California. See Note 11 (Commitments and Contingencies) to our consolidated financial statements included elsewhere in this Annual Report.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Historically, revisions to our estimates have not resulted in a material change to our financial statements. While our significant accounting policies are more fully described in Note 2 (Summary of Significant Accounting Policies) to our consolidated financial statements included elsewhere in this Annual Report, the significant accounting estimates that we believe are important to aid in fully understanding and evaluating our reported financial results include the following:
Valuation of Long-Lived Assets (including Finite-Lived Intangible Assets)
Long-lived assets are reviewed for impairment if indicators of potential impairment exist. If the Company identifies a change in the circumstances related to its long-lived assets, such as property and equipment and intangible assets (other than goodwill), that indicates the carrying value of any such asset may not be recoverable, the Company will perform an impairment analysis. A long-lived asset (other than goodwill) is not recoverable when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense. If a fair value assessment is performed, the evaluation includes a discounted cash flow method to estimate the fair value of the asset group. The cash flows were determined using market comps obtained from similar asset groups and includes estimates and assumptions for future sublease rental rates that reflect current sublease market conditions as well as discount rates. Refer to Note 2 (Summary of Significant Accounting Policies) to our consolidated financial statements included elsewhere in this Annual Report, for further information on the impairment losses we recorded to our long-lived assets and intangible assets as of December 31, 2024.
Convertible High Trail Notes and Debentures Payable
As described further in Note 2 (Summary of Significant Accounting Policies) to our consolidated financial statements included elsewhere in this Annual Report, the Company elected to account for the convertible High Trail Notes and Debentures payable issued using the fair value option under ASC 825-10. Such instruments are recognized at estimated fair value on the date of issuance, with changes in fair value after issuance recorded in other (income) expense, net on the consolidated statements of operations as a gain or loss, unless the change is a result of a change in credit risk, in which case such change in estimated fair value is recorded within other comprehensive income.
Increases or decreases in the fair value of the convertible High Trail Notes and Debentures payable can result from updates to assumptions such as the expected timing or probability of a qualified financing event, expected volatility or changes in discount rates. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Updates to assumptions could have a significant impact on the Company’s results of operations in any given period.
Recent Accounting Pronouncements
Refer to Note 2 (Summary of Significant Accounting Policies), in the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report for a discussion of recent accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of business. These risks primarily relate to interest rates, foreign currency exchange rates and inflation.
Interest Rate Risk
We had approximately $9.2 million in cash and cash equivalents, $0.3 million in short-term investments, and $11.4 million in restricted cash and cash equivalents and restricted short-term investments as of December 31, 2024. Our short-term investments include highly liquid, investment grade debt securities. Such interest-bearing instruments are exposed to a certain degree of interest rate risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest primarily in short-term securities. The amount we are required to hold as restricted cash or restricted investments is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures.
Although we have seen increased interest rates, due to our investment in highly liquid and high-quality government and other debt securities as well as short-term securities, as of the date of this Annual Report, we do not expect anticipated changes in interest rates to have a material effect on our interest rate risk in future reporting periods. Due to the short holding period of our investments and the nature of our investments, a hypothetical change of 100 basis points would not have a material impact on our investments income or expense.
Our liabilities for acquisition-related contingent consideration, convertible High Trail Notes and Debentures payable and Purchase Option liability are adjusted to fair value each reporting period, are also impacted by changes in interest rates. The risk-free interest rate used to estimate our weighted average cost of capital is a component of the discount rate used to calculate the present value of future cash flows due upon the achievement of certain milestones for the contingent consideration or upon maturity of the convertible High Trail Notes and Debentures payable and Purchase Option liability. As a result, any changes in the underlying risk-free interest rate could result in material changes to the fair value of such liabilities and could materially impact the amount of non-cash expense (or income) recorded each reporting period. As a consequence of the U.S. Federal Reserve raising interest rates, the underlying risk-free interest rate we use for purposes of calculating fair value of our liabilities for acquisition-related contingent consideration, convertible High Trail Notes and Debentures payable and Purchase Option liability has increased from our prior reporting periods, but such increase did not have a material impact on our financial statements, and we currently do not expect anticipated future changes to have a material effect in future reporting periods.
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
Additionally, we have operations outside of the United States. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. As of December 31, 2024 and December 31, 2023, we had minimal assets and liabilities denominated in foreign currencies and expect similar levels of foreign currency denomination in the next 12 months. We believe a hypothetical 10% change in foreign exchange rates as of December 31, 2024 would not have a material impact on our business, financial condition, or results of operations.
Inflation
Geopolitical and macroeconomic events, including the conflicts between Ukraine and Russia and related sanctions, conflicts in the Middle East, the recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures have contributed to supply chain challenges, which we believe have resulted in inflation headwinds, particularly increased logistical costs and raw material prices. In prior periods, the Company experienced increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. However the Company does not believe that inflation has had a material effect on our business, financial condition or results of operations, other than its impact on the general economy, as our cost of revenue as of December 31, 2024 was not significantly impacted by the cost increases we experienced. While the effects of the above-described geopolitical and macroeconomic events, as well as other inflationary pressures, are highly uncertain, as of the date of this Annual Report, we do not expect anticipated changes in inflation to have a material effect on our business, financial condition or results of operations for future reporting periods other than the general impacts on companies due to general economic and market conditions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Bionano Genomics, Inc.
San Diego, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bionano Genomics, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventory Valuation - Excess and Obsolete Inventory
As described in Note 2 to the Company’s consolidated financial statements, provisions for slow-moving, excess, and obsolete inventories are estimated based on product life cycles, historical experience, and sales forecasts. As of December 31, 2024, the Company’s excess and obsolete inventory reserve balance was $3.8 million. Total net inventory as of December 31, 2024 was $13.3 million.

We identified auditing the Company’s estimate for excess and obsolete inventory as a critical audit matter. Auditing forecasted sales data involves especially challenging auditor judgment due to the nature and extent of audit effort required to address the matter.
The primary procedures we performed to address this critical audit matter included:
•Evaluating the reasonableness of forecasted sale quantities by reviewing historical sale quantities and agreeing certain sales data to relevant source documents.
•Testing the accuracy of the excess and obsolete inventory reserve calculation.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2020.
San Diego, CA
March 31, 2025

BIONANO GENOMICS, INC.
Consolidated Balance Sheets

	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$9,173,000	$17,948,000
Investments	302,000	48,823,000
Accounts receivable, net	4,752,000	9,319,000
Inventory	11,121,000	22,892,000
Prepaid expenses and other current assets	3,141,000	6,019,000
Restricted investments	11,000,000	35,117,000
Total current assets	39,489,000	140,118,000
Restricted cash	400,000	400,000
Property and equipment, net	19,219,000	23,345,000
Operating lease right-of-use assets	1,804,000	5,633,000
Finance lease right-of-use assets	3,299,000	3,503,000
Intangible assets, net	9,705,000	33,974,000
Other long-term assets	2,754,000	7,431,000
Total assets	$76,670,000	$214,404,000
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,962,000	$10,384,000
Accrued expenses	5,641,000	8,089,000
Contract liabilities	1,128,000	783,000
Operating lease liability	2,991,000	2,163,000
Finance lease liability	260,000	272,000
Purchase option liability (at fair value)	—	8,534,000
Convertible debentures and High Trail notes payable (at fair value)	20,362,000	69,803,000
Total current liabilities	37,344,000	100,028,000
Operating lease liability, net of current portion	145,000	3,590,000
Finance lease liability, net of current portion	3,539,000	3,585,000
Contingent consideration	—	10,890,000
Long-term contract liabilities	267,000	154,000
Total liabilities	$41,295,000	$118,247,000

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized at December 31, 2024 and 2023; 1,865,400 and 762,533 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	728,573,000	677,342,000
Accumulated deficit	(693,225,000)	(581,208,000)
Accumulated other comprehensive income	27,000	23,000
Total stockholders’ equity	35,375,000	96,157,000
Total liabilities and stockholders’ equity	$76,670,000	$214,404,000
See accompanying notes to the consolidated financial statements.

BIONANO GENOMICS, INC.
Consolidated Statements of Operations

	Years Ended December 31,
	2024	2023
Revenue:
Product revenue	$27,008,000	$26,727,000
Service and other revenue	3,768,000	9,389,000
Total revenue	30,776,000	36,116,000
Cost of revenue:
Cost of product revenue	28,449,000	20,415,000
Cost of service and other revenue	1,947,000	6,135,000
Total cost of revenue	30,396,000	26,550,000
Operating expenses:
Research and development	24,803,000	54,032,000
Selling, general and administrative	51,855,000	92,758,000
Goodwill impairment	—	77,280,000
Intangible assets and other long-lived assets impairment	19,683,000	—
Restructuring costs	8,022,000	741,000
Total operating expenses	104,363,000	224,811,000
Loss from operations	(103,983,000)	(215,245,000)
Other income (expense):
Interest income	2,101,000	3,311,000
Other expense	(10,102,000)	(20,497,000)
Total other expense	(8,001,000)	(17,186,000)
Loss before income taxes	(111,984,000)	(232,431,000)
Provision for income taxes	(33,000)	(62,000)
Net loss	$(112,017,000)	$(232,493,000)
Net loss per share, basic and diluted	$(88.13)	$(408.60)
Weighted-average common shares outstanding, basic and diluted	1,271,000	569,000

See accompanying notes to the consolidated financial statements.

BIONANO GENOMICS, INC.
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2024	2023
Net Loss:	$(112,017,000)	$(232,493,000)
Other comprehensive income (loss):
Unrealized gain on investment securities	11,000	1,082,000
Foreign currency translation adjustments	(7,000)	65,000
Other comprehensive income	$4,000	$1,147,000
Total comprehensive loss	$(112,013,000)	$(231,346,000)
See accompanying notes to the consolidated financial statements.

BIONANO GENOMICS, INC.
Consolidated Statements of Stockholders’ Equity

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 1, 2023	495,300	$—	$599,239,000	$(348,715,000)	$(1,124,000)	$249,400,000
Stock option exercises	100	—	23,000	—	—	23,000
Stock-based compensation expense	—	—	15,178,000	—	—	15,178,000
Issue common stock, net of issuance costs	208,500	—	56,313,000	—	—	56,313,000
Issue stock for employee stock purchase plan	500	—	108,000	—	—	108,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	—	—	(61,000)	—	—	(61,000)
Issuance of common stock for High Trail convertible notes payable	58,200	—	6,542,000			6,542,000
Net loss	—	—	—	(232,493,000)	—	(232,493,000)
Other comprehensive loss	—	—	—	—	1,147,000	1,147,000
Balance at December 31, 2023	762,600	$—	$677,342,000	$(581,208,000)	$23,000	$96,157,000
Stock-based compensation expense	—	—	9,736,000	—	—	9,736,000
Issue common stock and warrants, net of issuance costs	968,600	—	41,481,000	—	—	41,481,000
Issue stock for warrant exercises	133,500	—	4,000	—	—	4,000
Issue stock for employee stock purchase plan	500	—	13,000	—	—	13,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	200	—	(3,000)	—	—	(3,000)
Net loss	—	—	—	(112,017,000)	—	(112,017,000)
Other comprehensive income	—	—	—	—	4,000	4,000
Balance at December 31, 2024	1,865,400	$—	$728,573,000	$(693,225,000)	$27,000	$35,375,000

See accompanying notes to the consolidated financial statements.

 BIONANO GENOMICS, INC
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023
Operating activities:
Net loss	$(112,017,000)	$(232,493,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	14,022,000	13,708,000
Goodwill impairment	—	77,280,000
Inventory write-offs	7,231,000	—
Amortization of financing lease right-of-use asset	204,000	204,000
Accretion of interest on securities	(1,316,000)	(539,000)
Net realized loss on investments	14,000	23,000
Non-cash lease expense	(122,000)	56,000
Gain on lease modification	(73,000)	—
Stock-based compensation	9,736,000	15,178,000
Cost of leased equipment sold to customer	361,000	382,000
Change in fair value of contingent consideration	(10,890,000)	(1,462,000)
Change in fair value of convertible debentures, convertible notes payable and option liability	(8,118,000)	(575,000)
Loss on issuance of convertible debentures	1,890,000	18,827,000
Gain on High Trail extinguishment	(3,965,000)	—
Loss on extinguishment of convertible debentures payable	7,341,000	—
Disposal of internal-use software	1,293,000	—
Intangible assets and other long-lived assets impairment	17,850,000	—
Long-lived assets held for sale impairment	425,000	—
Right-of-use-asset impairment	1,407,000	—
Disposal of property and equipment	1,404,000	—
Contingent consideration cash payment in excess of acquisition-date fair value	—	(1,000,000)
Changes in operating assets and liabilities
Accounts receivable	4,139,000	(2,296,000)
Inventory	(587,000)	(4,150,000)
Prepaid expenses and other current assets	1,583,000	1,213,000
Other assets	4,678,000	(5,020,000)
Accounts payable	(3,420,000)	(1,995,000)
Accrued expenses and contract liabilities	(1,992,000)	(2,522,000)
Net cash used in operating activities	(68,922,000)	(125,181,000)
Investing activities:
Purigen acquisition, return of purchase consideration from escrow	—	96,000
Purchases of property and equipment	(103,000)	(1,691,000)
Purchase of available for sale securities	(233,021,000)	(111,264,000)
Sale and maturities of available for sale securities	306,963,000	137,017,000
Net cash provided by investing activities	73,839,000	24,158,000
Financing activities:
Principal payments of financing lease liability	(58,000)	(47,000)
Proceeds from sale of common stock and warrants	44,433,000	57,697,000
Offering expenses on sale of common stock and warrants	(2,953,000)	(1,444,000)

	Years Ended December 31,
	2024	2023
Proceeds from sale of common stock under employee stock purchase plan	11,000	107,000
Proceeds from warrant and option exercises	4,000	23,000
Proceeds from issuance of convertible debentures	18,000,000	80,000,000
Payments on High Trail notes	(61,000,000)	(9,000,000)
Payments on convertible debentures	(5,000,000)	—
Debt issuance costs on sale of convertible debentures	(1,747,000)	(4,521,000)
Payments of retirement fees for redemption of High Trail notes	(5,375,000)	—
Contingent consideration milestone payment	—	(9,000,000)
Net cash provided by (used in) financing activities	(13,685,000)	113,815,000
Effect of exchange rates on cash and cash equivalents and restricted cash	(7,000)	65,000
Net increase (decrease) in cash and cash equivalents and restricted cash	(8,775,000)	12,857,000
Cash and cash equivalents and restricted cash at beginning of period	18,348,000	5,491,000
Cash and cash equivalents and restricted cash at end of period	$9,573,000	$18,348,000
Reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total amounts reported on the consolidated statements of cash flows
Cash and cash equivalents	9,173,000	17,948,000
Restricted cash	400,000	400,000
Total cash and cash equivalents and restricted cash at end of period	$9,573,000	$18,348,000
Supplemental disclosure of cash flow information
Cash paid for interest	$10,653,000	$1,648,000
Cash paid for operating lease liabilities	$2,754,000	$2,586,000
Supplemental disclosure of non-cash financing and investing activity
Transfer of instruments and servers from inventory into property and equipment, net	$5,291,000	$10,979,000
Property and equipment included in accounts payable	$—	$6,000
Debt issuance costs included in accounts payable	$—	$150,000
Conversion of High Trail convertible notes payable into common stock at fair value	$—	$6,542,000
Accrued liability for fees to be paid in common stock	$1,584,000	$—
Non-cash Fill-Up Amount	472,000	—
See accompanying notes to the consolidated financial statements.

BIONANO GENOMICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Operations
Description of Business
Bionano Genomics, Inc. (collectively, with its consolidated subsidiaries, the “Company”) is a provider of genome analysis solutions that can enable researchers and clinicians to reveal answers to challenging questions in biology and medicine. The Company offers optical genome mapping (“OGM”) solutions, diagnostic services and software for applications across basic, translational and clinical research, and for other applications including bioprocessing. The Company offers a platform-agnostic software solution, which integrates next-generation sequencing, microarray and OGM data designed to provide analysis, visualization, interpretation and reporting of copy number variants, single-nucleotide variants and absence of heterozygosity across the genome in one consolidated view. The Company also offers nucleic acid extraction and purification solutions using proprietary isotachophoresis (“ITP”) technology. Through its wholly-owned subsidiary, Lineagen Inc. (doing business as Bionano Laboratories), the Company also provides OGM-based diagnostic testing services.
Liquidity and Going Concern
The Company has experienced recurring net losses from operations, negative cash flows from operating activities, and a significant accumulated deficit since its inception and expects to continue to incur net losses into the foreseeable future. As of December 31, 2024, the Company had approximately $9.2 million in cash and cash equivalents, $0.3 million in short-term investments, $11.4 million in restricted cash and cash equivalents and restricted short-term investments, and working capital of $2.1 million. The amount the Company is required to hold as restricted cash or investments is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures (as defined in Note 9 (Debt) to our consolidated financial statements ).
As of December 31, 2024 the Company had $15.5 million of principal outstanding under the Debentures (see Note 9 (Debt) to our consolidated financial statements) and an accumulated deficit of $693.2 million. In 2024, the Company used $68.9 million of cash in operations.
Management expects operating losses and negative cash flows to continue for at least the next year as the Company continues to incur costs related to product development and commercialization efforts. Management has prepared cash flows forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements for the year ended December 31, 2024, are issued. Management’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management’s plans to raise additional capital to fulfill its operating and capital requirements for at least twelve months include public or private equity or debt financings. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all, and if the Company is unable to raise sufficient additional capital in the very near term, it may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the United States Bankruptcy Code.
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

Reverse Stock Splits
On August 4, 2023 and January 24, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of all issued and outstanding shares of the Company’s common stock at a ratio of 1-for-10 and 1-for-60, respectively. The reverse stock split did not change the par value or the authorized number of shares of the Company’s common stock. The consolidated financial statements and notes to the consolidated financial statements present the retroactive effect of the reverse stock split on the Company’s common stock and per share amounts for all periods presented.
Basis of Presentation
The consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of the Company’s 100%-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. All dollar amounts and share counts presented below have been rounded to the nearest thousand and, thus are approximate.
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
On March 1, 2024, and September 4, 2024, the Company’s board of directors approved restructuring plans, including reductions in force, that it expects to reduce the Company’s annualized operating expenses. The 2024 Workforce Reductions were incremental to the 2023 Workforce Reductions. As part of the 2024 Workforce Reductions, the Company reduced its overall headcount by approximately 120 and 83 employees in March and September 2024, respectively. The Company has completed the reduction in force from the 2024 Workforce Reductions as of December 31, 2024. In addition, as part of the 2024 Workforce Reductions, Bionano Laboratories phased out the offering of certain testing services related to neurodevelopmental disorders, including autism spectrum disorders, and other disorders of childhood development. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reductions in force. See Note 11 (Commitments and Contingencies) for additional information.
Business Combinations
The Company accounts for its acquisitions using the acquisition method of accounting pursuant to Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). There were no acquisitions during the years ended December 31, 2024 and 2023. Under ASC 805, the tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair values as of the acquisition date. Any excess purchase price over the estimated fair value assigned to the tangible and identifiable intangible assets acquired and liabilities assumed is recorded to goodwill.
The Company estimates the fair value of identifiable intangible assets acquired with the assistance of independent valuations that use information and assumptions provided by the Company’s management.
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

Restricted Cash and Investments
As of December 31, 2024 and 2023, restricted cash consisted of cash restricted from withdrawal and usage and represents funds that were restricted related to the lease assumed in the acquisition of Purigen in 2022. As of December 31, 2024, restricted investments consisted of the proceeds received from the Debentures as described further in Note 9 (Debt) that was deposited into a restricted account that requires the Company to maintain at all times, a cash or restricted investments balance equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures.
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

Accounts Receivable and Allowance for Credit Losses

	December 31, 2024	December 31, 2023	December 31, 2022
Accounts receivable, net:
Accounts receivable, trade	$4,909,000	$9,802,000	$7,315,000
Less allowance for credit losses	(157,000)	(483,000)	(293,000)
	$4,752,000	$9,319,000	$7,022,000
Changes to the allowance for credit losses from January 1, 2023 to December 31, 2024 were as follows:

Allowance for Credit Losses
Balance as of January 1, 2023	$(293,000)
Provision for expected credit loss	(227,000)
Write-offs	37,000
Balance as of January 1, 2024	(483,000)
Provision for expected credit loss	(9,000)
Write-offs	335,000
Balance as of December 31, 2024	$(157,000)
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
Accounts receivable is subject to concentration risk whenever a customer has a balance that meets or exceeds 10% of the Company’s total accounts receivable balance. As of December 31, 2024, there was one customer with a 10% concentration in the Company’s total accounts receivable balance. As of December 31, 2023, no customers met or exceeded 10% of the Company’s total accounts receivable balance.
Inventory
Inventory is stated at the lower of cost or net realizable value, on a first-in, first-out basis. Inventory is valued at standard cost. Inventory includes raw materials, work in process, and finished goods that may be used in the research and development process and such items are expensed as consumed or expired. Provisions for slow-moving, excess, and obsolete inventories are estimated based on product life cycles, historical experience, and sales forecasts.
The components of inventories, net of reserve, are as follows:

	December 31,
	2024	2023
Inventory:
Raw materials	$6,715,000	$7,567,000
Work in process	2,349,000	9,790,000
Finished goods	4,212,000	10,245,000
	$13,276,000	$27,602,000
Inventories current	$11,121,000	$22,892,000
Inventories non-current (included in other long-term assets)	$2,155,000	$4,710,000

The Company reviews its inventories for classification purposes. The value of inventories not expected to be realized in cash, sold or consumed during the next 12 months are classified as non-current within other long-term assets.
During the year ended December 31, 2024, the Company recorded a $7.2 million write-off of its Saphyr® instrument spare parts and other excess or obsolete inventory as a result of the Company’s restructuring initiatives and change in business strategy announced in September 2024. As of December 31, 2024, the Company’s excess and obsolete inventory reserve balance was $3.8 million.
Loss on disposal of property and equipment
Loss on disposal of property and equipment includes the net book value of assets that have been abandoned or retired and consists primarily of our leasehold improvements, furniture, equipment and fixtures that were abandoned and disposed of in the normal course of business. The Company recorded a loss on disposal of property and equipment of $1.4 million as of December 31, 2024.
Change in depreciable lives of property and equipment
The Company reviews the estimated useful life of its fixed assets on an ongoing basis. This review indicated that the actual lives of the Company’s Saphyr® and Stratys™ instruments were longer than the estimated useful lives used for depreciation purposes in the Company’s consolidated financial statements. As a result, effective January 1, 2024, the Company changed its estimates of the useful lives of the Company’s Saphyr® and Stratys™ instruments to better reflect the estimated period during which these assets will remain in service. The estimated useful lives of the Company’s Saphyr® and Stratys™ instruments were increased from 5 to 7 years. The effect of this change in estimate reduced depreciation expense by $1.8 million for the fiscal year 2024.
Disposal of In-Process Internal-Use Software
In September 2024, Bionano announced a change in its business strategy to focus on driving utilization and adoption of OGM from the Company’s existing installed base, with less emphasis on new placements of the Company’s OGM systems, which resulted in a change in the manner in which the Company’s in-process internally developed software would be used; therefore, it became probable that the software would not be placed into service. The Company disposed of the project, and recorded a loss of $1.3 million included in selling, general and administrative expense on the consolidated statement of operations during the year ended December 31, 2024. No material disposals of internal-use software were recorded in the year ended December 31, 2023. The Company’s in-process internal-use software was recorded in prepaid expenses and other current assets on the consolidated balance sheets.
Impairment of Long-Lived Assets (including Finite-Lived Intangible Assets)
Long-lived assets consist of property and equipment and acquired finite-lived intangible assets. Property and equipment generally consist of laboratory equipment, computer and office equipment, furniture and fixtures, and leasehold improvements. Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets (generally three to seven years, or the remaining term of the lease for leasehold improvements, whichever is shorter). Repairs and maintenance costs are charged to expense as incurred.
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
The Company evaluated the fair value of the finite-lived assets of the legacy OGM Bionano asset group. The Company evaluated the fair value of the reagent rental instruments based on the expected sales volume or usage and recorded an impairment loss of $2.6 million. The estimates and assumptions used in the assessment of the reagent rental instrument impairments represent Level 2 measurements because they are supported by executed sales transactions. The impairment loss associated with these reagent rental instruments was recorded to cost of product revenue in the Company’s consolidated statement of operations.
The Company estimated the fair value of the right-of-use assets and related office equipment and leasehold improvements for the San Diego facilities (Nancy Ridge and 9640 Towne Center Drive) and recorded an impairment loss of $0.4 million and $0.2 million, respectively. The fair value of the right-of-use asset and related office equipment and leasehold improvements was estimated using the discounted future cash flow methods, which includes estimates and assumptions for future sublease rental rates that reflect current sublease market conditions as well as discount rates. The estimates and assumptions used in the assessment of right-of-use assets impairments represent Level 3 measurements because they are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value. The impairment losses were recognized in intangible assets and other long-lived assets impairment in the consolidated statement of operations.
The Company evaluated the fair value of the finite-lived intangible assets of the Purigen asset group, consisting of the Purigen trade name, customer relationships and developed technology, as well as the operating lease right-of-use asset and related office equipment and leasehold improvements. To estimate the fair value of the intangible assets, the Company utilized the discounted cash flow method to estimate the fair value of the asset group. The Company identified that no projected after-tax cash flows would be generated from the Purigen intangible assets and that the cost to maintain and sell the Purigen products exceeded the expected revenue to be generated from the asset group. The carrying value of the Purigen intangible assets therefore exceeded its fair value and the Company recorded an impairment loss of $17.3 million for the intangible assets. The Company estimated the fair value of the right-of-use asset and related office equipment and leasehold improvements for the Pleasanton, California facility and recorded an impairment loss of $0.8 million. The fair value of the right-of-use asset and related office equipment and leasehold improvements was estimated using the discounted future cash flow methods, which includes estimates and assumptions for future sublease rental rates that reflect current sublease market conditions as well as discount rates. The Company also recorded $0.1 million of leasehold improvements and office equipment impairments related to the Pleasanton, California facility. The estimates and assumptions used in the assessment of intangible assets, right-of-use assets and related office equipment and leasehold improvement impairments represent Level 3 measurements because they are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value. The impairment losses were recognized in intangible assets and other long-lived assets impairment in the consolidated statement of operations.
During the year ended December 31, 2023, the Company experienced a triggering event that required an evaluation of our asset groups for impairment. The Company performed a recoverability test and concluded there was sufficient cushion related to the cash flows of each of our asset groups. No impairment losses on long-lived assets were recorded during the year ended December 31, 2023. Substantially all of the Company’s long-lived assets are located in the U.S.
Contingent Consideration
The Company recorded contingent consideration resulting from its business combinations at its fair value on the acquisition date. On a quarterly basis, the Company revalues this obligation and records any increase or decrease in fair value as an adjustment to the consolidated statement of operations. Changes to the fair value of the contingent consideration obligation may result from changes to the discount rate, the passage of time, or changes in the estimate of the likelihood or timing of achieving the criteria for payment of the contingent consideration.
Goodwill
Goodwill was fully impaired as of December 31, 2023. Changes to goodwill from January 1, 2023 to December 31, 2023 were as follows:

Goodwill
Balance as of January 1, 2023	77,289,000
Measurement period adjustments	(9,000)
Goodwill impairment	(77,280,000)
Balance as of December 31, 2023	$—
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
During the quarter ended September 30, 2023, the Company performed a qualitative assessment of goodwill impairment which included an evaluation of changes in industry, market and macroeconomic conditions as well as consideration of our financial performance and any significant trends, including a sustained decline in our stock price. Our qualitative assessment indicated that it is more likely than not that the fair value of the reporting unit was less than its carrying value as of September 30, 2023; therefore, we performed a quantitative impairment analysis. The Company determined the fair value of its reporting unit using a combination of the income and market approaches. The Company placed a 50% weighting on the market and income approach methods. The determination of fair value using a market approach requires management to make significant assumptions related to the determination of an appropriate group of peer companies, and market revenue multiples from within the selected group of peer companies. Under the income approach, the Company uses a discounted cash flow method, or DCF, to estimate the fair value of a reporting unit. Estimates and assumptions used in the income approach included projected cash flows and a discount rate. Discount rates were determined using a weighted average cost of capital for risk factors specific to the Company and other market and industry data. Annual estimated cash flows and a terminal value are then discounted to their present value at an appropriate discount rate to obtain an indication of fair value. The discount rate utilized reflects estimates of required rates of return for investments that are seen as similar to an investment in the reporting unit. Because DCF analyses are based on management’s long-term financial projections and require significant estimates and judgments, the market approach is conducted in addition to the income approach in estimating the fair value of a reporting unit. Under the market approach, the Company uses both a Guideline Public Company Method and Guideline Transactions Method to estimate the fair value of equity and the business enterprise value of a reporting unit. The Guideline Public Company approach uses financial metrics from similar public traded companies to estimate fair value. The Guideline Transaction Method calculates fair value by analyzing the actual prices paid for recent mergers and acquisitions in the industry. The Company believes that the current methodology used in determining the fair value at its reporting unit represent its best estimates. In addition, the Company compares the aggregate fair value of the reporting unit to its overall market capitalization, including an estimated control premium based upon control premiums observed in comparable market transactions and other factors. During the quarter ended September 30, 2023, the carrying value of equity of the Company’s reporting unit exceeded its enterprise wide fair value of equity and the Company recognized a goodwill impairment charge, impairing goodwill of $77.3 million in full on the consolidated statements of operations. As of December 31, 2024 and 2023, the Company did not have a balance of goodwill on the consolidated balance sheets.
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
Convertible Notes & Debentures Payable
The Company elected to account for its convertible notes (High Trail Agreement) issued in October 2023 and its convertible debentures issued in May 2024, using the fair value option under ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities (or “ASC 825-10”). Such instruments are recognized at estimated fair value on the date of issuance, with changes in fair value after issuance recorded in other (income) expense, net on the consolidated statements of operations as a gain or loss, unless the change is a result of a change in credit risk, in which case such change in estimated fair value is recorded within other comprehensive income. Direct issuance costs are expensed as incurred and are charged to interest expense and recorded in other income (expense) in the consolidated statements of operations.
Increases or decreases in the fair value of the convertible notes and debentures payable can result from updates to assumptions such as the expected volatility or changes in discount rates. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period.
Financial Instruments with Characteristics of Both Liabilities and Equity
The Company accounts for issued warrants either as a liability or equity in accordance with ASC 480-10, Distinguishing Liabilities From Equity (or “ASC 480-10”), and ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity (or “ASC 815-40”). Under ASC 480-10, warrants are considered a liability if mandatorily redeemable and require settlement in cash, other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as a liability or as equity. Under ASC 815-40, contracts that may require settlement for cash that are not under the control of the Company are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the date of issuance and on a recurring basis at the end of each reporting period with any change in fair value after issuance recorded in other (income) expense, net on the consolidated statements of operations as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or under another applicable GAAP standard. Equity-classified warrants are accounted for at fair value on the issuance date, or in a bundled transaction on a residual basis based on an allocation of proceeds first to the instruments measured at fair value on a recurring basis, and are not subsequently remeasured. The Company’s outstanding warrants do not meet the requirements for liability classification under ASC-480-10 or ASC-815-40. Therefore, the Company’s outstanding warrants are classified as equity as of December 31, 2024 and 2023.
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
Transfer of control for the Company’s products is generally at shipment or delivery, depending on contractual terms, but occurs when title and risk of loss transfers to the customer which represents the point in time when the customer obtains control of the product. Transfer of control of software is recognized at the point-in-time when the software license is transferred to the customer. As such, the Company’s performance obligation related to product sales is satisfied at a point in time.
For transfers of instruments and consumables to customers under the Company’s reagent rental program, the Company allocates the total contract consideration between the instrument and the consumables based on estimates of stand-alone selling prices, and recognizes the instrument revenue evenly over the rental period, and the consumables revenue when the consumables are delivered. Rental revenue related to the reagent rental program recognized over-time totaled $2.0 million and $1.1 million during the years ended December 31, 2024 and 2023, respectively.
Revenue related to software license maintenance agreements is recognized over-time based on the contract term. Revenue recognized over-time related to software sales totaled $0.4 million and $0.4 million during the years ended December 31, 2024 and 2023, respectively.
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
Revenue for hosting arrangements is recognized over-time on a usage basis as the customer processes the number of genetic samples purchased with the software. Hosting arrangements revenue recognized over-time totaled $0.7 million and $0.7 million during the years ended December 31, 2024 and 2023, respectively.
Revenue from support and maintenance contracts and extended warranties is recognized over time based on the contract term, which represents a faithful depiction of the transfer of goods and services given the stand-ready nature of the performance obligations. Service revenue related to repairs and customer sample evaluations is recognized as the services are performed based on the specific nature of the service. Warranty and maintenance revenue recognized over-time totaled $1.1 million and $0.9 million during the years ended December 31, 2024 and 2023, respectively.
Remaining Performance Obligations
As of December 31, 2024, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was $1.4 million. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations, as well as obligations related to software under hosting arrangements. The Company expects to recognize approximately 80.3% in 2025, 11.4% in 2026 and 5.6% in 2027 and 2.6% in 2028 and thereafter.
We periodically review the warranty reserve for adequacy and adjust the warranty accrual, if necessary, based on actual experience and estimated costs to be incurred. Warranty expense is recorded as a component of cost of product revenue. The Company’s liability for product warranties provided under its agreements with customers was $0.3 million and $0.4 million as of December 31, 2024 and 2023, respectively. Warranty expense recorded in cost of goods sold totaled $0.2 million and $0.6 million during the years ended December 31, 2024 and 2023, respectively.
Contract Assets and Liabilities
Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. Contract assets at the beginning and end of the period, as well as the changes in the balance, were immaterial.
Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Contract liabilities primarily relate to support and maintenance contracts and extended warranty obligations. Contract liabilities are classified as other current liabilities and other long-term liabilities on the consolidated balance sheets. The Company recognized revenue of $1.6 million and $1.4 million during the years ended December 31, 2024 and 2023, respectively, which was included in the contract liability balance at the end of the previous year.
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
Cost of service and other revenue consists of third-party laboratory costs to process the diagnostic samples, salaries and other personnel costs of our clinical technicians who interpret and deliver the results to patients, facility costs associated with costs related to warranty services, and other costs of servicing equipment at customer sites.
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
Segment Reporting
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined it has one operating and reportable segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. The Company’s measure of segment performance on a consolidated basis is consolidated net loss. The measure of segment assets is reported on the consolidated balance sheets as total assets. Refer to the consolidated statements of operations and comprehensive loss for the Company’s measure of profit (loss). See also Note 14 (Segment Reporting) in the accompanying notes to the consolidated financial statements.
Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common share equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities which include outstanding convertible debentures and High Trail notes payable into common stock, outstanding common warrants to purchase common stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), and outstanding stock options under the Company’s equity incentive plans have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (in common stock equivalent shares):

	Years Ended December 31,
	2024	2023
Common stock options	56,000	54,000
Common warrants	1,419,700	362,000
Convertible debentures and High Trail notes payable into common stock	955,000	355,000
RSUs	6,000	4,000
PSUs	480	480
Total	2,437,180	775,480
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses for all public entities, including public entities with a single reportable segment. On an annual and interim basis, entities are required to disclose significant segment expenses that are regularly provided to the CODM. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the new standard in the fourth quarter of 2024 which did not have a material impact on its consolidated financial statements. See Note 14 (Segment Reporting) for disclosures related to the Company’s segment reporting.
Recently Issued Accounting Pronouncements

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
3. Revenue from Contracts with Customers
Revenue by Source

	Years Ended December 31,
	2024	2023
Instruments	$8,043,000	$9,999,000
Consumables	12,773,000	11,157,000
Software	6,192,000	5,571,000
Total product revenue	27,008,000	26,727,000
Services and other	3,768,000	9,389,000
Total revenue	$30,776,000	$36,116,000

Revenue by Geographic Location

	Years Ended December 31,
	2024		2023
	$	%	$	%
Americas	$13,649,000	44.3%	$18,020,000	49.9%
EMEA	14,234,000	46.3%	12,963,000	35.9%
Asia Pacific	2,893,000	9.4%	5,133,000	14.2%
Total	$30,776,000	100%	$36,116,000	100%
The tables above provide revenue from contracts with customers by source and geographic location (based on the customer’s billing address) on a disaggregated basis. Americas consists of North America and South America. EMEA consists of Europe, the Middle East and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, Australia and India.
For the years ended December 31, 2024 and 2023, sales in the United States represented 36% and 44% of revenues, respectively. During the year ended December 31, 2023, sales in China accounted for 10% of revenues. No other countries represented greater than 10% of revenue during the years ended December 31, 2024 and 2023.
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets:

	December 31, 2024
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
U.S. treasuries classified as short-term investments	302,000	—	302,000	—
Money market funds classified as cash equivalents	$5,844,000	$5,844,000	$—	$—
U.S. treasuries classified as restricted investments	11,000,000	—	11,000,000
Liabilities:
Convertible debentures payable	$20,362,000	—	—	$20,362,000

	December 31, 2023
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Corporate notes/bonds	14,360,000	—	14,360,000	—
U.S. treasuries	34,463,000	—	34,463,000	—
Total investments:	$48,823,000	$—	$48,823,000	$—
Money market funds classified as restricted investments	$9,752,000	$9,752,000	$—	$—
Commercial paper classified as restricted investments	5,432,000	—	5,432,000	—
U.S. treasuries classified as restricted investments	29,685,000	—	29,685,000	—
Total restricted investments:	$35,117,000	$—	$35,117,000	$—
Liabilities:
Contingent consideration	10,890,000	—	—	10,890,000
Convertible High Trail notes payable	69,803,000	—	—	69,803,000
Purchase option liability	8,534,000	—	—	8,534,000

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
On October 2, 2023, the $10.0 million BioDiscovery milestone consideration was paid in full.
Contingent consideration liabilities related to the Purigen milestones are related to the achievement of two independent milestones with aggregate possible milestone payments totaling $32.0 million. At December 31, 2024, the Company concluded that the probability of achievement of the two independent milestones was 0% which resulted in a reduction in the contingent consideration liability to zero. The fair value of the Purigen contingent consideration as of December 31, 2023 was $10.9 million.
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
JGB Convertible debentures payable, High Trail convertible notes payable and purchase option liability
The fair value of the JGB convertible debentures maturing in 2026, which were issued on May 24, 2024, and the High Trail convertible notes payable that were issued in October 2023, were estimated using a scenario-based analysis as of December 31, 2024 and December 31, 2023, respectively. The fair value was estimated using a lattice model. The key input assumptions utilized are summarized in the table below:

	Convertible Debentures Payable		High Trail Convertible Notes Payable
	December 31, 2024	May 24, 2024	December 31, 2023	October 13, 2023
Expected volatility	100.00%	86.5%	80.20%	74.30%
Risk-free interest rate	4.15%	4.94%	4.92%	5.17%
Term to maturity (years)	1.33	1.76	0.80	1.47
Debt discount rate	19.70%	17.60%	17.11%	18.00%
Equity discount rate	4.15%	4.94%	4.92%	5.17%
The volatility is based on an analysis of the Company’s historical stock price, the risk-free rate is based on US treasury yields, the equity discount rate is based on term-specific US treasury yields, and the debt discount rate is based on the Company’s credit rating.
In connection with the High Trail Notes, the purchaser was granted an option (the “Purchase Option”) which expired on the maturity date of the High Trail Notes to purchase up to an additional $25.0 million aggregate principal amount of private placement notes (the “Subsequently Purchased Notes”) and warrants (refer to Note 9 (Debt)). The estimated fair value of the Purchase Option as of the valuation date was assessed as the difference in the aggregate indicated value of the Subsequently Purchased Notes and the consideration to be paid upon exercising the option which was estimated to be $8.5 million at December 31, 2023. The outstanding amount of the High Trail Notes was redeemed on May 24, 2024, and the Purchase Option rights no longer exist.
The terms used to estimate the fair value of the Subsequently Purchased Notes and warrants underlying the Purchase Option Liability (the “Subsequently Purchased Warrants”) as of December 31, 2023 are as follows:

	Subsequently Purchased Notes		Subsequently Purchased Warrants
	December 31, 2023	October 13, 2023	December 31, 2023	October 13, 2023
Expected volatility	80.20%	80.20%	66.20%	59.60%
Risk-free interest rate	4.46%	5.17%	3.80%	4.60%
Term to maturity (years)	1.50	1.47	5.00	5.00
Dividend yield	—%	—%	—%	—%
Exercise price	—	—	$3.19	$3.19
Debt discount rate	16.60%	17.11%	—%	—%
Equity discount rate	4.46%	5.17%	—%	—%

Changes in estimated fair value of contingent consideration liability, convertible debentures payable, convertible High Trail notes payable and option liability in the year ended December 31, 2024 are as follows:

	Contingent Consideration Liability (Level 3 Measurement)	Convertible Debentures Payable (Level 3 Measurement)	Convertible High Trail Notes Payable (Level 3 Measurement)	Option Liability (Level 3 Measurement)
Balance as of January 1, 2024	$10,890,000	$—	$69,803,000	$8,534,000
Issuance of convertible debentures payable	—	19,890,000	—	—
Change in estimated fair value, recorded in selling, general and administrative expenses	(10,890,000)	—	—	—
Change in estimated fair value, recorded in other income (expense), net	—	(2,341,000)	(4,524,000)	(3,474,000)
Cash payments	—	—	(61,000,000)	—
Cash payments on redemptions	—	(5,000,000)	(5,374,000)
(Gain)/loss on extinguishment of High Trail	—	—	1,095,000	(5,060,000)
(Gain)/loss on extinguishment of convertible debentures payable	—	7,341,000	—	—
Fill-up amount	—	472,000	—	—
Balance as of December 31, 2024	$—	$20,362,000	$—	$—
Changes in estimated fair value of contingent consideration liability, convertible High Trail notes payable and option liability in the year ended December 31, 2023 is as follows:

	Contingent Consideration Liability (Level 3 Measurement)	Convertible High Trail Notes Payable (Level 3 Measurement)	Option Liability (Level 3 Measurement)
Balance as of January 1, 2023	$22,352,000	$—	$—
Issuance of convertible High Trail notes payable and option liability	—	89,063,000	9,763,000
Change in estimated fair value, recorded in selling, general and administrative expenses	(1,462,000)	—	—
Changes in estimated fair value, recorded in other income (expense), net	—	(3,718,000)	(1,229,000)
Conversions to common stock	—	(6,542,000)	—
Cash payments or redemptions	(10,000,000)	(9,000,000)	—
Balance as of December 31, 2023	$10,890,000	$69,803,000	$8,534,000
Available for Sale Investments
The Company invests its excess cash in U.S. Treasury and agency securities, corporate debt securities, and commercial paper, which are classified as available-for-sale investments. These investments are carried at fair value and are included in the tables below. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. At each reporting date, the Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company evaluates, among others, whether the Company has the intention to sell any of these investments and whether it is not more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Based on this evaluation, as of December 31, 2024 and December 31, 2023, the Company determined that unrealized losses of the below securities were primarily attributable to changes in interest rates and non-credit related factors. As such, no allowances for credit losses were recorded during these periods.

As of December 31, 2024 and December 31, 2023, the Company held 1 and 15 securities, respectively, which have been in an unrealized loss position for a period of less than 12 months. As of December 31, 2024 and December 31, 2023, the Company held 0 and 2 securities, respectively, which have been in an unrealized loss position for a period of greater than 12 months.
Realized gains and losses are calculated using the specific identification method and recorded in other income (expense) in the Company’s consolidated statements of operations and comprehensive loss. The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.
During the year ended December 31, 2024, the Company sold 18 of its available for sale securities and received proceeds of $33.3 million, and recognized an immaterial loss in other income relating to the sale of its securities. Amounts are reclassified out of accumulated other comprehensive income into earnings using the specific identification method. During the year ended December 31, 2023, the Company had no sales of its available for sale securities
Interest receivable as of December 31, 2024 was immaterial and as of December 31, 2023 was $0.3 million. Interest receivable is recorded as a component of prepaid expenses and other current assets on the consolidated balance sheets.
Included in interest income for the year ended December 31, 2024 and December 31, 2023 was interest income related to the Company’s available for sale securities of $1.5 million and $3.3 million, respectively. All available-for-sale securities are classified as current assets, even if the maturity when acquired by the Company is greater than one year due to the ability to liquidate within the next 12 months.
As of December 31, 2024, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities presented within investments:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
U.S. treasuries	Less than 1	301,000	1,100	(100)	302,000
Total maturity less than 1 year		$301,000	$1,100	$(100)	$302,000

As of December 31, 2024, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities presented within restricted investments:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
U.S. treasuries	Less than 1	11,000,000	—	—	11,000,000
Total maturity less than 1 year		$11,000,000	$—	$—	$11,000,000

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
As of December 31, 2023, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities presented within restricted investments:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper	Less than 1	$5,435,000	$—	$(3,000)	$5,432,000
U.S. treasuries	Less than 1	29,682,000	5,000	(2,000)	29,685,000
Total maturity less than 1 year		$35,117,000	$5,000	$(5,000)	$35,117,000
As of December 31, 2024, the following table summarizes available-for-sale securities in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasuries	80,000	(100)	—	—	80,000	(100)
Total	$80,000	$(100)	$—	$—	$80,000	$(100)
As of December 31, 2024, there were no available-for-sale securities listed as restricted investments in an unrealized loss position.
As of December 31, 2023, the following table summarizes available-for-sale securities in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Corporate Notes/Bonds	$2,362,000	$(5,000)	$10,001,000	$(4,000)	$12,363,000	$(9,000)
Total	$2,362,000	$(5,000)	$10,001,000	$(4,000)	$12,363,000	$(9,000)
As of December 31, 2023, the following table summarizes available-for-sale securities listed as restricted investments in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$5,432,000	$(3,000)	$—	$—	$5,432,000	$(3,000)
U.S. treasuries	11,789,000	(2,000)	—	—	11,789,000	(2,000)
Total	$17,221,000	$(5,000)	$—	$—	$17,221,000	$(5,000)

5. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31, 2024	December 31, 2023
Prepayment to supplier	$60,000	$1,000
Prepaid insurance	703,000	907,000
Interest receivable	22,000	342,000
Prepaid employee related expenses	60,000	94,000
Internal use cloud computing arrangement software development costs	154,000	1,430,000
Prepaid software subscriptions	824,000	2,075,000
Prepaid marketing expenses	—	194,000
Other current assets	1,318,000	976,000
Total	$3,141,000	$6,019,000

6. Property and Equipment, Net
Property and equipment, net consist of the following:

	December 31, 2024	December 31, 2023
Computer and office equipment	$2,723,000	$2,984,000
Lab equipment	17,674,000	18,438,000
Service equipment placed at customer sites	22,359,000	17,254,000
Leasehold improvements	3,325,000	3,746,000
Total property and equipment, gross	46,081,000	42,422,000
Less accumulated depreciation and amortization	(26,862,000)	(19,077,000)
Total property and equipment, net	$19,219,000	$23,345,000
For the years ended December 31, 2024 and 2023, the Company recorded depreciation expense of $4.9 million and $6.5 million, respectively, which includes an allocation to cost of revenue of $2.8 million and $3.5 million respectively.
7. Intangible Assets, Net
Intangible assets that are subject to amortization consisted of the following at December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$1,000,000	$(642,000)	$358,000	$2,630,000	$(1,078,000)	$1,552,000
Customer relationships	3,000,000	(1,925,000)	1,075,000	4,150,000	(2,002,000)	2,148,000
Developed technology	22,800,000	(14,630,000)	8,170,000	41,600,000	(11,428,000)	30,172,000
Intangibles, net	$26,800,000	$(17,197,000)	$9,603,000	$48,380,000	$(14,508,000)	$33,872,000

The Company recorded amortization expense for intangible assets of $6.6 million and $7.2 million for the years ended December 31, 2024 and 2023 respectively, in selling, general and administrative expenses. Intangible assets are amortized on a straight-line basis over their estimated useful lives of five years, with the exception of the developed technology intangible acquired through the acquisition of Purigen, which was amortized over fifteen years. The Purigen and Lineagen intangible assets were fully impaired during 2024. See Note 1 (Organization and Operations) for further discussion on the impairment charges impacting the Company’s intangible assets in the period. As of December 31, 2024, trade name intangibles, customer relationships, and developed technology have weighted average remaining amortization periods of 1.67 years each.
Intangible assets not subject to amortization totaled $0.1 million at December 31, 2024 and December 31, 2023 and related to the Company’s domain name.
Future amortization expense of intangible assets is as follows:

2025	$5,360,000
2026	4,243,000
Total	$9,603,000
8. Accrued Expenses
Accrued expenses consist of the following:

	December 31, 2024	December 31, 2023
Compensation expenses*	$1,983,000	$5,030,000
Taxes payable	729,000	1,099,000
Insurance	16,000	512,000
Accrued liability for fees to be paid in common stock	1,584,000	—
Professional fees and royalties	402,000	387,000
Warranty liabilities	276,000	391,000
Accrued clinical study fees	—	138,000
Customer deposits	17,000	17,000
Other	634,000	515,000
Total	$5,641,000	$8,089,000
*Compensation expenses include restructuring costs of $0.6 million as of December 31, 2024. Refer to Note 11 (Commitments and Contingencies).
9. Debt
JGB Debentures
On May 24, 2024, the Company entered into a securities purchase agreement with certain investors (the “Holders”) and JGB Collateral LLC, as collateral agent for the Holders, for the sale by the Company in a private placement (the “JGB Debentures Offering”) of:
•0.04 million shares (the “Shares”) of the Company’s common stock, and
•Senior Secured Convertible Debentures in the aggregate principal amount of $20.0 million (the “Debentures”), for an aggregate purchase price of $18.0 million.
The closing of the JGB Debentures Offering occurred on May 24, 2024. In connection with the closing of the JGB Debentures Offering, the Company received net proceeds of approximately $16.3 million, after payment of placement agent fees, and other offering expenses. The Company used the proceeds received to fully redeem the outstanding balance due under the High Trail Note of approximately $17.6 million, as amended (see “High Trail Agreement & High Trail Amendment” below).
Debentures
The Debentures have an aggregate face value of $20.0 million and were issued with an original issue discount of $2.0 million. The Debentures mature on May 24, 2026, and have an interest rate of 11% per annum payable monthly on the last business day of each calendar month. As of December 31, 2024, the Company has paid the Holders $1.2 million in interest, which is included in the change in fair value within other income (expense), net.
The Company recorded the Debentures at their fair value at issuance of $19.9 million, per the fair value option under ASC 825 (refer to Note 4 (Investments and Fair Value Measurements)) and they will be measured on a recurring basis and adjusted through other income and expense, net. The Shares were recorded at $0 in common stock and additional paid in capital, which represents the residual amount after allocation of proceeds to the Debentures at fair value. The Company recognized an initial loss on the issuance of the Debentures of $1.9 million for the difference between the fair value of the Debentures and proceeds from the transaction, which is recorded in other income (expense) on the consolidated statement of operations. The Company incurred debt issuance costs of $1.4 million related to the JGB Debentures Offering, which was charged to interest expense and recorded in other income (expense) on the consolidated statement of operations.
The Holders of the Debentures requested that the Company redeem up to $1.0 million per calendar month of its Debentures, and as amended on December 31, 2024 (see “JGB Amendment” below), may request up to $0.5 million per calendar month beginning in January 2025 to July 2025, and up to $1.4 million from August 2025 onward. The table below shows the amount of potential redemptions each year until the maturity of the Debentures as of December 31, 2024.

2025	10,375,000
2026	5,097,000
Total	$15,472,000
The Company may redeem the Debentures, subject to certain Equity Conditions (as defined in the Debentures), at any time after August 2025, as amended on December 31, 2024 (see “JGB Amendment” below) by paying an amount equal to the entire outstanding principal amount of the Debenture, plus all accrued and unpaid interest, plus the applicable Company Redemption Premium (as defined in the Debentures, the “Premium”) plus any other amounts due and payable under the Debentures. The Premium is an amount equal to 112% of the principal amount of the Debenture if the redemption is prior to the first anniversary of the original issue date, or 106% of the principal amount of the Debenture if the redemption is on or after the first anniversary of the original issue date. No partial redemptions by the Company are permitted.
At the election of the holder, each Debenture is convertible, in whole or in part, at any time and from time to time at a conversion price of $120.00 per share of common stock, and as amended on December 31, 2024 (see “JGB Amendment” below), at a conversion price of $16.20. The conversion price is subject to adjustment for stock dividends, stock splits, and certain other corporate events. Notwithstanding the foregoing, the Company will not effect any conversion under the Debentures to the extent that such conversion would cause the holder’s beneficial ownership of the Company’s common stock to exceed 4.99% (or 9.99% at the election of the holder) of the Company’s issued and outstanding common stock.
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
As of December 31, 2024, the Company had $15.5 million of principal outstanding, including $0.5 million of the “Fill-Up Amount” (as defined in the Debenture Amendment that represents the shares issuable to adjust for stock price volatility between the date of the settlement agreement and the effective date of the resale registration statement registering such shares for issuance). . The Fill-Up Amount shall be payable by adding each Holder’s pro rata share of the Fill-Up Amount to its Debenture) under the Debentures reported at fair value of $20.4 million (refer to Note 4 (Investments and Fair Value Measurements), for fair value measurements and additional discussion) and activity broken out as follows:

Debentures
Principal balance, January 1, 2024	$—
Issuance of convertible debentures	20,000,000
Less:
Conversions	—
Redemption payments of principal	(5,000,000)
Fill-up amount	472,000
Debentures principal balance, December 31, 2024	$15,472,000

JGB Amendment
On December 31, 2024, the Company entered into an amendment of the Debentures (the “JGB Amendment”) with the Holders. Pursuant to the Amendment, the parties agreed that (i) no amortization payment would be paid in December 2024; (ii) the maximum monthly amortization payments due between January 2025 and July 2025 would be reduced from $1.0 million per month to $0.5 million per month; (iii) the maximum monthly amortization payments due from August 2025 through repayment in full of the principal aggregate amount would be $1.4 million per month; (iv) the conversion price of the Debentures would be reduced from $120.00 to $16.20; and (v) the Debentures will become non-callable by the Company until August 2025. As consideration for the JGB Amendment, the Company issued to the Holders approximately 83,000 shares of its common stock (the “Private Placement Shares”).
The Company accounted for the JGB Amendment as a debt extinguishment and recognized a loss on the extinguishment of the convertible debentures payable of $7.3 million, which is recorded in other income (expense) on the consolidated statement of operations.
On January 3, 2025, the holders had converted $0.4 million principal into approximately 22,000 shares of the Company’s common stock, at the conversion price of $16.20 per share (as adjusted for the reverse stock split).
High Trail Agreement
The Company entered into a securities purchase agreement (the “Purchase Agreement”) with High Trail Special Situations LLC (the “Purchaser”) on October 11, 2023, pursuant to which the Company agreed to issue and sell, for an aggregate $80.0 million in gross proceeds:
(i) in a registered offering by the Company directly to the Purchaser (the “Offering”)
(a) $45.0 million aggregate principal amount of senior secured convertible notes payable due 2025 (the “Registered Notes”)
initially convertible by the Purchaser at a price of $171.60 into 0.3 million shares of the Company’s common stock and
(b) warrants to purchase up to 0.4 million shares of the Company’s common stock at a price of $191.40 per share (the
“Registered Warrants”), and
(ii) in a concurrent private placement to the Purchaser (the “Private Placement”), $35.0 million aggregate principal amount of senior secured convertible notes payable due 2025 initially convertible at a price of $171.60 into 0.2 million shares of the Company’s common stock (the “Private Placement Notes” and together with the Registered Notes, the “Notes”).
The Company also granted the Purchaser an Option to purchase up to an additional $25.0 million aggregate principal amount of Private Placement Notes, in their sole discretion, initially convertible into shares of the Company’s common stock (the “Subsequently Purchased Notes”) at a conversion price equal to $1,000 divided by a fraction (1) whose numerator is $1,000; and (2) whose denominator is the sum of (a) $0.09375 and (b) the greater of (x) the Nasdaq Minimum Price (as defined in Nasdaq Rule 5635(d)) on the date of the Purchase Agreement and (y) the Nasdaq Minimum Price (as defined in Nasdaq Rule 5635(d)) on the date of the issuance of the Subsequently Purchased Notes) Notice per the terms of the Notes and warrants (the “Private Placement Warrants” and together with the Registered Warrants, the “Warrants”) to purchase up to 0.1 million shares of the Company’s common stock at an exercise price calculated as the greater of (x) 115% of the Nasdaq Minimum Price on the date of the applicable Subsequently Purchased Securities Notice is delivered and (y) the Nasdaq Minimum Price on the date of signing the Purchase Agreement, per the terms, in a subsequent private placement on the same terms as the Notes and the Registered Warrants (any such subsequent private placement, a “Subsequent Private Placement”).
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
As of December 31, 2023, the Company had aggregate principal outstanding under the Notes of $61.0 million, reported at fair value of $20.4 million (refer to Note 4 (Investments and Fair Value Measurements), for fair value measurements and additional discussion) and broken out as follows:

Notes
Principal balance, October 13, 2023	$80,000,000
Less:
Conversions	10,000,000
Partial redemption payments of principal	9,000,000
Notes principal balance, December 31, 2023	$61,000,000
The High Trail Notes were secured by a first-priority lien, subject only to certain permitted liens, on substantially all of the Company’s and subsidiaries’ (other than certain foreign subsidiaries) tangible and intangible assets, whether now owned or hereafter acquired (other than certain excluded property) and included a pledge of the stock of the Company’s subsidiaries and a portion of the stock of foreign subsidiaries.
All payments due under the High Trail Notes ranked (i) pari passu with all Other Notes, (ii) effectively senior to all unsecured obligations of the Company to the extent of the value of the collateral securing the High Trail Notes for so long as the collateral secured the High Trail Notes in accordance with the terms and (iii) senior to any subordinated indebtedness.
The Company recorded the High Trail Notes at their fair value at issuance of $89.1 million, per the fair value option under ASC 825 (refer to Note 4 (Investments and Fair Value Measurements)) and will be measured on a recurring basis and adjusted through other income and expense. The Option was recorded as a liability at fair value at issuance of $9.8 million (refer to Note 4 (Investments and Fair Value Measurements)). The Warrants qualified for classification as equity instruments and were recorded at $0 in additional paid in capital, which represents the residual amount after allocation of proceeds to the High Trail Notes and option to purchase additional High Trail Notes (“Option”) at fair value. The Company recognized an initial loss on the issuance of the High Trail Notes and Option of $18.8 million for the difference between the combined fair value of the High Trail Notes and Option and proceeds from the transaction, which was recorded in Loss on High Trail Agreement within other income (expense) on the consolidated statement of operations. The Company incurred debt issuance costs of $4.8 million related to the Offering, which was charged to interest expense and recorded in other income (expense) in the consolidated statements of operations.
Terms of Repayment
The High Trail Notes were sold at 100% of their principal amount and were repaid at 115% of the principal amount (the “Repayment Price”). The High Trail Notes do not bear regular interest and mature on September 1, 2025 (the “Maturity Date”), unless earlier repurchased, redeemed or converted as previously described above.
On the earlier to occur of (i) the date that no principal amount remains outstanding or (ii) the Maturity Date, the Company will be required to pay a retirement fee (the “Retirement Fee”) to the holders of the High Trail Notes equal to (x) with respect to the Registered Notes, the product of (a) $2.8 million multiplied by (b) a fraction, whose numerator is an amount equal to $45.0 million less the aggregate principal amount of such Registered Notes converted into shares of the Company’s common stock, and whose denominator is $45.0 million; and (y) with respect to any Subsequently Purchased Notes, an amount equal to the product of (a) 6.25% of the initial principal amount of such Subsequently Purchased Notes multiplied by (b) a fraction, whose numerator is an amount equal to the initial principal amount of such Subsequently Purchased Notes less the aggregate principal amount of such Subsequently Purchased Notes converted into shares of the Company’s common stock, and whose denominator is an amount equal to the initial principal amount of such Subsequently Purchased Notes. In connection with the redemption of the Private Placement Notes in February 2024, the Company paid a Retirement Fee of $3.2 million.
Conversion
The holder was able to convert the principal amount of the High Trail Notes in whole at any time prior to maturity, or in part in denominations of $1,000, per the terms. The holder’s ability to convert the High Trail Notes is limited if after such conversion the holder and its affiliates and attribution parties beneficially own an aggregate of 4.99% of the Company’s common stock, which percentage may be changed at the holders’ election to a higher or lower percentage not in excess of 9.99% upon 61 days’ notice subject to the terms of the High Trail Notes.
The Company could have required conversion of all, but not less than all, of the High Trail Notes upon occurrence of a forced conversion trigger and if certain equity conditions are satisfied on date of notice, pursuant to the terms of the High Trail Notes. A forced conversion trigger occurs if the last reported sale price of the Company’s common stock exceeds 175% of the conversion price on at least 20 volume-weighted average price (“VWAP”) trading days in any 30 consecutive trading day period.
The High Trail Notes contain standard antidilution provisions which adjust the conversion rate upon stock dividends, splits and combinations, certain events which include the distribution of rights, options and warrants, spin-offs and other distributed property, cash dividends or distributions, and tender or exchange offers. The Company could have increased the conversion rate on any portion of the High Trail Notes for any period of time (which decreases the conversion price) if the Board of Directors determined in good faith that such an increase is in the best interest of the Company.
As of December 31, 2023, the holder had converted $10.0 million principal into 0.1 million shares of the Company’s common stock, at the conversion price of $171.60 per share.
Redemption
The holders had the option to partially redeem a portion of the High Trail Notes on the first day of each month beginning on November 1, 2023, (except for March 1, 2024, and subject to a delay of the April 2024 partial redemption date to April 20, 2024), at the Repayment Price, for an amount not to exceed $5.2 million, which amount may be increased upon agreement of both parties.
The Company had the right to redeem all of the then outstanding principal amount of the High Trail Notes under certain circumstances beginning on the 30th day following the date that the Resale Registration Statement became effective, and the holders of the High Trail Notes could have required the Company to redeem the High Trail Notes upon a fundamental change, which includes a change in control, liquidation provisions or if the Company’s common stock ceases to be listed on any eligible exchange (as defined in the High Trail Notes), in each case for a redemption price set forth in the High Trail Notes.
If an event of default occurs (other than certain bankruptcy provisions which require automatic acceleration) and has not been waived by the holder, the holder could have declared the High Trail Notes due and payable for cash in an amount equal to the event of default acceleration amount as set forth in the High Trail Notes. Events of default include, among other things, non-timely Form 10-Q and 10-K Exchange filings, “Big R” restatement for any previously filed 10-Q or 10-K and ceasing to satisfy the eligibility requirement under Section I.A. of General Instruction to Form S-3. If an event of default occurred, default interest of 15% would have automatically accrued on the principal amount outstanding until cured and interest is paid, as specified in the High Trail Notes.
On January 1, 2024, and February 1, 2024, the holders redeemed an aggregate of $9.0 million of principal, at the Repayment Price of $10.4 million. In February 2024, in connection with the Letter Agreement and Amendment, the Company redeemed an aggregate of $27.7 million of High Trail Notes for a total redemption payment of approximately $31.9 million, together with a retirement fee of approximately $3.2 million. Following the redemptions the Company has $24.3 million of High Trail Notes outstanding, see “Debt Financing Amendment” below.
Covenants and Restrictions
The High Trail Notes subjected the Company to various affirmative and negative covenants, and events of default that, among other things, restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to incur or amend indebtedness, grant liens on their assets, make investments, make distributions or pay certain dividends, transfer assets, and place limitations or requirements on business combination events. The Company must comply with certain financial maintenance covenants and shall have at all times a minimum liquidity amount which is tested monthly and must maintain a minimum cash spend availability tested quarterly. As long as the High Trail Notes remain outstanding, the Company was required to maintain a share reserve and a required funding program, the Company and each subsidiary is prohibited from directly or indirectly entering into any variable rate transactions subject to certain exclusions, the Company was subject to certain restricted periods during which it could not issue equity or equity linked securities subject to certain exclusions, and as long as any High Trail Notes or Warrants remained outstanding the Company could not issue any Notes or Warrants or other securities which would cause a breach or default, without the consent of the required holders.
The High Trail Notes contained provisions for liquidated damages, and required the Company to reimburse the holder for out-of-pocket costs incurred in connection their reliance on receipt of shares as applicable, if the Company fails to timely deliver shares upon conversion of the High Trail Notes or exercise of the Warrants or fails to deliver certificates with removal of restrictive legend when required, and in the event the Company failed to reserve the required number of authorized but unissued shares.
Warrants
In connection with the High Trail Notes, the Company issued Warrants to purchase up to 0.4 million shares of the Company’s common stock at an exercise price of $191.40 per share and a term of 5 years from the date of issuance. The Warrants qualified for classification as equity instruments, and as discussed above, were recorded in additional paid in capital at $0, which represents the residual amount after allocation of proceeds to the High Trail Notes and Option at fair value (refer to Note 10 (Stockholders’ Equity and Stock-Based Compensation)).
High Trail Amendment
On February 27, 2024, the Company entered into a letter agreement (the “Letter Agreement”) and an Amendment to the Registered Note (the “Amendment”), with the Purchaser of the High Trail Notes which provided for, among other things, the following:

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
Immediately following the redemptions above, there was approximately $24.3 million in aggregate principal amount of the Registered Notes outstanding.
High Trail Redemption Agreement
On May 23, 2024, in connection with the JGB Debentures Offering, the Company entered into a redemption agreement with High Trail (the “HT Agreement”). Pursuant to the HT Agreement, the Company agreed to redeem the entire outstanding principal amount of $15.3 million under the High Trail Note at a redemption price of 115% for a total redemption payment of $17.6 million (the “Redemption Payment”). Upon High Trail’s receipt of the Redemption Payment on May 24, 2024, the High Trail Note and related Option were cancelled. In addition, the Company agreed to pay High Trail a retirement fee of $2.2 million and to reimburse High Trail for all of its reasonable and documented out-of-pocket expenses incurred with the release and termination of security interests relating to the High Trail Notes.
The Company recognized a loss on the extinguishment of the High Trail Note of $1.1 million, and a gain on the extinguishment of the Purchase Option (as defined in Note 11 (Commitments and Contingencies) to our consolidated financial statements) of $5.1 million, for a net gain of $4.0 million, which is recorded in other income (expense) on the consolidated statement of operations.
As of December 31, 2024, the Company had no principal outstanding under the High Trail Notes (refer to Note 8 (Investments and Fair Value Measurements) to our consolidated financial statements), for fair value measurements and additional discussion) and activity broken out as follows:

Principal balance, January 1, 2024	$61,000,000
Less:
Conversions	—
Partial redemption of principal	18,000,000
Redemption payment of principal	43,000,000
Total	$—
In addition to redeeming $15.3 million and $27.7 million of the principal outstanding under the High Trail Notes on May 24, 2024, and March 1, 2024, respectively, for an aggregate principal redemption of $43.0 million at the aggregate Redemption Price of $49.5 million, the Holders redeemed $4.5 million each of principal on January 1, 2024, February 1, 2024, April 20, 2024, and May 1, 2024, for an aggregate principal redemption of $18.0 million at an aggregate Repayment Price of $20.7 million. Under the terms of the High Trail Notes, the Holders had the option to redeem a portion of the High Trail Notes not to exceed $4.5 million principal on the first day of each month beginning November 1, 2023, at the Repayment Price. The April 2024 payment was delayed to April 20, 2024, under the High Trail Amendment as discussed above.

Other Income (Expense), Net
The following is a summary of the charges included within other income (expense), net on the consolidated statement of operations:

	December 31,
	2024	2023
Debt issuance costs on sale of convertible debenture	$(1,747,000)	$(4,521,000)
Other interest expense	(289,000)	(598,000)
Changes in estimated fair value, interest and redemption payments on High Trail notes and convertible debentures	(2,084,000)	3,597,000
Other expense	(716,000)	(148,000)
Gain on High Trail extinguishment	3,965,000	—
Loss on issuance of convertible debentures and High Trail notes payable	(1,890,000)	(18,827,000)
Loss on extinguishment of convertible debentures payable	(7,341,000)	—
Total other income (expense)	$(10,102,000)	$(20,497,000)
10. Stockholders’ Equity and Stock-Based Compensation
Common Stock
The Company is currently authorized to issue up to 400 million shares of $0.0001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.
Preferred Stock
The Company is currently authorized to issue up to 10 million shares of $0.0001 par value preferred stock. No preferred stock was issued or outstanding as of December 31, 2024 and December 31, 2023.
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
Reverse Stock Splits
On August 4, 2023 and January 24, 2025, the Company completed a reverse stock split of its outstanding shares of common stock pursuant to which every 10 shares and 60 shares, respectively, of issued and outstanding common stock were exchanged for one share of common stock. No fractional shares were issued in the reverse stock split. Instead, the Company paid cash (without interest) equal to such fraction multiplied by $354.00 and $9.75, respectively per share (a price equal to the average of the closing sales prices of the common stock on The Nasdaq Capital Market during regular trading hours for the five consecutive trading days immediately preceding August 4 and January 27, respectively, with such average closing sales prices being adjusted to give effect to a Reverse Stock Split). All share and per share amounts included within these consolidated financial statements have been retrospectively adjusted to reflect the reverse stock split.
Sale of Common Stock

Cowen At-the-Market Facility
On March 23, 2021, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) which provides for the sale, in the Company’s sole discretion, of shares of common stock having an aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal, which was amended on March 9, 2023 to decrease the maximum aggregate offering price to $200.0 million for sales made on and after the date of the amendment (the “Cowen ATM”). The Company agreed to pay Cowen a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. During the year ended December 31, 2023, the Company sold approximately 0.2 million shares of common stock under the Cowen ATM at an average share price of $277.09 per share, and received gross proceeds of approximately $57.8 million before deducting offering costs of $1.4 million. During the year ended December 31, 2024, the Company sold approximately 0.5 million shares of common stock under the Cowen ATM at an average share price of $46.40 per share, and received gross proceeds of approximately $21.4 million before deducting offering costs of $0.6 million.
In January 2025, the Company sold approximately 0.1 million shares of common stock under the Cowen ATM at an average share price of $18.94 per share, and received gross proceeds of approximately $1.9 million before deducting offering costs of $0.05 million. On February 4, 2025, the Company provided notice of its termination, effective February 14, 2025, of the Cowen ATM.
Wainwright At-the-Market Facility
On February 21, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million, through or to Wainwright, acting as sales agent or principal. The Company agreed to pay Wainwright a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Wainwright with customary indemnification and contribution rights. In February and March 2025, the Company sold approximately 0.4 million shares of common stock under the ATM Agreement at an average share price of $3.84 per share, and received gross proceeds of approximately $1.4 million before deducting offering costs of $0.05 million.
Stock Warrants
A summary of the Company’s warrant activity for the year ended December 31, 2024 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	8,000	$3,576.00	0.76	$273,000
Granted	361,000	191.13	—	—
Exercised	—	—	—	—
Canceled	(7,000)	—	—	—
Outstanding at December 31, 2023	362,000	$262.61	4.78	$—
Granted	1,192,000	29.29	—	—
Exercised	(134,000)	0.06	—	—
Canceled	(300)	516.00	—	—
Outstanding at December 31, 2024	1,419,700	$91.34	1.40	$—
In connection with the series of Registered Direct Offerings (as described further below) the Company issued warrants to purchase shares of the Company’s common stock.
2018 Equity Incentive Plan
In August 2018, the Company’s board of directors (the “Board”) and its stockholders adopted the 2018 Equity Incentive Plan (the “2018 Plan”), as a successor to and continuation of the Company’s 2006 Equity Incentive Plan (the “2006 Plan”). Under the 2018 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then its employees, directors and consultants, including employees and consultants of its affiliates. The Company had initially reserved approximately 2,500 shares of common stock for issuance under the 2018 Plan, which is the sum of (1) approximately 1,700 new shares, plus (2) the number of shares that remained available for issuance under the 2006 Plan at the time the 2018 Plan became effective, and (3) any shares subject to outstanding stock options or other stock awards that were granted under the 2006 Plan that would have otherwise returned to the 2006 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2019 through January 1, 2028, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board. As of December 31, 2024, approximately 53,000 shares of common stock were authorized for future grants under the 2018 Plan.
2020 Inducement Plan
In August 2020, the Company’s Board adopted the 2020 Inducement Plan, which was further amended by the Board on October 6, 2021, and November 21, 2022. Under the 2020 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then its employees, directors and consultants, including employees and consultants of its affiliates. The Company initially reserved approximately 3,500 shares of common stock for issuance under the 2020 Plan. An approximate additional 1,700 of shares of common stock were reserved for issuance under the Inducement Plan on each of October 6, 2021 and November 21, 2022 for a total of approximately 6,900 shares pursuant to amendments approved by the Board. As of December 31, 2024, approximately 5,000 shares of common stock were authorized for future grants under the 2020 Plan.
Employee Stock Purchase Plan
In August 2018, the Board and the Company’s stockholders adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). A total of approximately 300 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2019, through January 1, 2028, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of the automatic increase, (2) 400 shares, or (3) a lesser number of shares as determined by the Board. As of December 31, 2024, approximately 1,000 shares of common stock were authorized for future grants under the ESPP plan and the Company had temporarily suspended the ESPP plan.
Stock Options
A summary of the Company’s stock option activity is as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	54,000	$1,487.40	7.8	$3,000
Granted	33,000	53.88
Exercised	—	—		—
Canceled	(31,000)	972.54
Outstanding and expected to vest at December 31, 2024	56,000	937.32	7.9	—
Vested and exercisable at December 31, 2024	29,000	$1,474.80	6.9	$—
The weighted-average grant date fair value of stock option grants during the years ended December 31, 2024 and 2023 was $39.48 and $489.00, respectively. The total intrinsic value of the stock options exercised during the years ended December 31, 2024 and 2023 were zero and $25,000, respectively. The contractual term of stock options granted to employees was 10 years, which is also the maximum contractual term permitted for stock options (and stock appreciation rights) issued under the 2018 Plan. Stock options generally vest or become exercisable monthly over a four-year period.
Executive Option Grants and RSUs
On February 15, 2023, the compensation committee of the Company’s board of directors granted various executive officers stock options to purchase an aggregate of approximately 6,000 shares of common stock at an exercise price of $978.00 per share, and RSUs amounting to approximately 1,000 shares of common stock at a grant date fair value of $978.00 per share, in each case with an effective grant date and vesting commencement date of February 15, 2023. On June 3, 2024, the compensation committee of the Company’s board of directors granted various executive officers stock options to purchase an aggregate of approximately 8,000 shares of common stock at an exercise price of $55.80 per share, and RSUs amounting to approximately 2,000 shares of common stock at a grant date fair value of $55.80 per share, in each case with an effective grant date and vesting commencement date of June 3, 2024. On March 14, 2025, the compensation committee of the Company’s board of directors granted various executive officers stock options to purchase an aggregate of approximately 41,000 shares of common stock at an exercise price of $3.47 per share, with an effective grant date and vesting commencement date of March 14, 2025.
These stock option grants and RSUs were issued from the 2018 Plan. The shares subject to the stock options shall vest monthly over 48 months beginning on the one-month anniversary of their respective grant dates, such that the stock options shall be fully vested and exercisable on the four-year anniversary of their respective grant dates. The RSUs shall vest monthly over 48 months beginning one year after their respective grant dates, and the balance of the shares vest in a series of three successive equal annual installments measured from the first anniversary of the applicable grant date, such that the RSU shall be fully vested and exercisable on the four-year anniversary of the applicable grant date.
Restricted Stock Units and Performance Stock Units
The Company issues restricted stock units (“RSU”) and performance stock units (“PSU”). The Company grants restricted stock pursuant to the 2018 Plan and satisfy such grants through the issuance of new shares. RSUs are share awards that, upon vesting, will deliver to the holder shares of our common stock. RSUs generally vest over a two-year period with equal vesting annually prior to 2023, and over a four-year period with equal vesting monthly beginning one year after the grant date beginning in 2023. The Company issues PSUs for which the number of shares issuable at the end of a four-year performance period is based on our performance relative to specified revenue targets and continued employment through the vesting period.
Restricted stock activity was as follows:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2024	4,000	$978.00
Granted	7,000	55.74
Released	(1,000)	736.50
Forfeited	(4,000)	—
Outstanding at December 31, 2024	6,000	$272.04
The total fair value of the RSUs that vested during the years ended December 31, 2024 and 2023 were $0.7 million and $0.5 million, respectively, determined as of the date of vesting. The weighted average remaining contractual term for the RSUs is 3.0 years as of December 31, 2024.
Performance stock activity was as follows:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2024	480	$2,844.00
Granted	—	—
Released	—	—
Forfeited	—	—
Outstanding at December 31, 2024	480	$2,844.00
During the year ended December 31, 2023, the Company reassessed the implicit service period on its performance-based stock units relative to specified revenue targets and determined that the performance conditions were met from an accounting perspective, but subject to certain certifications and approval from the Compensation Committee; therefore, the remaining expense was accelerated as of December 31, 2023. As a result of the accelerated vesting terms, the weighted average remaining contractual term for the PSUs was 0 as of December 31, 2023. On March 14, 2025, the Compensation Committee certified that the Company had achieved the performance goals for the above PSUs.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense for the years ended December 31, 2024 and 2023 was as follows:

	Years Ended December 31,
	2024	2023
Cost of product revenue	$271,000	$520,000
Cost of service and other revenue	94,000	183,000
Research and development	2,149,000	5,092,000
General and administrative	7,222,000	9,383,000
Total stock-based compensation expense	$9,736,000	$15,178,000

The weighted-average assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2024	2023
Risk-free interest rate	4.3%	4.0%
Expected volatility	86.2%	75.3%
Expected term (in years)	5.7	5.9
Expected dividend yield	0.0%	0.0%
Risk-free interest rate. The risk-free rate assumption is based on the U.S. Treasury instruments, the terms of which were consistent with the expected term of the Company’s stock options.
Expected volatility. The Company incorporates the Company’s own volatility assumption into the expected volatility calculation for Black-Scholes by using an equal weighting of the Company’s historical stock volatility and the historical volatilities of a group of industry peers whose share prices are publicly available.
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

Unrecognized Stock-Based Compensation Expense
As of December 31, 2024, the unrecognized compensation expense for all non-vested share-based awards was $7.4 million, and is expected to be recognized as expense over a weighted-average period of 1.6 years.
Registered Direct Offerings
On April 4, 2024, the Company entered into a securities purchase agreement (the “April 2024 Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (the “April 2024 Registered Direct Offering”): (i) an aggregate of approximately 109,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to an aggregate of approximately 37,000 shares of common stock (the “April Pre-Funded Warrants”), and (iii) warrants to purchase up to approximately 146,000 shares of common stock (the “April Purchase Warrants”). The combined purchase price of each share of common stock and accompanying April Purchase Warrant was $68.70 per share. The combined purchase price of each April Pre-Funded Warrant and accompanying April Purchase Warrant was $68.64 (equal to the combined purchase price per share of common stock and accompanying April Purchase Warrant, minus $0.001). The gross proceeds to the Company from the April 2024 Registered Direct Offering were $10.0 million. The Company received net proceeds of $9.3 million after deducting placement agent fees and other offering expenses of $0.7 million payable by the Company.
Each April Purchase Warrant is exercisable for one share of common stock at an exercise price of $61.20 per share. The Purchase Warrants are immediately exercisable as of the date of issuance of April 8, 2024, and will expire on the five-year anniversary of the date of issuance. The April Pre-Funded Warrants are offered in lieu of shares of common stock and provide that the holder may not exercise any portion of an April Pre-Funded Warrant to the extent that immediately prior to or after giving effect to such exercise the holder would own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding common stock immediately following the consummation of the April 2024 Registered Direct Offering. Each April Pre-Funded Warrant is exercisable for one share of common stock at an exercise price of $0.001 per share. The April Pre-Funded Warrants were immediately exercisable and were exercised in full at the time of closing.
On July 4, 2024, the Company entered into a securities purchase agreement (the “July 2024 Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue and sell, (i) in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (the “July 2024 Registered Direct Offering”): (a) an aggregate of approximately 195,000 shares of the Company’s common stock, and (b) pre-funded warrants to purchase up to an aggregate of approximately 97,000 shares of common stock (the “July Pre-Funded Warrants”), and (ii) in a concurrent private placement (the “Private Placement” and together with the July 2024 Registered Direct Offering, the “July 2024 Offering”), Series A warrants to purchase up to an aggregate of approximately 292,000 shares of common stock (the “Series A Warrants”) and Series B warrants to purchase up to an aggregate of approximately 292,000 shares of common stock (the “Series B Warrants”, and together with the Series A Warrants, the “July Purchase Warrants”). Each share of common stock and each July Pre-Funded Warrant sold pursuant to the July 2024 Purchase Agreement were accompanied by one Series A Warrant and one Series B Warrant. The combined purchase price of each share of common stock and accompanying July Purchase Warrants was $34.260 per share. The combined purchase price of each July Pre-Funded Warrant and accompanying July Purchase Warrants was $34.259 (equal to the combined purchase price per share of common stock and accompanying July Purchase Warrants, minus $0.001). The gross proceeds to the Company from the July 2024 Offering were approximately $10.0 million (excluding up to $20.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the July Purchase Warrants issued in the Private Placement which was contingent upon the July Stockholder Approval described below), before deducting placement agent fees and other offering expenses payable by the Company. The Company received net proceeds of $9.3 million after deducting placement agent fees and other offering expenses of $0.7 million payable by the Company.
Each July Purchase Warrant became exercisable for one share of common stock at an exercise price of $34.260 per share beginning on November 27, 2024, the effective date of stockholder approval for the issuance of the shares of common stock upon exercise of the July Purchase Warrants (the “July Stockholder Approval”). The Series A Warrants will expire on the earlier of (i) the 24-month anniversary of the July Stockholder Approval and (ii) 60 days following the later of (a) the date of the public announcement of the occurrence of a medical administrative contractor (including, without limitation, Molecular Diagnostic Services), issuing a final local coverage determination for optical genome mapping for hematological malignancies and (b) the date of the July Stockholder Approval. The Series B Warrants will expire on the earlier of (i) the five-year anniversary of the July Stockholder Approval and (ii) six months following the later of (a) the date of the public announcement of the occurrence of the Company receiving clearance from the U.S. Food and Drug Administration for an optical genome mapping system for any indication and (b) the date of the July Stockholder Approval. The July Pre-Funded Warrants were immediately exercisable for one share of common stock at an exercise price of $0.001 per share and were exercised in full as of December 31, 2024.
The Company adjourned its Special Meeting of Stockholders originally held on October 2, 2024 (the “Special Meeting”) to October 30, 2024 because a quorum was not present at the time of the meeting. The reconvened meeting held on October 30, 2024 was further adjourned to November 27, 2024 because a quorum was not present at the time of the reconvened meeting.

The Special Meeting reconvened on November 27, 2024 and obtained stockholder approval for the issuance of the shares of common stock upon exercise of the July Purchase Warrants.
On October 30, 2024, the Company entered into a securities purchase agreement (the “October 2024 Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (the “October 2024 Offering”): (i) an aggregate of approximately 165,000 shares of the Company’s common stock, (ii) Series C warrants to purchase up to an aggregate of approximately 165,000 shares of the Company’s common stock (the “Series C Warrants”) and (iii) Series D warrants to purchase up to an aggregate of approximately 165,000 shares of the Company’s common stock (the “Series D Warrants”, and together with the Series C Warrants, the (“October Purchase Warrants”). Each share of common stock sold pursuant to the October 2024 Purchase Agreement was accompanied by one Series C Warrant to purchase one share of common stock and one Series D Warrant to purchase one share of common stock. The shares of common stock and the October Purchase Warrants were immediately separable and were issued separately. The combined purchase price of each share of common stock and accompanying October Purchase Warrants was $18.234 per share. The gross proceeds to the Company from the October 2024 Offering were approximately $3.0 million (excluding up to approximately $6.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the October Purchase Warrants, which was contingent upon the October Stockholder Approval described below), before deducting placement agent fees and other offering expenses payable by the Company.
Each October Purchase Warrant is exercisable for one share of common stock at an exercise price of $18.234 per share beginning on January 15, 2025, the effective date of stockholder approval of the issuance of the shares of common stock upon exercise of the October Purchase Warrants (the “October Stockholder Approval”). The Series C Warrants will expire on the five-year anniversary of the October Stockholder Approval. The Series D Warrants will expire on the 18-month anniversary of the October Stockholder Approval.
On January 3, 2025, the Company entered into a securities purchase agreement (the “January 2025 Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (the “January 2025 Offering”) (i) an aggregate of approximately 382,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to an aggregate of approximately 280,000 shares of common stock (the “January Pre-Funded Warrants”) and (iii) warrants to purchase up to an aggregate of approximately 661,000 shares of common stock (the “January Purchase Warrants”). Each share of common stock and each January Pre-Funded Warrant sold pursuant to the January 2025 Purchase Agreement were accompanied by a January Purchase Warrant. Both the shares of common stock and the accompanying January Purchase Warrants, and the January Pre-Funded Warrants and the accompanying January Purchase Warrants were immediately separable and were issued separately. The combined purchase price of each share of common stock and accompanying January Purchase Warrant was $15.120 per share. The combined purchase price of each January Pre-Funded Warrant and accompanying January Purchase Warrant was $15.119 (equal to the combined purchase price per share of common stock and accompanying January Purchase Warrant, minus $0.001). The gross proceeds to the Company from the January 2025 Offering were approximately $10.0 million (excluding up to approximately $20.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the January Purchase Warrants which is contingent upon stockholder approval), before deducting placement agent fees and other offering expenses payable by the Company. Each January Purchase Warrant is exercisable for one share of common stock at an exercise price of $15.120 per share beginning on the effective date of stockholder approval of the issuance of the shares of common stock upon exercise of the January Purchase Warrants (the “Stockholder Approval”). The January Purchase Warrants will expire on the five-year anniversary of the Stockholder Approval.
On January 15, 2025, the Company held a Special Meeting of Stockholders (the “2025 Special Meeting”), and obtained stockholder approval for the issuance of the shares of common stock issuable upon exercise of the October Purchase Warrants and approval, at the discretion of the Company’s board of directors, of a reverse stock split of the Company’s common stock at a ratio of between 1-for-25 and 1-for-75. On January 15, 2025, the Company’s board of directors approved a reverse stock split at a ratio of 1-for-60, and on January 24, 2025, the Company filed a certificate of amendment to effect the reverse split ratio chosen by the Company’s board of directors as further described above under the section “Reverse Stock Splits.”
11. Commitments and Contingencies
Leases
Operating leases
In connection with the Company’s restructuring initiatives, the Company entered into a lease termination agreement on February 28, 2024 with the landlord for the facility in Salt Lake City, as further described under the heading “Restructuring Expenses” in Note 2 (Summary of Significant Accounting Policies). The Company continued to lease the property through June 2024.

In January 2025, the Company entered into a lease termination agreement with the landlord for the facility in Pleasanton, California, that resulted in a one-time termination fee of approximately $0.3 million in the first quarter of 2025. The Company continued to lease the property through the end of January 2025. Further, the restricted cash of $0.4 million held under the letter of credit related to the lease assumed in the acquisition of Purigen in 2022 expired concurrently with the payment of the above termination fee.
Supplemental information
For all leases, the Company has the ability to enter into renewal negotiations, prior to the lease end date, with no specific terms. At this time, it is not reasonably certain that we will extend the term of the lease and therefore the renewal period has been excluded from the aforementioned ROU asset and lease liability measurements. The leases are subject to variable charges for common area maintenance and other costs that are determined based on actual costs and includes certain lease incentives such as tenant improvement allowances. The base rent for the leases is subject to an annual increase each year. Rent expense is being recognized on a straight-line basis over the term of the lease. The Company’s estimated incremental borrowing rate summarized in the table below was used in its present value calculations as the operating and finance leases do not have a stated rate and the implicit rate was not readily determinable. In determining the incremental borrowing rate, the Company considered the interest rate of its prior year term loans as well as publicly available data for discount rates used by peer companies.
Supplemental information pertaining to the Company’s leases in which the Company is the lessee is as follows:

	Year Ended December 31,
	2024	2023
Cash payments included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,754,000	$2,586,000
Operating cash flows from finance leases	$271,000	$275,000
Financing cash flows from finance leases	$58,000	$47,000
Weighted-average remaining lease term:
Operating leases	1.54 years	2.47 years
Finance leases	16.17 years	17.17 years
Weighted-average discount rate:
Operating leases	9.1%	8.3%
Finance leases	7.1%	7.1%
Noncash lease liabilities resulting from obtaining right-of-use assets
Operating leases	$—	$—
The following table provides the components of the Company’s lease cost:

	Year Ended December 31,
	2024	2023
Operating leases
Operating lease costs	$2,632,000	$2,663,000
Variable lease costs	791,000	702,000
Total rent expense	3,423,000	3,365,000
Finance lease
Amortization of right of use assets	204,000	204,000
Interest on lease liabilities	271,000	275,000
Variable lease costs	32,000	40,000
Total finance lease costs	507,000	519,000

Gross sublease income	(176,000)	(106,000)
Total lease costs	$3,754,000	$3,778,000
The future minimum payments under non-cancellable operating and finance leases as of December 31, 2024, are as follows:

	Operating Leases	Finance Lease
2025	2,608,000	338,000
2026	544,000	347,000
2027	254,000	355,000
2028	—	364,000
2029	—	373,000
Thereafter	—	4,857,000
Total future lease payments	3,406,000	6,634,000
Less: imputed interest	(270,000)	(2,835,000)
Total lease liabilities	3,136,000	3,799,000
Less: lease liability, current portion	2,991,000	260,000
Lease liability, net of current portion	$145,000	$3,539,000
Purchase Commitments
The Company had a contractual commitment with a supplier to purchase $0.3 million of products every month for an initial term of two years which began in May 2021 and ended in May 2023. $1.4 million of materials were purchased under this minimum purchase commitment during the year ended December 31, 2023.
The Company is currently negotiating an agreement with its instrument contract manufacturer under which it would make weekly deposits for future inventory purchases that are expected to begin in April 2025 and continue through November 21, 2025. Total payments in 2025 are expected to range from approximately $1.7 million to $2.0 million. The payments are intended to create a deposit for inventory Bionano may purchase above the 2025 minimum order quantity and guarantee the availability of certain raw materials previously purchased by the contract manufacturer to build instruments.
As of December 31, 2024, no liability has been recorded in connection with this commitment, as the obligation is contingent upon ongoing production and future deliveries of finished goods. The Company will continue to evaluate the financial impact of this commitment and assess the need for future disclosures or accruals in accordance with ASC 450.
Restructuring
The 2024 Workforce Reductions described in Note 2 (Summary of Significant Accounting Policies) resulted in total restructuring charges of approximately $8.2 million, comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California Worked Adjustment and Retraining Notification (“WARN”) Act.
The following is a summary of restructuring charges associated with the reduction in force for the years ended December 31, 2024 and 2023 including severance and other exit related costs:

	Year Ended December 31,
	2024	2023
Severance	$5,475,000	$741,000
Lease related expenses	374,000	—
Contracted services and consulting	2,173,000	—
Total restructuring charges included in operating expenses	$8,022,000	$741,000
Total restructuring charges included in cost of revenue	$157,000	$—
Total restructuring charges	$8,179,000	$741,000
The following restructuring liability activity was recorded in connection with the reductions in force for the year ended December 31, 2024 included within accrued expenses on the consolidated financial statements:

Accrued restructuring as of January 1, 2024	$83,000
Restructuring charges incurred during the period	8,179,000
Cash payments	(7,701,000)
Accrued restructuring as of December 31, 2024	$561,000
Litigation

From time to time, the Company may be subject to potential liabilities under various claims and legal actions that are pending or may be asserted. These matters arise in the ordinary course and conduct of the business. The Company regularly assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in the financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on the Company’s assessment, it currently does not have any material loss exposure.
Contingent Consideration
Refer to Note 4 (Investments and Fair Value Measurements) for discussion regarding contingent consideration.
12. Income Taxes
The domestic and foreign components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2024	2023
Domestic	$(112,422,000)	$(235,852,000)
Foreign	438,000	3,421,000
Loss before provision for income taxes	$(111,984,000)	$(232,431,000)
The provision for domestic and foreign income taxes is as follows:

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
Foreign	34,000	63,000
State and local	(1,000)	(1,000)
Total current income tax provision (benefit)	$33,000	$62,000
Deferred:
Federal	$—	$—
Foreign	—	—
State and local	—	—
Total deferred income tax provision (benefit)	—	—
Income tax provision (benefit)	$33,000	$62,000

Reconciliations of the income tax computed at the federal statutory tax rate to the expense for income taxes are as follows:

	Year Ended December 31,
	2024	2023
Income taxes at statutory rates	$(23,517,000)	$(48,811,000)
State income tax, net of federal benefit	(1,079,000)	(1,050,000)
Reduction of tax attributes under section 382	(4,920,000)	43,680,000
Goodwill impairment	—	16,229,000
Research credits	(647,000)	(5,416,000)
Convertible High Trail notes and debentures payable and warrants	1,544,000	4,211,000
Stock-based compensation	1,716,000	1,836,000
Other permanent differences	(2,252,000)	9,000
Limitation of compensation under section 162(m)	196,000	(1,145,000)
Other, net	(767,000)	1,822,000
Change in valuation allowance	29,759,000	(11,303,000)
Income tax expense (benefit)	$33,000	$62,000
Significant components of the Company’s deferred tax assets at December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$113,907,000	$91,977,000
Research and development credits	9,130,000	8,283,000
Stock-based compensation	2,136,000	1,991,000
ASC 842 - lease liability	1,529,000	2,113,000
UNICAP	527,000	826,000
Sec 174 Capitalization	14,759,000	13,483,000
Other	1,708,000	1,413,000
Total gross	143,696,000	120,086,000
Deferred tax liabilities:
Amortization	(2,100,000)	(7,360,000)
ASC 842 - ROU asset	(1,124,000)	(2,013,000)
Less: valuation allowance	(140,472,000)	(110,713,000)
Deferred tax assets, net of valuation allowance	$—	$—
As of December 31, 2024, the Company had federal and state tax net operating loss carryforwards of $488.3 million and $195.0 million, respectively. The federal tax loss carryforwards include $446.7 million that do not expire but utilization is limited to 80% of the Company’s taxable income in any given tax year based on current federal tax laws. The remaining federal tax loss carryforwards of $41.6 million and state tax loss carryforwards begin to expire in 2027 and 2024, respectively, unless previously utilized. As of December 31, 2024, the Company also had federal and California research credit carryforwards of $7.1 million and $10.2 million, respectively. The federal research credit carryforwards begin to expire in 2027 unless previously utilized. The California research credits carry forward indefinitely.
Management assesses all available evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company has experienced net losses since inception, and the revenue and income potential of the Company’s business and market are unproven. Due to the Company’s continuing research and development (“R&D”) activities, the Company expects to continue to incur net losses into the foreseeable future. As such, the Company cannot conclude that it is more likely than not that its deferred tax assets will be realized. A valuation allowance of $140.5 million, and $110.7 million as of December 31, 2024, and 2023, respectively, had been established to offset the deferred tax assets.
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
The Company had performed an ownership change analysis pursuant to Section 382 of the Code through tax year 2023 and identified that ownership changes occurred on various dates that will limit the Company’s ability to utilize its net operating loss and R&D credit carryforwards. Based on the analysis, the Company’s deferred tax assets related to the tax attributes that will expire unused as a result of the ownership change limitations (and their corresponding valuation allowance) have been adjusted as of December 31, 2023 and were further adjusted at December 31, 2024. As a result of limitations arising from the prior ownership changes, $29.3 million of federal and $4.6 million of California net operating loss carry-forwards were removed from the inventory of deferred tax assets as of December 31, 2024. In addition, $5.9 million of federal R&D tax credits were removed from the deferred tax assets as of December 31, 2023. Further, the Company’s deferred tax assets associated with such tax attributes could be significantly reduced upon a future ownership change within the meaning of Section 382 of the Code.
Reconciliations of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, are as follows:

	December 31,
	2024	2023
Balance at beginning of the year	$4,987,000	$7,281,000
Additions/(reductions) for tax positions - prior year	1,190,000	(3,643,000)
Increases related to current year positions	766,000	1,349,000
Balance at the end of the year	$6,943,000	$4,987,000
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
The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual of interest and penalties on the Company’s balance sheets and had not recognized any interest and penalties in the statements of operations for the years ended December 31, 2024 and 2023.
The Company is subject to taxation in the United States, the United Kingdom and China. The Company’s tax years from 2007 (inception) are subject to examination by the United States and state authorities due to the carry forward of unutilized net operating losses and R&D credits.
13. Employee Benefits
The Company has a defined contribution 401(k) plan available to eligible employees. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. The Company expensed matching contributions of $1.4 million and $1.9 million for the years ended December 31, 2024 and 2023, respectively.

14. Segment Reporting
The following table presents financial information with respect to the Company’s single operating segment, including significant segment expenses, which are regularly provided to the CODM and included within consolidated operating loss:

	Year Ended December 31,
	2024	2023
Revenues	$30,776,000	$36,116,000
Cost of revenue	30,396,000	26,550,000
Operating expenses
Salaries, wages, and benefits	51,136,000	83,434,000
Contracted services	18,892,000	29,834,000
Non-inventory materials	2,716,000	7,066,000
Consulting	4,659,000	8,211,000
Rent and facilities	4,095,000	4,624,000
Depreciation and amortization	8,826,000	10,400,000
Travel and entertainment	1,654,000	4,324,000
Administrative and other*	12,385,000	76,918,000
Total operating expenses	104,363,000	224,811,000
Loss from operations	$(103,983,000)	$(215,245,000)
*Administrative and other primarily includes operating expenses for intangible assets and other long-lived assets impairment of $19.7 million, changes in fair value of contingent consideration of $10.9 million, disposals of property, plant, and equipment of $2.7 million, gain on lease modification of $0.1 million, and taxes, interest, and fees of $1.0 million, as of December 31, 2024, as compared to operating expenses for $77.3 million of goodwill impairment and $0.4 million in taxes, interest, and fees as of December 31, 2023.

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
As of December 31, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this assessment, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
As of December 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item will be set forth under the captions “Proposal 1 – Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Information Regarding Committees of the Board of Directors,” “Executive Officers,” and “Delinquent Section 16(a) Reports,” if any, in our definitive proxy statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated in this Annual Report by reference.
We have adopted a code of business conduct and ethics, or the Ethics Code, that applies to all our employees, officers and directors. This includes our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The full text of the Ethics Code is available on our website at www.bionano.com. If we ever were to amend or waive any provision of our Ethics Code that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing similar functions, we intend to satisfy our disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on our website set forth above rather than by filing a Current Report on Form 8-K. Information contained in, or that can be accessed through, our website is not incorporated by reference herein, and you should not consider information on our website to be part of this Annual Report.
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
The following consolidated financial statements of Bionano Genomics, Inc are included in Item 8 of this report:
•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets — December 31, 2024 and 2023
•Consolidated Statements of Operations — Years ended December 31, 2024 and 2023
•Consolidated Statements of Comprehensive Loss — Years ended December 31, 2024 and 2023
•Consolidated Statements of Stockholders’ Equity (Deficit) – Years ended December 31, 2024 and 2023
•Consolidated Statements of Cash Flows — Years ended December 31, 2024 and 2023
•Notes to Consolidated Financial Statements
(2)Financial statement schedule.
All schedules have been omitted because they are not required or because the required information is given in the financial statements or notes thereto set forth under Item 8 above.
(3)Exhibits
A list of exhibits filed with this Annual Report or incorporated herein by reference can be found in the Exhibit Index below.
Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2023).

Exhibit Number	Description
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on January 27, 2025).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 24, 2018).
3.4	Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 14, 2023)..
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

4.9^€	Form of Senior Secured Convertible Debenture Due May 24, 2026 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2024).
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

4.15
Settlement Agreement and First Amendment to Debentures dated December 31, 2024 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 3, 2025).

4.16
Form of Warrant to Purchase Common Stock issued to Investors in January 2025 Registered Direct Offering) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 6, 2025).

4.17
Form of Pre-Funded Warrant to Purchase Common Stock issued to Investors in January 2025 Registered Direct Offering) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 6, 2025).

4.18	Description of the Company’s Securities (incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 5, 2024).
4.19	Form of Note, representing the Company’s Senior Secured Convertible Notes due 2025 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on October 11, 2023).

Exhibit Number	Description
4.20
Amendment to Initial Registered Note issued to Purchaser dated February 27, 2024 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 28, 2024).

10.1^€
Form of Securities Purchase Agreement, dated April 4, 2024, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2024).

10.2^€
Form of Securities Purchase Agreement, dated July 4, 2024, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 8, 2024).

10.3^€
Form of Securities Purchase Agreement, dated October 30, 2024, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2024).

10.4^€
Form of Securities Purchase Agreement, dated January 3, 2025, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 6, 2025).

10.5+
Bionano Genomics, Inc. 2018 Equity Incentive Plan, as amended (the “2018 Plan”) (incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 (File No. 333-245764), filed with the SEC on August 13, 2020).

10.5A+
Forms of grant notice, stock option agreement and notice of exercise under the 2018 Plan (incorporated by reference to Exhibit 10.2A of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2023).

10.5B+
Forms of director grant notice, stock option agreement and notice of exercise under the 2018 Plan (incorporated by reference to Exhibit 10.2B of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2023).

10.5C+
Forms of double-trigger grant notice, stock option agreement and notice of exercise under the 2018 Plan (incorporated by reference to Exhibit 10.2C of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2023).

10.5D+
Forms of international grant notice, stock option agreement and notice of exercise under the 2018 Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, filed with the SEC on August 17, 2018).

10.5E+
Forms of restricted stock unit grant notice and restricted stock unit award agreement under the Bionano Genomics, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2021).

10.5F+
Bionano Genomics, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.5 of the Registrant’s Registration Statement on Form S-8 (File No. 333-227073), filed with the SEC on August 28, 2018).

10.5G+	Bionano Genomics, Inc. 2020 Inducement Plan, as amended (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 28, 2022).
10.5H+
Form of Stock Option Grant Notice and Stock Option Agreement under the Bionano Genomics, Inc. 2020 Inducement Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 24, 2020).

10.5I+
Bionano Genomics, Inc. Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022).

10.6+
Form of Indemnification Agreement by and between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2020).

10.7+
Employment Agreement by and between the Registrant and R. Erik Holmlin, Ph.D., dated November 7, 2017, as amended (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-225970), as amended).

10.8+
Employment Agreement, effective as of August 31, 2020, by and between Alka Chaubey and the Company (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2020).

10.9+
Employment Agreement by and between the Registrant and Mark Oldakowski, dated November 7, 2017 (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-225970), as amended).

10.10
Lease by and between the Registrant and The Irvine Company LLC, dated January 16, 2012 (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-225970), as amended).

10.10A
First Amendment to the Lease by and between the Registrant and The Irvine Company LLC, dated September 10, 2013 (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-225970), as amended).

10.10B
Second Amendment to the Lease by and between the Registrant and The Irvine Company LLC, dated July 1, 2015 (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-225970), as amended).

10.10C
Third Amendment to the Lease by and between the Registrant and The Irvine Company LLC, dated December 19, 2019 (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2021).

Exhibit Number	Description
10.10D
Fourth Amendment to the Lease by and between the Registrant and The Irvine Company LLC, dated February 15, 2021 (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2021).

10.10E
Fifth Amendment to the Lease by and between the Registrant and The Irvine Company, LLC, dated January 12, 2022. (incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022).

10.11
Standard Industrial/Commercial Single-Tenant Lease, made effective as of November 23, 2021, by and between the Company and 6777 Nancy Ridge LLC (incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022).

10.12
Commercial Single-Tenant Lease – Net, dated February 28, 2016, by and between Tesa Beach LLC and BioDiscovery, Inc. (incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022).

10.13
Lease, dated August 22, 2016, by and between SFF BBC, LLC and Purigen Biosystems, Inc. (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2023).

10.13A
First Amendment to the Lease by and between Purigen Biosystems Inc, and SFF BBC, LLC, dated August 22, 2016 (incorporated by reference to Exhibit 10.14A of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2023).

10.14
At the Market Offering Agreement, dated February 21, 2025, by and between the Company and H.C. Wainwright, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 21, 2025).

10.15#
Master Services Agreement by and between the Registrant and Skorpios Technologies, Inc. (f/k/a Novati Technologies, Inc. and f/k/a SVTC Technologies, LLC), dated March 2, 2009, as amended (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-225970), as amended).

10.16#
Manufacturing Services Agreement by and between the Registrant and Paramit Corporation, dated February 18, 2015 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-225970), as amended).

10.17^
Securities Purchase Agreement, dated October 11, 2023, by and among the Company and the Purchaser named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2023).

10.18^
Letter Agreement between the Company and the Purchaser named therein, dated February 27, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 28, 2024).

10.19	Separation Agreement, effective as of February 20, 2025, by and between Gülsen Kama and the Company.
10.20^#
Securities Purchase Agreement, dated May 24, 2024, by and among the Company and the Buyers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2024)

10.21^#
Security Agreement, dated as of May 24, 2024, by and among the Company, BioDiscovery, LLC, Lineagen, Inc., Purigen Biosystems, Inc., and JGB Collateral LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2024)

10.22
Placement Agency Agreement, dated May 24, 2024, by and between the Company and Canaccord Genuity LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2024).

10.23
Registration Rights Agreement, dated May 24, 2024, by and between the Company and the Investors (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2024)

19.1	Bionano Genomics, Inc. Insider Trading and Window Period Policy.
21.1	Subsidiaries of the Registrant.
23.1	Consent of BDO USA, P.C., independent registered public accounting firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Bionano Genomics, Inc. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 5, 2024).
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.

Exhibit Number	Description
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.
+	Indicates management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the Exhibits to the SEC upon its request.
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

Bionano Genomics, Inc.

Date: March 31, 2025	By:	/s/ R. Erik Holmlin, Ph.D.
R. Erik Holmlin, Ph.D.
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of R. Erik Holmlin, Ph.D. and Mark Adamchak as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Bionano Genomics, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Erik Holmlin, Ph.D.	Chief Executive Officer and Director (Principal Executive and Principal Financial Officer)	March 31, 2025
R. Erik Holmlin, Ph.D.

/s/ Mark Adamchak	VP, Accounting (Principal Accounting Officer)	March 31, 2025
Mark Adamchak

/s/ David L. Barker, Ph.D.	Director	March 31, 2025
David L. Barker, Ph.D.

/s/ Albert A. Luderer, Ph.D.	Director	March 31, 2025
Albert A. Luderer, Ph.D.

/s/ Yvonne Linney, Ph.D.	Director	March 31, 2025
Yvonne Linney, Ph.D.

/s/ Hannah Mamuszka	Director	March 31, 2025
Hannah Mamuszka

/s/ Aleksandar Rajkovic, M.D., Ph.D	Director	March 31, 2025
Aleksandar Rajkovic, M.D., Ph.D.

/s/ Christopher Twomey	Director	March 31, 2025
Christopher Twomey

/s/ Kristiina Vuori, M.D., Ph.D.	Director	March 31, 2025
Kristiina Vuori, M.D., Ph.D.

/s/ Vincent Wong, J.D., M.B.A.	Director	March 31, 2025
Vincent Wong, J.D., M.B.A.