Form 10-Q
period 2025-03-31
Bionano Genomics, Inc.
filed 2025-05-14
CIK 1411690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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
(858) 888-7600
(Registrant’s Telephone Number, Including Area Code)
_________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BNGO	The Nasdaq Capital Market

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

As of May 7, 2025, the registrant had 3,364,000 shares of Common Stock ($0.0001 par value) outstanding.

BIONANO GENOMICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIONANO GENOMICS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$3,625,000	$9,173,000
Investments	14,606,000	302,000
Accounts receivable, net	3,354,000	4,752,000
Inventory	9,562,000	11,121,000
Prepaid expenses and other current assets	2,782,000	3,141,000
Restricted investments	11,000,000	11,000,000
Total current assets	44,929,000	39,489,000
Restricted cash	—	400,000
Property and equipment, net	18,339,000	19,219,000
Operating lease right-of-use assets	1,108,000	1,804,000
Finance lease right-of-use assets	3,249,000	3,299,000
Intangible assets, net	8,365,000	9,705,000
Other long-term assets	2,424,000	2,754,000
Total assets	$78,414,000	$76,670,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	6,562,000	6,962,000
Accrued expenses	3,937,000	5,641,000
Contract liabilities	1,020,000	1,128,000
Operating lease liability	1,592,000	2,991,000
Finance lease liability	257,000	260,000
Convertible debentures and High Trail Notes payable (at fair value)	13,040,000	20,362,000
Total current liabilities	26,408,000	37,344,000
Operating lease liability, net of current portion	—	145,000
Finance lease liability, net of current portion	3,526,000	3,539,000
Long-term contract liabilities	292,000	267,000
Total liabilities	$30,226,000	$41,295,000
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized at March 31, 2025 and December 31, 2024; 3,101,400 and 1,865,400 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	744,501,000	728,573,000
Accumulated deficit	(696,327,000)	(693,225,000)
Accumulated other comprehensive income	14,000	27,000
Total stockholders’ equity	$48,188,000	$35,375,000
Total liabilities and stockholders’ equity	$78,414,000	$76,670,000
See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Product revenue	$6,004,000	$6,828,000
Service and other revenue	453,000	1,941,000
Total revenue	6,457,000	8,769,000
Cost of revenue:
Cost of product revenue	3,053,000	4,904,000
Cost of service and other revenue	466,000	1,041,000
Total cost of revenue	3,519,000	5,945,000
Operating expenses:
Research and development	2,370,000	9,779,000
Selling, general and administrative	9,033,000	19,088,000
Intangible assets and other long-lived assets impairment	—	448,000
Restructuring costs	—	4,632,000
Total operating expenses	11,403,000	33,947,000
Loss from operations	(8,465,000)	(31,123,000)
Other income (expense):
Interest income	290,000	1,044,000
Other income (expense)	5,080,000	(1,361,000)
Total other income (expense)	5,370,000	(317,000)
Loss before income taxes	(3,095,000)	(31,440,000)
Benefit (provision) for income taxes	(7,000)	18,000
Net loss	$(3,102,000)	$(31,422,000)
Net loss per share, basic and diluted	$(1.15)	$(35.75)
Weighted-average common shares outstanding basic and diluted	2,694,000	879,000
See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss:	$(3,102,000)	$(31,422,000)
Other comprehensive loss:
Unrealized loss on investment securities	(3,000)	(13,000)
Foreign currency translation adjustments	(10,000)	(26,000)
Other comprehensive loss	$(13,000)	$(39,000)
Total comprehensive loss	$(3,115,000)	$(31,461,000)
See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2024	762,600	$—	$677,342,000	$(581,208,000)	$23,000	$96,157,000
Stock-based compensation expense	—	—	3,015,000	—	—	3,015,000
Issue common stock, net of issuance costs	196,300	—	15,059,000	—	—	15,059,000
Net loss	—	—	—	(31,422,000)	—	(31,422,000)
Other comprehensive loss	—	—	—		(39,000)	(39,000)
Balance at March 31, 2024	958,900	$—	$695,416,000	$(612,630,000)	$(16,000)	$82,770,000

Balance at January 1, 2025	1,865,400	$—	$728,573,000	$(693,225,000)	$27,000	$35,375,000
Stock-based compensation expense	—	—	1,587,000	—	—	1,587,000
Issue common stock and warrants, net of issuance costs	934,000	—	13,982,000	—	—	13,982,000
Issue stock for warrant exercises	280,000	—	9,000	—	—	9,000
Issuance of common stock for convertible debentures payable	22,000	—	350,000	—	—	350,000
Net loss	—	—	—	(3,102,000)	—	(3,102,000)
Other comprehensive loss	—	—	—	—	(13,000)	(13,000)
Balance at March 31, 2025	3,101,400	$—	$744,501,000	$(696,327,000)	$14,000	$48,188,000
See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(3,102,000)	$(31,422,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,434,000	3,007,000
Amortization of financing lease right-of-use asset	51,000	51,000
Accretion of interest on securities	(242,000)	(694,000)
Non-cash lease expense	120,000	27,000
Gain on lease termination/modification	(397,000)	(73,000)
Net realized loss on investments	—	2,000
Stock-based compensation	1,587,000	3,015,000
Change in fair value of contingent consideration	—	(640,000)
Change in fair value of convertible debentures, convertible notes payable and option liability	(5,472,000)	(7,534,000)
Intangible assets and other long-lived assets impairment	—	448,000
Disposal of property and equipment	19,000	284,000
Cost of leased equipment sold to customer	215,000	98,000
Changes in operating assets and liabilities:
Accounts receivable	1,398,000	1,004,000
Inventory	1,110,000	(200,000)
Prepaid expenses and other current assets	74,000	1,073,000
Other assets	330,000	786,000
Accounts payable	(401,000)	(537,000)
Accrued expenses and contract liabilities	(488,000)	3,174,000
Net cash used in operating activities	(2,764,000)	(28,131,000)
Investing Activities:
Purchases of property and equipment	—	(26,000)
Purchase of available for sale securities	(64,767,000)	(110,557,000)
Sale and maturity of available for sale securities	50,701,000	158,169,000
Net cash (used in)/provided by investing activities	(14,066,000)	47,586,000
Financing activities:
Principal payments on financing lease liability	(16,000)	(13,000)
Proceeds from sale of common stock and warrants	13,317,000	15,445,000
Offering expenses on sale of common stock and warrants	(919,000)	(386,000)
Proceeds from warrant exercises	9,000	—
Payments on High Trail Notes	—	(36,664,000)
Payments on convertible debentures	(1,500,000)	—
Net cash provided by/(used in) financing activities	10,891,000	(21,618,000)
Effect of exchange rates on cash, cash equivalents and restricted cash	(9,000)	(26,000)
Net decrease in cash, cash equivalents and restricted cash	(5,948,000)	(2,189,000)
Cash, cash equivalents and restricted cash at beginning of period	9,573,000	18,348,000
Cash, cash equivalents and restricted cash at end of period	$3,625,000	$16,159,000
Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts reported on the unaudited condensed consolidated statements of cash flows
Cash and cash equivalents	3,625,000	15,759,000

Restricted cash	—	400,000
Total cash, cash equivalents and restricted cash at end of period	$3,625,000	$16,159,000
Supplemental cash flow disclosures:
Cash paid for interest	$479,000	$5,620,000
Cash paid for operating lease liabilities	$816,000	$669,000
Supplemental disclosure of non-cash investing and financing activities:
Transfer of instruments and servers from inventory to property and equipment, net	$449,000	$3,505,000
Debt issuance costs included in accounts payable	$—	$44,000
Issuance of common stock for convertible debentures payable	$350,000	$—
Fees paid in common stock	$1,584,000	$—
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
Reverse Stock Split
On January 24, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of all issued and outstanding shares of the Company’s common stock at a ratio of 1-for-60. The reverse stock split did not change the par value or the authorized number of shares of the Company’s common stock. The Company’s condensed consolidated financial statements and notes to the condensed consolidated financial statements present the retroactive effect of the reverse stock split on the Company’s common stock and per share amounts for all periods presented.
Basis of Presentation
The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting purposes. The condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, changes in equity, and comprehensive loss and cash flows for each period presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All intercompany transactions and balances have been eliminated. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Reclassifications
Certain amounts reported in prior years have been reclassified to conform with the presentation in the current year. These reclassifications had no effect on the reported results of operations.
Liquidity and Going Concern
The Company has experienced recurring net losses from operations and negative cash flows from operating activities since its inception, has a significant accumulated deficit and expects to continue to incur net losses into the foreseeable future. As of March 31, 2025, the Company had approximately $3.6 million in cash and cash equivalents, $14.6 million in short-term investments, $11.0 million in restricted short-term investments and working capital of $18.5 million. The amount the Company is required to hold as restricted cash or investments is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures (as defined in Note 5 (Debt) in these notes accompanying the unaudited condensed consolidated financial statements).
As of March 31, 2025 the Company had $13.6 million of principal outstanding under the Debentures (see Note 5 (Debt) to our unaudited condensed consolidated financial statements) and an accumulated deficit of $696.3 million. During the three months ended March 31, 2025, the Company used $2.8 million of cash in operations.
Management expects operating losses and negative cash flows to continue for at least the next year as the Company continues to incur costs related to product development and commercialization efforts. Management has prepared cash flows forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date that the unaudited condensed consolidated financial statements for the three months ended March 31, 2025, are issued. Management’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management’s plans to raise additional capital to fulfill its operating and capital requirements for at least 12 months include public or private equity or debt financings. However, the

Company may not be able to secure such financing in a timely manner or on favorable terms, if at all, and if the Company is unable to raise sufficient additional capital in the very near term, it may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the United States Bankruptcy Code.
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
Significant Accounting Policies
During the three months ended March 31, 2025, there were no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Restructuring Expenses
The Company’s restructuring expense consists primarily of actions taken in May and October 2023 (the “2023 Workforce Reductions”) and March and September 2024 (the “2024 Workforce Reductions”) in order to reduce costs and improve operations and manufacturing efficiency. Severance-related costs were accounted for as a one-time termination benefit communicated by period end without an additional service component, so the charge represents the total amount expected to be incurred. As a result of reducing facility costs and discretionary spending unrelated to headcount and combined with the cost savings from the 2023 Workforce Reductions and 2024 Workforce Reductions, such plans were intended to decrease expenses and maintain a streamlined organization to support the Company’s business.
In connection with the Company’s restructuring initiatives, the Company entered into a lease termination agreement on February 28, 2024 with the landlord for the facility in Salt Lake City that resulted in a one-time termination fee of approximately $0.2 million in the first quarter of 2024. The Company continued to lease the property through June 2024. The Company accounted for the lease amendment as a lease modification and recorded a gain of $0.1 million during the three months ended March 31, 2024.
On March 1, 2024, and September 4, 2024, the Company’s board of directors approved restructuring plans, including reductions in force, that was expected to reduce the Company’s annualized operating expenses. The 2024 Workforce Reductions were incremental to the 2023 Workforce Reductions. As part of the 2024 Workforce Reductions, the Company reduced its overall headcount by approximately 120 and 83 employees in March and September 2024, respectively. The Company had completed the reduction in force from the 2024 Workforce Reductions as of December 31, 2024. In addition, as part of the 2024 Workforce Reductions, Bionano Laboratories phased out the offering of certain testing services related to neurodevelopmental disorders, including autism spectrum disorders, and other disorders of childhood development. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reductions in force. See Note 7 (Commitments and Contingencies in these notes accompanying the unaudited condensed consolidated financial statements) for additional information.
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
During the three months ended March 31, 2024, the Company experienced a triggering event as a result of the restructuring initiatives announced in March 2024 that required an evaluation of its non-OGM Bionano Laboratories asset group for impairment. The Company performed a recoverability test and concluded that the non-OGM Bionano Laboratories long-lived assets were not recoverable; therefore, the Company measured the impairment loss and fully impaired the intangible assets acquired through the acquisition of Lineagen, consisting of its trade name and customer relationship intangible assets. The Company recognized an impairment loss of $0.4 million during the three months ended March 31, 2024. No impairment losses were recorded during the three months ended March 31, 2025.
Inventories
The Company reviews its inventories for classification purposes. The value of inventories not expected to be realized in cash, sold or consumed during the next 12 months are classified as non-current within other long-term assets. As of March 31, 2025, $1.9 million of inventories were included in other long-term assets.
Loss on disposal of property and equipment
Loss on disposal of property and equipment includes the net book value of assets that have been abandoned or retired and consists primarily of our leasehold improvements, furniture, equipment and fixtures that were abandoned and disposed of in the normal course of business. We recorded an immaterial loss on disposal of property and equipment during the three months ended March 31, 2025 and $0.3 million during the three months ended March 31, 2024.
Change in depreciable lives of property and equipment
The Company reviews the estimated useful life of its fixed assets on an ongoing basis. This review indicated that the actual lives of the Company’s Saphyr® and Stratys™ instruments were longer than the estimated useful lives used for depreciation purposes in the Company’s unaudited condensed consolidated financial statements. As a result, effective January 1, 2024, the Company changed its estimates of the useful lives of the Company’s Saphyr and Stratys instruments to better reflect the estimated period during which these assets will remain in service. The estimated useful lives of the Company’s Saphyr and Stratys instruments were increased from 5 to 7 years. The effect of this change in estimate reduced depreciation expense by $1.8 million for the fiscal year 2024. There were no changes to the depreciable lives of property and equipment during the three months ended March 31, 2025.
Segment Reporting
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined it has one operating and reportable segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. The Company’s measure of segment performance on a consolidated basis is consolidated net loss. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets. Refer to the unaudited condensed consolidated statements of operations and comprehensive loss for the Company’s measure of profit (loss). See Note 9 (Segment Reporting) in these notes accompanying the unaudited condensed consolidated financial statements for additional information.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses for all public entities, including public entities with a single reportable segment. On an annual and interim basis, entities are required to disclose significant segment expenses that are regularly provided to the CODM. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the new standard in the fourth quarter of 2024 which did not have a material impact on its consolidated financial statements. See Note 9 (Segment Reporting) in these notes accompanying the unaudited condensed consolidated financial statements for disclosures related to the Company’s segment reporting.
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
2. Net Loss Per Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common share equivalents outstanding for the period. Common share equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities which include outstanding convertible debentures and High Trail Notes (as defined in Note 5), outstanding common warrants to purchase common stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), and outstanding stock options under the Company’s equity incentive plans have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (in common stock equivalent shares):

	March 31, 2025	March 31, 2024
Common stock options	169,000	51,000
Common warrants	2,080,700	362,000
Convertible debentures and High Trail Notes	842,000	142,000
RSUs	5,210	3,000
PSUs	—	480
Total	3,096,910	558,480
3. Revenue Recognition
Revenue by Source

	Three Months Ended March 31,
	2025	2024
Instruments	$689,000	$1,614,000
Consumables	3,247,000	3,464,000
Software	2,068,000	1,750,000
Total product revenue	6,004,000	6,828,000
Service and other	453,000	1,941,000
Total revenue	$6,457,000	$8,769,000
Revenue by Geographic Location

	Three Months Ended March 31,
	2025		2024
	$	%	$	%
Americas	$3,058,000	47.4%	$4,690,000	53.5%
EMEA	3,066,000	47.5%	3,133,000	35.7%
Asia Pacific	333,000	5.2%	946,000	10.8%
Total	$6,457,000	100%	$8,769,000	100%

The table above provides revenue from contracts with customers by source and geographic region (based on the customer’s billing address) on a disaggregated basis. Americas consists of North America and South America. EMEA consists of Europe, the Middle East, and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, India and Australia.
For the three months ended March 31, 2025 and 2024, the United States represented 38.4% and 42.6% of total revenue, respectively. No other countries represented greater than 10% of total revenue during the three months ended March 31, 2025 and 2024.
Remaining Performance Obligations
As of March 31, 2025, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $1.3 million. These remaining performance obligations primarily relate to extended warranty, support and maintenance obligations, as well as obligations related to software under hosting arrangements. The Company expects to recognize approximately 69.9% of this amount as revenue during the remainder of 2025, 19.4% in 2026, and 10.7% in 2027 and thereafter. Warranty revenue is included in service and other revenue.
The Company recognized revenue of approximately $0.7 million and $0.6 million during the three months ended March 31, 2025 and 2024, respectively, which was included in the contract liability balance at the end of the year preceding each period.
4. Balance Sheet Account Details
Accounts Receivable and Allowance for Credit Losses

	March 31, 2025	December 31, 2024	December 31, 2023
Accounts receivable, net:
Accounts receivable, trade	$3,462,000	$4,909,000	$9,802,000
Allowance for credit losses	(108,000)	(157,000)	(483,000)
	$3,354,000	$4,752,000	$9,319,000
Changes to the allowance for credit losses during the three months ended March 31, 2025 and 2024 were as follows:

Allowance for Credit Losses
Balance as of January 1, 2024	$(483,000)
Provision for expected credit loss	—
Write-offs	55,000
Balance as of March 31, 2024	$(428,000)

Balance as of January 1, 2025	$(157,000)
Provision for expected credit loss	—
Write-offs	49,000
Balance as of March 31, 2025	$(108,000)
The Company’s analysis included an assessment of aged trade receivables balances and their underlying credit risk characteristics. The Company’s evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.

Inventory
The components of inventories are as follows:

	March 31, 2025	December 31, 2024
Inventory:
Raw materials	$6,551,000	$6,715,000
Work in process	1,563,000	2,349,000
Finished goods	3,303,000	4,212,000
	$11,417,000	$13,276,000
Inventories current	$9,562,000	$11,121,000
Inventories non-current (included in other long-term assets)	$1,855,000	$2,155,000
Intangible Assets
Intangible assets that are subject to amortization consisted of the following for the periods presented:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$1,000,000	$(692,000)	$308,000	$1,000,000	$(642,000)	$358,000
Customer relationships	3,000,000	(2,075,000)	925,000	3,000,000	(1,925,000)	1,075,000
Developed technology	22,800,000	(15,770,000)	7,030,000	22,800,000	(14,630,000)	8,170,000
Intangibles, net	$26,800,000	$(18,537,000)	$8,263,000	$26,800,000	$(17,197,000)	$9,603,000
Intangible assets not subject to amortization totaled $0.1 million at March 31, 2025 and December 31, 2024, and related to the Company’s domain name. See Note 1 (Organization and Basis of Presentation) in these notes accompanying the unaudited condensed consolidated financial statements for further discussion on the impairment charges impacting the Company’s intangible assets in the period.
Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2025	December 31, 2024
Compensation expenses	$1,860,000	$1,983,000
Taxes payable	660,000	729,000
Insurance	403,000	16,000
Accrued liability for fees to be paid in common stock	—	1,584,000
Professional fees and royalties	307,000	402,000
Warranty liabilities	567,000	276,000
Customer deposits	—	17,000
Other	140,000	634,000
Total	$3,937,000	$5,641,000

5. Debt
JGB Debentures
On May 24, 2024, the Company entered into a securities purchase agreement with certain accredited investors (the “Holders”) and JGB Collateral LLC, as collateral agent for the Holders, for the sale by the Company in a private placement (the “JGB Debentures Offering”) of:
•38,000 shares (the “Shares”) of the Company’s common stock, and
•Senior Secured Convertible Debentures in the aggregate principal amount of $20.0 million (the “Debentures”), for an aggregate purchase price of $18.0 million.
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
Debentures
The Debentures have an aggregate face value of $20.0 million and were issued with an original issue discount of $2.0 million. The Debentures mature on May 24, 2026, and have an interest rate of 11% per annum payable monthly on the last business day of each calendar month. For the three months ended March 31, 2025, the Company had paid the Holders $0.4 million in interest, which is included in the change in fair value within other income (expense), net.
The Company recorded the Debentures at their fair value at issuance of $19.9 million, per the fair value option under ASC 825 (refer to Note 8 (Investments and Fair Value Measurements)) and they will be measured on a recurring basis and adjusted through other income and expense, net. The Shares were recorded at $0 in common stock and additional paid in capital, which represents the residual amount after allocation of proceeds to the Debentures at fair value. The Company recognized an initial loss on the issuance of the Debentures of $1.9 million for the difference between the fair value of the Debentures and proceeds from the transaction, which was recorded in other income (expense) on the unaudited condensed consolidated statement of operations. The Company incurred debt issuance costs of $1.7 million related to the JGB Debentures Offering, which was charged to interest expense and recorded in other income (expense) on the unaudited condensed consolidated statement of operations.
The Holders of the Debentures requested that the Company redeem up to $1.0 million per calendar month of its Debentures may request redemption up to $0.5 million per calendar month beginning in January 2025 to July 2025, and up to $1.4 million from August 2025 onward. The table below shows the amount of potential redemptions each year until the maturity of the Debentures as of March 31, 2025.

2025	$8,875,000
2026	5,116,000
Total	$13,991,000
The Company may redeem the Debentures, subject to certain Equity Conditions (as defined in the Debentures), at any time after August 2025 by paying an amount equal to the entire outstanding principal amount of the Debenture, plus all accrued and unpaid interest, plus the applicable Company Redemption Premium (as defined in the Debentures, the “Premium”) plus any other amounts due and payable under the Debentures. The Premium is an amount equal to 112% of the principal amount of the Debenture if the redemption is prior to the first anniversary of the original issue date, or 106% of the principal amount of the Debenture if the redemption is on or after the first anniversary of the original issue date. No partial redemptions by the Company are permitted.
At the election of the holder, each Debenture is convertible, in whole or in part, at any time and from time to time at a conversion price of $16.20 per share of common stock. The conversion price is subject to adjustment for stock dividends, stock splits, and certain other corporate events. Notwithstanding the foregoing, the Company will not effect any conversion under the Debentures to the extent that such conversion would cause the holder’s beneficial ownership of the Company’s common stock to exceed 4.99% (or 9.99% at the election of the holder) of the Company’s issued and outstanding common stock.
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
As of March 31, 2025 the Company had $13.6 million of principal outstanding, including $0.5 million of the “Fill-Up Amount” (as defined in the JGB Amendment). The Fill-Up Amount represents the shares issuable to adjust for stock price volatility between the date of the settlement agreement and the effective date of the resale registration statement registering such shares for issuance. The Fill-Up Amount shall be payable by adding each Holder’s pro rata share of the Fill-Up Amount to its Debenture. Refer to Note 8 (Investments and Fair Value Measurements), for fair value measurements and additional discussion. The activity for the three months ended March 31, 2025 was as follows:

Debentures
Principal balance, January 1, 2025	$15,491,000
Less:
Conversions	(350,000)
Redemption payments of principal	(1,500,000)
Debentures principal balance, March 31, 2025	$13,641,000
JGB Amendment
On December 31, 2024, the Company entered into an amendment of the Debentures (the “JGB Amendment”) with the Holders thereof. Pursuant to the JGB Amendment, the parties agreed that (i) no amortization payment would be paid in December 2024; (ii) the maximum monthly amortization payments due between January 2025 and July 2025 would be reduced from $1.0 million per month to $0.5 million per month; (iii) the maximum monthly amortization payments due from August 2025 through repayment in full of the principal aggregate amount would be $1.4 million per month; (iv) the conversion price of the Debentures would be reduced from $120.00 to $16.20; and (v) the Debentures would become non-callable by the Company until August 2025. As consideration for the JGB Amendment, the Company issued to the Holders approximately 83,000 shares of its common stock (the “Private Placement Shares”).
The Company accounted for the JGB Amendment as a debt extinguishment and recognized a loss on the extinguishment of the convertible debentures payable of $7.3 million, which was recorded in other income (expense) on the consolidated statement of operations as of December 31, 2024.
On January 3, 2025, the Holders had converted $0.4 million principal into approximately 22,000 shares of the Company’s common stock, at the conversion price of $16.20 per share (as adjusted for the reverse stock split).
High Trail Agreement & Amendment
On February 27, 2024, the Company entered into a letter agreement and an Amendment to the Registered Note (the “Note Amendment”), with the Purchaser of the High Trail Notes which provided for, among other things, the following:
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
•Redemption of the outstanding $17.0 million balance of the privately placed senior secured convertible notes payable due 2025 (the “High Trail Private Placement Notes” and together with the High Trail Registered Notes, the “High Trail Notes”) at a redemption price of 115% for a total redemption payment of approximately $19.6 million;
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
High Trail Redemption Agreement

On May 23,2024, in connection with the JGB Debentures Offering, the Company entered into a redemption agreement with High Trail (the “High Trail Agreement”). Pursuant to the High Trail Agreement, the Company agreed to redeem the entire outstanding principal amount of $15.3 million under the High Trail Note at a redemption price of 115% for a total redemption payment of $17.6 million (the “Redemption Payment”). Upon High Trail’s receipt of the Redemption Payment on May 24, 2024, the High Trail Note and related Option were cancelled. In addition, the Company agreed to pay High Trail a retirement fee of $2.2 million and to reimburse High Trail for all of its reasonable and documented out-of-pocket expenses incurred with the release and termination of security interests relating to the High Trail Notes.
The Company recognized a loss on the extinguishment of the High Trail Note of $1.1 million, and a gain on the extinguishment of the Purchase Option (as defined in Note 8 (Investments and Fair Value Measurements)) of $5.1 million, for a net gain of $4.0 million, which was recorded in other income (expense) on the unaudited condensed consolidated statement of operations in May 2024 upon extinguishment.
As of March 31, 2025, the Company had no principal outstanding under the High Trail Notes (refer to Note 8 (Investments and Fair Value Measurements), for fair value measurements and additional discussion).
In addition to redeeming $15.3 million and $27.7 million of the principal outstanding under the High Trail Notes on May 24, 2024, and March 1, 2024, respectively, for an aggregate principal redemption of $43.0 million at the aggregate Redemption Price of $49.5 million, the Holders redeemed $4.5 million each of principal on January 1, 2024, February 1, 2024, April 20, 2024, and May 1, 2024, for an aggregate principal redemption of $18.0 million at an aggregate Repayment Price of $20.7 million. Under the terms of the High Trail Notes, the Holders had the option to redeem a portion of the High Trail Notes not to exceed $4.5 million principal on the first day of each month beginning November 1, 2023, at the Repayment Price. The April 2024 payment was delayed to April 20, 2024, under the Note Amendment as discussed above.
Other Income (Expense), Net
The following is a summary of the charges included within other income (expense), net on the unaudited condensed consolidated statement of operations:

	Three Months Ended March 31,
	2025	2024
Other interest expense	(85,000)	(122,000)
Changes in estimated fair value, interest and redemption payments on High Trail Notes and convertible debentures	5,071,000	(1,153,000)
Other income (expense)	94,000	(86,000)
Total other income (expense)	$5,080,000	$(1,361,000)

6. Stockholders’ Equity and Stock-Based Compensation
Reverse Stock Split
On January 24, 2025, the Company completed a reverse stock split of its outstanding shares of common stock pursuant to which every 60 shares of issued and outstanding common stock were exchanged for one share of common stock. No fractional shares were issued in the reverse stock split. Instead, the Company paid cash (without interest) equal to such fraction multiplied by $9.75 per share (a price equal to the average of the closing sales prices of the common stock on The Nasdaq Capital Market during regular trading hours for the five consecutive trading days immediately preceding January 27, 2025, with such average closing sales prices being adjusted to give effect to a Reverse Stock Split). All share and per share amounts included within these condensed consolidated financial statements have been retrospectively adjusted to reflect the reverse stock split.
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
Wainwright At-the-Market Facility
On February 21, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million, through or to Wainwright, acting as sales agent or principal. The Company agreed to pay Wainwright a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Wainwright with customary indemnification and contribution rights. In February and March 2025, the Company sold approximately 0.4 million shares of common stock under the ATM Agreement at an average share price of $3.84 per share, and received gross proceeds of approximately $1.4 million before deducting offering costs of $0.05 million. In April and May 2025, the Company sold approximately 0.3 million shares of common stock under the ATM Agreement at an average share price of $4.11 per share, and received gross proceeds of approximately $1.3 million before deducting offering costs of $0.05 million.
Stock Warrants
A summary of the Company’s warrant activity during the three months ended March 31, 2025 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	1,419,700	$91.34	1.40	$—
Granted	941,000	10.64	—	—
Exercised	(280,000)	0.06	—	—
Canceled	—	—	—	—
Outstanding at March 31, 2025	2,080,700	$67.12	0.90	$—
In connection with the registered direct offerings (as described under the heading “Registered Direct Offerings” below) the Company issued warrants to purchase shares of the Company’s common stock.

Stock Options
A summary of the Company’s stock option activity during the three months ended March 31, 2025 was as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	56,000	$937.32	7.90	$—
Granted	116,000	3.47	—
Exercised	—	—	—	—
Canceled	(3,000)	1,016.44	—
Outstanding and expected to vest at March 31, 2025	169,000	$290.59	9.27	$—
Vested and exercisable at March 31, 2025	30,000	$1,375.13	7.01	$—
For the three months ended March 31, 2025, the weighted-average grant date fair value of stock options granted was $3.17 per share.
Stock-Based Compensation
The Company recognized stock-based compensation expense for the periods presented as follows:

	Three Months Ended March 31,
	2025	2024
Cost of product revenue	$37,000	$81,000
Cost of service and other revenue	—	47,000
Research and development	250,000	1,171,000
General and administrative	1,300,000	1,716,000
Total stock-based compensation expense	$1,587,000	$3,015,000
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants during the periods presented were as follows:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.1%	4.0%
Expected volatility	138.5%	80.8%
Expected term (in years)	5.7	6.1
Expected dividend yield	0.0%	0.0%
Restricted Stock Units and Performance Stock Units
The following table summarizes RSU activity during the three months ended March 31, 2025:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2025	6,000	$272.04
Granted	—	—
Released	(420)	995.24
Forfeited	(370)	193.37
Outstanding at March 31, 2025	5,210	$235.61
The total fair value of the RSUs that vested during the three months ended March 31, 2025 was $0.4 million, determined as of the date of vesting. The weighted average remaining contractual term for the RSUs is 2.8 years as of March 31, 2025.

The following table summarizes PSU activity during the three months ended March 31, 2025:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2025	480	$2,844.00
Granted	—	—
Released	(480)	2,844.00
Forfeited	—	—
Outstanding at March 31, 2025	—	$—
During the year ended December 31, 2023, the Company reassessed the implicit service period on its performance-based stock units relative to specified revenue targets and determined that the performance conditions were met from an accounting perspective, but subject to certain certifications and approval from the Compensation Committee; therefore, the remaining expense was accelerated as of December 31, 2023. As a result of the accelerated vesting terms, the weighted average remaining contractual term for the PSUs is 0 years as of March 31, 2025. On March 14, 2025, the Compensation Committee certified that the Company had achieved the performance goals for the above PSUs.
Executive Option Grants and RSUs
On March 14, 2025, the compensation committee of the Company’s board of directors granted various executive officers stock options to purchase an aggregate of approximately 41,000 shares of common stock at an exercise price of $3.47 per share, with an effective grant date and vesting commencement date of March 14, 2025.
These stock option grants were issued from the 2018 Plan. The shares subject to the stock options shall vest monthly over 48 months beginning on the one-month anniversary of their respective grant dates, such that the stock options shall be fully vested and exercisable on the four-year anniversary of their respective grant dates.
Registered Direct Offerings
On January 3, 2025, the Company entered into a securities purchase agreement (the “January 2025 Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (the “January 2025 Offering”) (i) an aggregate of approximately 382,000 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to an aggregate of approximately 280,000 shares of common stock (the “January Pre-Funded Warrants”) and (iii) warrants to purchase up to an aggregate of approximately 661,000 shares of common stock (the “January Purchase Warrants”). Each share of common stock and each January Pre-Funded Warrant sold pursuant to the January 2025 Purchase Agreement were accompanied by a January Purchase Warrant. Both the shares of common stock and the accompanying January Purchase Warrants, and the January Pre-Funded Warrants and the accompanying January Purchase Warrants were immediately separable and were issued separately. The combined purchase price of each share of common stock and accompanying January Purchase Warrant was $15.120 per share. The combined purchase price of each January Pre-Funded Warrant and accompanying January Purchase Warrant was $15.119 (equal to the combined purchase price per share of common stock and accompanying January Purchase Warrant, minus $0.001). The gross proceeds to the Company from the January 2025 Offering were approximately $10.0 million (excluding up to approximately $10.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the January Purchase Warrants which is contingent upon stockholder approval), before deducting placement agent fees and other offering expenses payable by the Company. Each January Purchase Warrant is exercisable for one share of common stock at an exercise price of $15.120 per share beginning on the effective date of stockholder approval of the issuance of the shares of common stock upon exercise of the January Purchase Warrants (the “Stockholder Approval”). The January Purchase Warrants will expire on the five-year anniversary of the Stockholder Approval. The January Pre-Funded Warrants were immediately exercisable and were exercised in full in January 2025.
On January 15, 2025, the Company held a Special Meeting of Stockholders (the “2025 Special Meeting”), and obtained stockholder approval for the issuance of the shares of common stock issuable upon exercise of the Series C warrants and Series D warrants issued in a registered direct offering on October 30, 2024 pursuant to that certain securities purchase agreement and among the Company and certain institutional investors and approval, at the discretion of the Company’s board of directors, of a reverse stock split of the Company’s common stock at a ratio of between 1-for-25 and 1-for-75. On January 15, 2025, the Company’s board of directors approved a reverse stock split at a ratio of 1-for-60, and on January 24, 2025, the Company filed a certificate of amendment to effect the reverse split ratio chosen by the Company’s board of directors as further described above under the section “Reverse Stock Split.”

7. Commitments and Contingencies
The Company has entered into various operating lease agreements and a finance lease agreement, primarily relating to our office, laboratory, and manufacturing space.
The future minimum payments under non-cancellable operating and finance leases as of March 31, 2025, are as follows:

	Operating Leases	Finance Lease
Remainder of 2025	$1,594,000	$255,000
2026	47,000	347,000
2027	—	355,000
2028	—	364,000
2029	—	373,000
Thereafter	—	4,857,000
Total future lease payments	1,641,000	6,551,000
Less: imputed interest	(49,000)	(2,768,000)
Total lease liabilities	$1,592,000	$3,783,000
In January 2025, the Company entered into a lease termination agreement with the landlord for the facility in Pleasanton, California, that resulted in a one-time termination fee of approximately $0.3 million in the first quarter of 2025. The Company continued to lease the property through the end of January 2025. The Company accounted for the lease amendment as a lease termination and recorded a gain of $0.4 million during the three months ended March 31, 2025. Further, the restricted cash of $0.4 million held under the letter of credit related to the lease assumed in the acquisition of Purigen in 2022 expired concurrently with the payment of the above termination fee.
Purchase Commitments
The Company is currently negotiating an agreement with its instrument contract manufacturer under which it would make weekly deposits for future inventory purchases through November 21, 2025. Total payments in 2025 are expected to range from approximately $1.7 million to $2.0 million. The payments are intended to create a deposit for inventory Bionano may purchase above the 2025 minimum order quantity and guarantee the availability of certain raw materials previously purchased by the contract manufacturer to build instruments.
The Company will continue to evaluate the financial impact of this commitment and assess the need for future disclosures or accruals in accordance with ASC 450. As of March 31, 2025, the Company did not accrue any amounts related to this agreement as it was not probable that the amounts would be incurred.

Restructuring
The 2024 Workforce Reductions described in Note 1 (Organization and Basis of Presentation) comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California Worked Adjustment and Retraining Notification (WARN) Act.
There were no restructuring charges incurred for the three months ended March 31, 2025. The following is a summary of restructuring charges associated with the reduction in force for the three months ended March 31, 2024 including severance and other exit related costs:

Three Months Ended March 31,
2024
Severance	$3,874,000
Lease related expenses	211,000
Other	547,000
Total restructuring charges including in operating expenses	$4,632,000
COGS restructuring	$11,000
Total restructuring charges	$4,643,000

The following restructuring liability activity was recorded in connection with the reductions in force for the three months ended March 31, 2025 included within accrued expenses on the unaudited condensed consolidated financial statements:

Accrued restructuring as of January 1, 2025	$561,000
Restructuring charges incurred during the period	—
Cash payments	(239,000)
Accrued restructuring as of March 31, 2025	$322,000
Litigation
From time to time, the Company may be subject to potential liabilities under various claims and legal actions that are pending or may be asserted. These matters arise in the ordinary course and conduct of the business. The Company regularly assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in the unaudited condensed consolidated financial statements. An estimated loss contingency is accrued in the unaudited condensed consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on the Company’s assessment, it currently does not have any material loss exposure as it is not a defendant in any material claims or legal actions.
Contingent Consideration
See Note 8 (Investments and Fair Value Measurements) to the unaudited condensed consolidated financial statements for a discussion of the contingent consideration liability.
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
U.S. treasuries	$14,606,000	—	$14,606,000	—
Money market funds classified as cash equivalents	$2,535,000	$2,535,000	$—	$—
U.S. treasuries classified as restricted investments	$11,000,000	—	$11,000,000	—
Liabilities:
Convertible debentures payable	$13,040,000	$—	$—	$13,040,000

	December 31, 2024
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
U.S. treasuries	$302,000		$302,000
Money market funds classified as cash equivalents	$5,844,000	$5,844,000	$—	$—
U.S. treasuries classified as restricted investments	$11,000,000	—	$11,000,000	—
Liabilities:
Convertible debentures payable	$20,362,000	$—	$—	$20,362,000
JGB Convertible debentures payable, High Trail convertible notes payable and purchase option liability
The fair value of the JGB convertible debentures maturing in 2026, which were issued on May 24, 2024, and the High Trail convertible notes payable that were issued in October 2023, were estimated using a scenario-based analysis as of March 31, 2025 and March 31, 2024, respectively. The fair value was estimated using a lattice model. The key input assumptions utilized are summarized in the table below:

	Convertible Debentures Payable		High Trail Convertible Notes Payable
	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
Expected volatility	97.40%	100.00%	82.60%	80.20%
Risk-free interest rate	3.98%	4.15%	5.33%	4.92%
Term to maturity (years)	1.08	1.33	0.42	0.80
Debt discount rate	20.10%	19.70%	17.10%	17.11%
Equity discount rate	3.98%	4.15%	5.33%	4.92%
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
The terms used to estimate the fair value of the Subsequently Purchased Notes and warrant underlying the Purchase Option liability (the “Subsequently Purchased Warrants”) as of March 31, 2024 and December 31, 2023 are as follows:

	Subsequently Purchased Notes		Subsequently Purchased Warrants
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Expected volatility	81.50%	80.20%	75.80%	66.20%
Risk-free interest rate	4.79%	4.46%	4.17%	3.80%
Term to maturity (years)	1.42	1.50	5.00	5.00
Dividend yield	—%	—%	—%	—%
Exercise price	—	—	$3.19	$3.19
Debt discount rate	16.50%	16.60%	—%	—%
Equity discount rate	4.79%	4.46%	—%	—%
Changes in estimated fair value of convertible debentures payable in the three months ended March 31, 2025 are as follows:

Convertible Debentures Payable (Level 3 Measurement)
Balance as of January 1, 2025	$20,362,000
Change in estimated fair value, recorded in other income (expense), net	(5,472,000)
Conversions to common stock	(350,000)
Cash payments on redemptions	(1,500,000)
Balance as of March 31, 2025	$13,040,000
Changes in estimated fair value of contingent consideration liability, convertible High Trail notes payable and option liability in the three months ended March 31, 2024 is as follows:

	Contingent Consideration Liability (Level 3 Measurement)	Convertible High Trail Notes Payable (Level 3 Measurement)	Option Liability (Level 3 Measurement)
Balance as of January 1, 2024	$10,890,000	$69,803,000	$8,534,000
Change in estimated fair value, recorded in selling, general and administrative expenses	(640,000)	—	—
Change in estimated fair value, recorded in other income (expense), net	—	(4,060,000)	(3,474,000)
Cash payments on redemptions	—	(36,663,000)	$—
Balance as of March 31, 2024	$10,250,000	$29,080,000	$5,060,000
Available for Sale Investments
The Company invests its excess cash in U.S. Treasury and agency securities, corporate debt securities, and commercial paper, which are classified as available-for-sale investments. These investments are carried at fair value and are included in the tables below. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. At each reporting date, the Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company evaluates, among others, whether the Company has the intention to sell any of these investments and whether it is not more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Based on this evaluation, as of March 31, 2025 and December 31, 2024, the Company determined that unrealized losses of the below securities were primarily attributable to changes in interest rates and non-credit related factors. As such, no allowances for credit losses were recorded during these periods.
As of March 31, 2025 and December 31, 2024, the Company held 10 and 1 securities, respectively, which have been in an unrealized loss position for a period of less than 12 months. As of March 31, 2025 and December 31, 2024, the Company held no securities, which have been in an unrealized loss position for a period of greater than 12 months.

Realized gains and losses are calculated using the specific identification method and recorded in other income (expense) in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.
During the three months ended March 31, 2025, there were no sales of the Company’s available for sale securities. Amounts are reclassified out of accumulated other comprehensive income into earnings using the specific identification method when sales are realized.
Interest receivable as of March 31, 2025 and December 31, 2024 was immaterial. Interest receivable is recorded as a component of prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
As of March 31, 2025, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities presented within investments:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
U.S. treasuries	Less than 1	14,608,000	—	(2,000)	14,606,000
Total maturity less than 1 year		$14,608,000	$—	$(2,000)	$14,606,000
As of March 31, 2025, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities presented within restricted investments:

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
As of December 31, 2024, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities presented within restricted investments:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
U.S. treasuries	Less than 1	11,000,000	—	—	11,000,000
Total maturity less than 1 year		$11,000,000	$—	$—	$11,000,000
As of March 31, 2025, the following table summarizes available-for-sale securities in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasuries	14,606,000	(2,000)	—	—	14,606,000	(2,000)
Total	$14,606,000	$(2,000)	$—	$—	$14,606,000	$(2,000)
As of March 31, 2025, the available-for-sale securities listed as restricted investments in an unrealized loss position was zero.
As of December 31, 2024, the following table summarizes available-for-sale securities in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasuries	$80,000	$(100)	$—	$—	$80,000	$(100)
Total	$80,000	$(100)	$—	$—	$80,000	$(100)
As of December 31, 2024, the available-for-sale securities listed as restricted investments in an unrealized loss position was zero.

9. Segment Reporting
The following table presents financial information with respect to the Company’s single operating segment, including significant segment expenses, which are regularly provided to the CODM and included within consolidated operating loss:

	Three Months Ended March 31,
	2025	2024
Revenues	$6,457,000	$8,769,000
Cost of revenue	3,519,000	5,945,000
Operating expenses
Salaries, wages, and benefits	5,822,000	19,820,000
Contracted services	2,679,000	5,886,000
Non-inventory materials	81,000	1,584,000
Consulting	513,000	1,863,000
Rent and facilities	572,000	1,207,000
Depreciation and amortization	1,830,000	2,398,000
Travel and entertainment	127,000	891,000
Administrative and other	(221,000)	298,000
Total operating expenses	11,403,000	33,947,000
Loss from operations	$(8,465,000)	$(31,123,000)
Administrative and other primarily includes operating expenses for gain on lease termination/modification, intangible assets and other long-lived assets impairment, changes in fair value of contingent consideration, disposals of property, plant, and equipment and taxes, interest, and fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (“Quarterly Report”) and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2024, (“Annual Report”), filed with the Securities and Exchange Commission, (“SEC”), on March 31, 2025. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Bionano Genomics, Inc. and its subsidiaries or, as the context may require, Bionano Genomics, Inc. only.
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
Recent Highlights
Commercial Adoption of Offerings for OGM Systems
In executing on our commercialization strategy, we expanded the utilization of our OGM systems (our Saphyr system and our Stratys system) and:
•Grew our installed base to 379 as of March 31, 2025, an increase of approximately 9% from a total installed base of 347 as of March 31, 2024. Installed base represents the global number of OGM instruments installed at end-customer locations and therefore having the technology to process OGM.
•Sold 6,994 flowcells in the three-month period ended March 31, 2025, a decrease of approximately 15% from 8,249 flowcells sold in the same quarter of 2024. The OGM cartridge is the consumable that packages nanochannel arrays for DNA linearization. In its current form, the OGM cartridge can comprise - one, two or three flowcells per cartridge. Flowcells sold refers to the units of genome mapping consumables used for analyzing one genome, purchased by customers to process samples for optical genome mapping.
Macroeconomic and Geopolitical Developments
We are subject to additional risks and uncertainties as a result of adverse geopolitical and macroeconomic developments, such as recent and potential future bank failures, the ongoing conflicts between Ukraine and Russia and in the Middle East, related sanctions, any effects of global pandemics and uncertain market conditions, including inflation and supply chain disruptions, and international trade policies (including trade protection measures, such as tariffs, sanctions and other trade barriers), changes in monetary and fiscal policy, United States political developments and other sources of instability which, have not had a material impact on our business and financial results to date, but could result in a material impact to our business or financial results in the future. Additionally, we have experienced a slowdown in our Asia Pacific business, including as a result of headwinds in the region, which negatively impacted our manufacturing partners who are reliant on government funding. While our manufacturing partners in the Asia Pacific region have obtained some approvals from the National Medical Products Administration (“NMPA”), and are waiting on more, we do not anticipate that the funding headwinds will change in the near term.
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
We closely monitor and comply with various applicable guidelines and legal requirements in the jurisdictions in which we operate. In the past, we have experienced supply chain challenges, attributable to such adverse geopolitical and macroeconomic developments including increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. During the three months ended March 31, 2025, we did not experience material increases in our supply chain costs, but we may experience such increases in future fiscal periods. We expect our costs to remain high for the foreseeable future. As global economic conditions recover, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. For instance, product demand may be reduced due to an economic recession, a decrease in corporate capital expenditures, prolonged unemployment, high inflation rates, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic developments, or any similar negative economic condition. These negative effects could have a material impact on our operations, business, earnings, and liquidity.
Recent Developments
The Company is currently negotiating an agreement with its instrument contract manufacturer under which it would make weekly deposits for future inventory purchases that began in April 2025 and will continue through November 21, 2025. Total payments in 2025 are expected to range from approximately $1.7 million to $2.0 million. The payments are intended to create a deposit for inventory Bionano may purchase above the 2025 minimum order quantity and guarantee the availability of certain raw materials previously purchased by the contract manufacturer to build instruments. See Note 7 (Commitments and Contingencies - Purchase Commitments) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
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

The following table presents our revenue for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Product revenue	$6,004,000	$6,828,000
Service and other revenue	453,000	1,941,000
Total	$6,457,000	$8,769,000

The following table reflects total revenue by geography and as a percentage of total revenue, based on the billing address of our customers. Americas consists of North America and South America. EMEA consists of Europe, the Middle East, and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, India and Australia.

	Three Months Ended March 31,
	2025		2024
	$	%	$	%
Americas	$3,058,000	47%	$4,690,000	53%
EMEA	3,066,000	47%	3,133,000	36%
Asia Pacific	333,000	5%	946,000	11%
Total	$6,457,000	100%	$8,769,000	100%
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
Results of Operations
We have incurred losses in each year since our inception. Our net loss was $3.1 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $696.3 million.
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
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table sets forth our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Period-to-Period Change
	2025	2024	$	%
Revenues:
Product revenue	$6,004,000	$6,828,000	$(824,000)	(12)%
Service and other revenue	453,000	1,941,000	(1,488,000)	(77)%
Total revenue	6,457,000	8,769,000	(2,312,000)	(26)%
Cost of revenue:
Cost of product revenue	3,053,000	4,904,000	(1,851,000)	(38)%
Cost of service and other revenue	466,000	1,041,000	(575,000)	(55)%
Total cost of revenue	3,519,000	5,945,000	(2,426,000)	(41)%
Operating expenses:
Research and development	2,370,000	9,779,000	(7,409,000)	(76)%
Selling, general and administrative	9,033,000	19,088,000	(10,055,000)	(53)%
Intangible assets and other long-lived assets impairment	—	448,000	(448,000)	(100)%
Restructuring costs	—	4,632,000	(4,632,000)	(100)%
Total operating expenses	11,403,000	33,947,000	(22,544,000)	(66)%
Loss from operations	(8,465,000)	(31,123,000)	22,658,000	(73)%
Other income (expenses):
Interest income	290,000	1,044,000	(754,000)	(72)%
Other income (expenses)	5,080,000	(1,361,000)	6,441,000	-473%
Total other income (expenses)	5,370,000	(317,000)	5,687,000	-1,794%
Loss before income taxes	(3,095,000)	(31,440,000)	28,345,000	(90)%
Benefit (provision) for income taxes	(7,000)	18,000	(25,000)	(139)%
Net loss	$(3,102,000)	$(31,422,000)	$28,320,000	(90)%
Revenue
Product revenue decreased by $0.8 million, or 12%, to $6.0 million for the three months ended March 31, 2025, as compared to $6.8 million for the same period in 2024. The decrease in product revenue was driven by a decrease of $0.9 million or 57% in instrument sales and a $0.2 million or 6% decrease in consumable sales, partially offset by an increase of $0.3 million or 18% in software sales. In September 2024, we announced a change in our business strategy to focus on driving utilization and adoption of OGM from our existing installed base, with less emphasis on new placements of our OGM systems. We anticipated that this change in strategy would slow the pace of our revenue growth when compared to historical growth rates and that the reduced pace of our revenue growth will continue in 2025.
Service and other revenue decreased by $1.5 million or 77% for the three months ended March 31, 2025, compared to the same period in 2024 which is the result of discontinuing sales of certain clinical service offerings from Bionano Laboratories effective March 2024. Such clinical service offerings from Bionano Laboratories contributed to no revenues for the three months ended March 31, 2025, as compared to $1.4 million for the same period in 2024. We expect service and other revenue to decline in 2025 relative to 2024 as these service offerings were fully phased out as of December 31, 2024.
Cost of Revenue
Cost of product revenue decreased by $1.9 million, or 38%, to $3.1 million for the three months ended March 31, 2025, as compared to $4.9 million for the same period in 2024. The decrease in cost of product revenue was due to lower sales of consumables and instruments offset by higher sales of software. We expect cost of product revenue to fluctuate with the volume of product sales.
Cost of service and other revenue decreased by $0.6 million, or 55%, to $0.5 million for the three months ended March 31, 2025, compared to $1.0 million for the same period in 2024. The decrease in cost of service and other revenue was primarily due to discontinuing sales of certain clinical service offerings from Bionano Laboratories effective March 2024. We expect cost of service and other revenue to remain relatively flat in 2025 as these service offerings were fully phased out as of December 31, 2024.
Gross Profit, and Gross Margin

	Three Months Ended March 31,		Period-to-Period Change
	2025	2024	$	%
Gross profit (loss):
Product	$2,951,000	$1,924,000	$1,027,000	53%
Service and other	(13,000)	900,000	(913,000)	(101)%
Total gross profit	$2,938,000	$2,824,000	$114,000	4%

Gross margin:
Product	49%	28%
Service and other	(3)%	46%
Total gross margin	46%	32%
Product gross profit increased by $1.0 million, or 53%, to $3.0 million for the three months ended March 31, 2025, compared to $1.9 million for the same period in 2024. The increase in product gross profit was primarily due to an increase in software sales.
Service and other gross profit (loss) decreased by $0.9 million, or 101%, to $(0.01) million for the three months ended March 31, 2025, as compared to $0.9 million for the same period in 2024. The decrease in service and other gross profit was primarily due to discontinuing sales of certain clinical service offerings from Bionano Laboratories effective March 2024. We expect service and other gross profit to remain relatively flat in 2025 as these service offerings were fully phased out as of December 31, 2024.
Research and Development Expenses
Research and development (“R&D”) expenses decreased by $7.4 million, or 76%, to $2.4 million for the three months ended March 31, 2025 compared to $9.8 million for the same period in 2024. The decrease was primarily due to a decrease of $4.4 million in salaries, wages and benefits driven by headcount reductions announced throughout 2023 and 2024 and $1.4 million in professional and consulting fees, including decreases in costs incurred to support clinical research studies, development of the Stratys system, foundry expenses, and cloud computing. Lastly, we reduced information technology and rent and facility costs by $0.1 million, and we reduced our internal consumption of inventory, materials and supplies by $1.4 million. We anticipate that R&D expenses will continue to decrease throughout 2025 as a result of our cost saving initiatives announced in March and September 2024.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased by $10.1 million, or 53%, to $9.0 million for the three months ended March 31, 2025 compared to $19.1 million for the same period in 2024. The decrease was primarily due to a $5.8 million decrease in salaries, wages and benefits driven by headcount reductions announced in 2023 and 2024, a $0.6 million decrease in the gain/loss recorded on fair value of the contingent consideration due for Purigen milestones, a $2.6 million decrease in professional and consulting fees which is primarily marketing, software, and legal expenses, and a $0.7 million decrease in travel and entertainment. We anticipate that SG&A expenses will continue to decrease throughout 2025 as a result of our cost saving initiatives announced in March and September 2024.

Intangible assets and other long-lived assets impairment
The Company recognized no impairment losses on intangible assets and other long-lived assets during the three months ended March 31, 2025, as compared to $0.4 million for the same period in 2024. These losses were due to our restructuring initiatives and change in business strategy announced in 2024. See Note 1 (Organization and Basis of Presentation) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on the impairment charges that were recorded during the quarter.
Restructuring Costs
The Company had no expenses that were classified as restructuring costs during the three months ended March 31, 2025, as compared to $4.6 million during the same period in 2024. These restructuring costs were the result of our cost saving initiatives announced in 2024.
Interest Income
Interest income was $0.3 million for the three months ended March 31, 2025, as compared to $1.0 million for the same period in 2024. The decrease is the result of a reduction in investments offset by higher returns.
Other income (expense)
Other income was $5.1 million for the three months ended March 31, 2025 compared to other expense of $1.4 million for the same period in 2024. The increase to other income was primarily driven by a $6.2 million increase (net gain) in the total change in fair value adjustments, principal redemptions and interest payments of the convertible High Trail Notes and purchase option outstanding as of March 31, 2024, as compared to the total change in fair value adjustments, principal redemptions and interest payments of the convertible debentures payable outstanding as of March 31, 2025. See Note 5 (Debt) and Note 8 (Investments and Fair Value Measurements) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.
Liquidity and Capital Resources
Since our inception, we have incurred net losses and negative cash flows from operations. We incurred net losses of $3.1 million and $31.4 million, and used $2.8 million and $28.1 million of cash from our operating activities for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $696.3 million, cash and cash equivalents of $3.6 million, $14.6 million in short-term investments and $11.0 million in restricted short-term investments.
Sources of Liquidity and Capital Resources
In the three months ended March 31, 2025, we have generated cash flows from sales of common stock and other equity instruments. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments, borrowings from credit facilities and revenue from our commercial operations. See Note 5 (Debt) and 6 (Stockholder’s Equity and Stock-Based Compensation) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of our recent debt and equity activity.

On May 24, 2024, we entered into a securities purchase agreement with certain accredited investors (the “Holders”) and JGB Collateral LLC, as collateral agent for the Holders, for the sale by the Company in a private placement (the “JGB Debentures Offering”) of:
•38,000 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and
•Senior Secured Convertible Debentures in the aggregate principal amount of $20.0 million (the “Debentures”), for an aggregate purchase price of $18.0 million.
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
On May 23, 2024, in connection with the JGB Debentures Offering, the Company entered into a redemption agreement with High Trail (“High Trail Agreement”). Pursuant to the High Trail Agreement, the Company agreed to redeem the entire outstanding principal amount of $15.3 million under the High Trail Note at a redemption price of 115% for a total redemption payment of $17.6 million (the “Redemption Payment”). Upon High Trail’s receipt of the Redemption Payment on May 24, 2024, the High Trail Note and related Purchase Option to purchase additional High Trail Notes at fair value were cancelled. In addition, the Company agreed to pay High Trail a retirement fee of $2.2 million and to reimburse High Trail for all of its reasonable and documented out-of-pocket expenses incurred with the release and termination of security interests relating to the High Trail Note.
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
As of March 31, 2025, the Company reported $13.0 million of Debentures at fair value, which is classified as current on the unaudited condensed consolidated balance sheet. For the three months ended March 31, 2025, the Company paid $0.4 million in interest and $1.5 million in principal redemption amounts on the Debentures. As of March 31, 2025, the Company may be required to redeem up to $8.9 million of principal and expects to pay an additional $0.9 million in interest on the Debentures for the remainder of 2025.
See Note 5 (Debt) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.

On January 3, 2025, the Company entered into a securities purchase agreement (the “January 2025 Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (the “January 2025 Offering”) (i) an aggregate of approximately 382,000 shares of the Company’s common stock (as adjusted for the reverse stock split), (ii) pre-funded warrants to purchase up to an aggregate of approximately 280,000 shares of common stock (as adjusted for the reverse stock split) (the “January Pre-Funded Warrants”) and (iii) warrants to purchase up to an aggregate of approximately 661,000 shares of common stock (as adjusted for the reverse stock split) (the “January Purchase Warrants”). Each share of common stock and each January Pre-Funded Warrant sold pursuant to the January 2025 Purchase Agreement were accompanied by a January Purchase Warrant. Both the shares of common stock and the accompanying January Purchase Warrants, and the January Pre-Funded Warrants and the accompanying January Purchase Warrants were immediately separable and were issued separately. The combined purchase price of each share of common stock and accompanying January Purchase Warrant was $15.120 per share (as adjusted for the reverse stock split). The combined purchase price of each January Pre-Funded Warrant and accompanying January Purchase Warrant was $15.119 (equal to the combined purchase price per share of common stock and accompanying January Purchase Warrant, minus $0.001) (as adjusted for the reverse stock split). The gross proceeds to the Company from the January 2025 Offering were approximately $10.0 million (excluding up to approximately $10.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the January Purchase Warrants which is contingent upon stockholder approval), before deducting placement agent fees and other offering expenses payable by the Company. Each January Purchase Warrant is exercisable for one share of common stock at an exercise price of $15.120 per share beginning on the effective date of stockholder approval of the issuance of the shares of common stock upon exercise of the January Purchase Warrants (the “Stockholder Approval”). The January Purchase Warrants will expire on the five-year anniversary of the Stockholder Approval. The January Pre-Funded Warrants were immediately exercisable and were exercised in full in January 2025.
See Note 6 (Stockholder’s Equity and Stock-Based Compensation) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.
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
Future Capital Requirements
We expect that our near and longer-term liquidity requirements will consist of working capital and general corporate expenses associated with the growth of our business, including, without limitation, expenses associated with scaling up our operations and continuing to increase our manufacturing capacity, sales and marketing expense, increasing market awareness of our products and services to target customers, instrument placements with customers via the reagent rental sales strategy, additional research and development expenses associated with expanding and proving the utility of our offerings, expenses associated with continuing to build out our corporate infrastructure, enhancements to information technology, restructuring and advisory fees, and expenses associated with being a public company. We expect such expenditures to continue throughout the balance of 2025.

As of March 31, 2025, we had $3.6 million in cash and cash equivalents, $14.6 million in short-term investments and $11.0 million in restricted short-term investments. The amount we are required to hold as restricted cash or restricted investments is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures. Based on recurring losses from operations incurred since inception and the expectation of continued operating losses, we anticipate our available cash balance will not be sufficient to operate our business for the next twelve months from the issuance of this Quarterly Report. Accordingly, we determined that there is substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements included in this Quarterly Report are issued. In order to continue to operate our business beyond that time, we will need to raise substantial additional capital. We are actively evaluating debt and equity financing sources available to us as well as cost reduction strategies, but there can be no assurance that financing will be available on terms acceptable to us, on a timely basis, or at all, or that we are able to effectively reduce our operating expenses. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Any disruptions to, or volatility in, the credit and financial markets or any deterioration in overall economic conditions may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we are unable to raise additional funds through debt or equity financing or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research and development activities or future commercialization efforts. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives.
In addition, our estimate as to the sufficiency of our current cash, cash equivalents and short-term investments and our current operating plan as discussed above are based on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently anticipate. See Note 1 (Organization and Basis of Presentation) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information. If we are unable to continue as a going concern, we may have to reorganize or liquidate our business and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors may lose all or a part of their investment. The board of directors has established a strategy committee to work with the Company and outside advisors in evaluating our options and considering alternatives that we believe will maximize stakeholder value, including any of the following or a combination thereof: debt financing, equity investments, combinations with other companies, or the sale of all or part of the company. There can be no assurances that any transactions will be available to us or completed and if we are not able to raise sufficient additional capital in the very near term to fund our operation, we may seek relief available under applicable insolvency laws. We do not intend to make further announcements regarding this process unless and until the board of directors approves a specific transaction or otherwise determines that further disclosure is appropriate.
Cash Flows
The following table sets forth the cash flow from operating, investing and financing activities for the periods presented:

Net cash provided by (used in):	Three Months Ended March 31,
	2025	2024

Operating activities	$(2,764,000)	$(28,131,000)
Investing activities	(14,066,000)	47,586,000
Financing activities	10,891,000	(21,618,000)

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
Net cash used in operating activities was $2.8 million during the three months ended March 31, 2025 as compared to $28.1 million during the same period in 2024. The decrease in cash used in operating activities of $25.4 million was primarily attributed to a decrease in our net loss and a decrease in our working capital usage as a result of our cost saving initiatives that were initiated in 2024.
Investing Activities
Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure, as well as the acquisitions of Lineagen, BioDiscovery and Purigen to grow our business. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. During the three months ended March 31, 2025, net cash used in investing activities was $14.1 million, as compared to $47.6 million provided by investing activities during the same period in 2024. The decrease in cash provided by investing activities of $61.7 million was primarily attributed to the maturity of $50.7 million in available for sale securities which was offset by a higher purchase of available for sale securities of $64.8 million during the three months ended March 31, 2025, as compared to the maturity of $158.2 million in available for sale securities offset by a purchase of $110.6 million of available for sale securities during the same period in 2024.
Financing Activities
Net cash provided by financing activities was $10.9 million during the three months ended March 31, 2025 as compared to net cash used in financing activities of $21.6 million during the same period in 2024, an increase of $32.5 million. During the three months ended March 31, 2025, the Company made principal payments of $1.5 million towards the convertible debentures payable, as compared to principal payments of $36.7 million towards the convertible High Trail Notes payable during the same period in 2024, and $13.3 million in gross proceeds from executing sales under our at-the-market facilities with Cowen and Company, LLC (“Cowen”) and H.C. Wainwright & Co., LLC (“Wainwright”) during the three months ended March 31, 2025, as compared to $15.4 million during the same period in 2024.
Capital Resources
As of March 31, 2025, we had approximately $3.6 million in cash and cash equivalents, $14.6 million in short-term investments , $11.0 million in restricted short-term investments and working capital of $18.5 million. The amount we are required to hold as restricted cash or restricted investments is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures (as defined in Note 5 (Debt) to our unaudited condensed consolidated financial statements).
In order to fund our future operations, on March 10, 2023, we filed a universal shelf registration statement (the “Shelf Registration Statement”) with the SEC, which provides for aggregate offerings of up to $400.0 million of common stock, preferred stock, debt securities and warrants or any combination thereof. We also previously had in place a Sales Agreement with Cowen (the “Cowen ATM”), as amended, pursuant to which we were permitted to offer and sell from time to time shares of our common stock having an aggregate offering price of up to $200.0 million through or to Cowen, acting as sales agent or principal, pursuant to the Shelf Registration Statement. In January 2025, the Company sold approximately 0.1 million shares of common stock under the Cowen ATM and received gross proceeds of approximately $1.9 million before deducting offering costs of $0.05 million. On February 4, 2025, the Company provided notice of its termination, effective February 14, 2025, of the Cowen ATM.
On February 21, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Wainwright, pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million, through or to Wainwright, acting as sales agent or principal, pursuant to the Shelf Registration Statement. In February and March 2025, the Company sold approximately 0.4 million shares of common stock under the ATM Agreement and received gross proceeds of approximately $1.4 million before deducting offering costs of $0.05 million.
On March 31, 2025, upon filing our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we became subject to the offering limits in General Instruction I.B.6 of Form S-3. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell shares of our common stock under our Shelf Registration Statement with a value of more than one-third of our public float in any 12-month period, so long as our public float is less than $75.0 million. On April 2, 2025, we filed an amendment to the prospectus dated May 10, 2023 and the prospectus supplement, dated February 21, 2025, relating to the ATM Agreement with Wainwright (the “ATM Prospectus”), to update the amount of shares of our common stock we are eligible to sell under General Instruction I.B.6 of Form S-3, as described above, and pursuant to the ATM Agreement. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell shares of our common stock pursuant to the ATM Prospectus, as amended, with a value of more than one-third of our public float in any 12-month period, so long as our public float is less than $75.0 million. If our public float increases above $75.0 million such that we may sell additional amounts under the ATM Agreement and the ATM Prospectus, we will file another amendment to the ATM Prospectus prior to making additional sales in excess of the limitations of General Instruction I.B.6 of Form S-3.
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
During the three months ended March 31, 2025, there have been no changes to our critical accounting policies and estimates as described in our Annual Report.
Recent Accounting Pronouncements
See Note 1 (Organization and Basis of Presentation) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for information concerning recent accounting pronouncements.
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
As of March 31, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this assessment, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•The terms of the Debentures (as defined in the Notes to the Consolidated Financial Statements) and the Debenture Purchase Agreement (as defined in the Notes to the Consolidated Financial Statements) restrict our current and future operations. Upon an event of default under the Debentures, we may not be able to make any accelerated payments under the Debentures or our other permitted indebtedness;
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
•We are currently limited to research use only (“RUO”) with respect to many of the materials and components used in our consumable products including our assays;
•We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (including the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruption of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences;
•If the U.S. Food and Drug Administration, (“FDA”) ends enforcement discretion for Laboratory Developed Tests or determines that our RUO products are medical devices or if we seek to market our RUO products for clinical diagnostic or health screening use, we or our collaborators or customers will be required to obtain regulatory clearance(s) or approval(s), and we may be required to cease or limit sales of our then marketed products, which could materially and adversely affect our business, financial condition and results of operations. Any such regulatory process would be expensive, time-consuming and uncertain both in timing and in outcome;
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
•We depend on intellectual property that is licensed to us by third parties. Loss of our rights to such licensed intellectual property or our ability to enter into necessary licenses on acceptable terms may have an adverse impact on our results of operation;
•If we are not able to comply with the applicable continued listing requirements or standards of The Nasdaq Capital Market, Nasdaq could delist our common stock;
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

RISK FACTORS
Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report, including our unaudited financial statements and related notes appearing above and our other filings with the SEC, before making investment decisions regarding our securities. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. The risks described below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. In such case, the trading price of our securities could decline. This Quarterly Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.
Risks related to our financial condition and need for additional capital
We have incurred recurring net losses since we were formed and expect to incur losses in the future. We cannot be certain that we will ever achieve or sustain profitability.
Since our inception, we have incurred recurring net losses and we expect that our losses will continue for the foreseeable future. We incurred net losses of $3.1 million and $31.4 million, and used cash in operations of $2.8 million and $28.1 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $696.3 million. We cannot predict if we will be profitable in the near future or at all. Our past acquisitions have increased our expenses and we expect that any future acquisitions of businesses, assets, products or technologies would further increase our expenses, which may result in additional losses. We also expect our stock-based compensation expense to increase in future periods, reflecting the issuance of additional equity awards. In addition, we incur significant legal, accounting and other expenses as a result of being a public company and are therefore required to comply with additional disclosure and compliance requirements. These factors, among others, will make it hard for us to achieve and sustain profitability. We may also incur significant losses in the future for a number of other reasons, many of which are beyond our control, including the level of market acceptance of our products, the introduction of competitive products and technologies, our future product development efforts, our market penetration and our margins, as well as the other risks described below.
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
Since inception, we have experienced recurring operating losses and negative cash flows from operating activities, and have significant accumulated deficit. We expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. We believe that with receipt of the net proceeds in April 2024 from the April Registered Direct Offering, July 2024 from the July 2024 Offering, October 2024 from the October 2024 Offering, January 2025 from the January 2025 Offering and May 2024 from the transaction pursuant to that certain securities purchase agreement dated May 24, 2024 and amended on December 31, 2024, between us and certain accredited investors and JGB Collateral LLC, as collateral agent for the investors (the “JGB Purchase Agreement”) and the restructuring of redemption terms for our debt instruments in January 2025, together with the Company’s existing cash and, cash equivalents and short-term investments, and after taking into account inaccessible “restricted cash” under the terms of the transaction under the JGB Purchase Agreement, based on the Company’s current business plans we will be able to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. See Note 5 and 6 (Debt and Stockholders’ Equity and Stock-Based Compensation) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a further discussion of our recent debt and equity financings. Our existing cash and cash equivalents and short-term investments, will not be sufficient for us to achieve cash-flow break even and we expect to need to seek additional capital based on favorable market conditions or strategic considerations alternatives in the future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. As a result, our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We will continue to seek to raise additional capital, but without sufficient additional financing in the near term we will not be able to continue as a going concern, we may have to reorganize or liquidate our business and may receive less than the value at which those assets are carried on our consolidated financial statements, further curtail planned operations or cease operations entirely and wind down our business. Any of these could materially and adversely affect our liquidity, financial condition and business prospects and, as a result, our investors may lose all or a part of their investment. In light of our existing cash and cash equivalents and our current obligations, such a liquidation or disposition process may occur subject to bankruptcy protections, which may further reduce the value that we may receive for our assets. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. The board of directors has established a strategy committee to work with the Company and outside advisors in evaluating our options and considering alternatives that we believe will maximize stakeholder value, including any of the following or a combination thereof: debt financing, equity investments, combinations with other companies, or the sale of all or part of the company. There can be no assurances that any transactions will be available to us or completed and if we are not able to raise sufficient additional capital in the near term to fund our operations, we may seek relief available under applicable insolvency laws. We do not intend to make further announcements regarding this process unless and until the board of directors approves a specific transaction or otherwise determines that further disclosure is appropriate.
Our ability to raise capital may be limited by applicable laws and regulations.
Using a shelf registration statement on Form S-3 to raise additional capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. However, our ability to raise capital using a shelf registration statement may be limited by, among other things, SEC rules and regulations. Under SEC rules and regulations, if our public float (the market value of our common stock held by non-affiliates) is less than $75.0 million, then the aggregate market value of securities sold by us or on our behalf under our Form S-3 in any 12-month period is limited to an aggregate of one-third of our public float. As our public float is currently less than $75.0 million, we are currently subject to this limitation. If our ability to utilize a Form S-3 registration statement for a primary offering of our securities continues to be limited to one-third of our public float, we may need to conduct such an offering pursuant to an exemption from registration under the Securities Act or under a Form S-1 registration statement, which would increase the cost of raising additional capital relative to utilizing a Form S-3 registration statement.
Our corporate cost saving initiatives and the associated headcount reductions we announced in May 2023, October 2023, March 2024, and September 2024 could disrupt our business, and may not achieve our intended objectives.
In May 2023, October 2023, March 2024, and September 2024, we undertook cost saving initiatives intended to decrease expenses and maintain a streamlined organization to support key programs and customers, and that are expected to conserve cash. These initiatives primarily related to the Company’s efforts on the current installed base of OGM systems with less emphasis on new placements of OGM systems and more emphasis on ensuring customers are able to maximize their utilization of the OGM systems and included a reduction in force. These initiatives may be disruptive to our operations and there is no guarantee that they will achieve the intended benefits. For example, our headcount reductions could yield unanticipated consequences and costs, such as increased difficulties in implementing our business strategy due to the loss of institutional knowledge and expertise, reduced strength of our sales force and marketing efforts, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while certain positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives, including restricting the strength of our sales force and marketing efforts, due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. Moreover, any employee litigation related to the headcount reductions could be costly and prevent management from fully concentrating on the business. In addition, Bionano Laboratories’ phase out of the offering of certain testing services related to neurodevelopmental disorders (“NDDs”), including autism spectrum disorders (“ASDs”), and other disorders of childhood development effective as of December 31, 2024, could have a negative impact on our cash flow, financial conditions or results of operations. In 2023, these products generated approximately $7.0 million of our overall $36.1 million in revenues. The revenue from these products in 2024 was immaterial. Further, our reduction in personnel through these headcount reductions and voluntary attrition could limit our ability to segregate responsibility for certain accounting and related treasury functions within our organization.
Our future financial performance and our ability to develop our product candidates or additional assets will depend, in part, on our ability to effectively manage future growth or restructuring, as the case may be. In addition, if we are unable to realize the anticipated benefits from our cost saving initiatives, or if we experience significant adverse consequences of such initiatives, our business, financial condition, and results of operations may be materially adversely affected.
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
•geopolitical and macroeconomic developments, such as the conflict between Ukraine and Russia and related sanctions, conflicts in the Middle East, potential future disruptions in access to bank deposits or lending commitments due to bank failures, global pandemics, inflation, increased cost of goods, supply chain issues, international trade policies (including trade protection measures, such as tariffs, sanctions and other trade barriers), changes in monetary and fiscal policy, United States political developments and global financial market conditions;
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
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash in order to continue the commercialization of our products and technologies, fund our research and development programs, and execute potential strategic transactions. In connection with the preparation of our financial statements for the three months ended March 31, 2025, we performed an analysis of our ability to continue as a going concern and based on our current business plan, we believed that our existing cash and cash equivalents and short-term investments would not be sufficient for the next twelve months from the issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report and, accordingly, there continued to be substantial doubt about our ability to continue as a going concern within 12 months of the issuance of such financial statements. Our ability to execute our operating plan depends on our ability to generate sales and obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. For example, we will need to raise substantial additional capital if we intend to:
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
•the effects of geopolitical or macroeconomic developments, such as the ongoing military conflicts between Russia and Ukraine and in the Middle East, and related sanctions, recent and, potential future disruptions in access to bank deposits or lending commitments due to bank failures, international trade policies (including trade protection measures, such as tariffs, sanctions and other trade barriers), changes in monetary and fiscal policy, United States political developments and global pandemics; and
•the effect of competing technological and market developments.
As of March 31, 2025, we had $3.6 million in cash and cash equivalents, $14.6 million in short-term investments, and $11.0 million in restricted short-term investments.
We received net proceeds of approximately $9.3 million after deducting placement agent fees and offering expenses, from the issuance and sale of our securities in the April 2024 Registered Direct Offering; net proceeds of approximately $9.3 million after deducting placement agent fees and offering expenses, from the issuance and sale of our securities in the July 2024 Offering; net proceeds of approximately $2.7 million after deducting placement agent fees and offering expenses, from the issuance and sale of our securities in the October 2024 Offering and net proceeds of approximately $9.3 million after deducting placement agent fees and offering expenses, from the issuance and sale of our securities in the January 2025 Offering. Based on our current business plans, we believe the net proceeds from such financings together with our existing cash and cash equivalents and short-term investments, and after taking into account inaccessible “restricted cash and restricted investments” under the terms of the JGB Purchase Agreement, and that certain settlement and amendment, dated December 31, 2024, with certain accredited investors and JGB (the “Debentures Amendment”), will be sufficient to fund our operating expenses and capital expenditure requirements into at least the first quarter of 2026. Nevertheless, our existing cash and cash equivalents and short-term investments, will not be sufficient for us to achieve cash-flow break even and we expect to need to seek additional capital in the near future.
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
Our ability to make scheduled payments of principal or default interest, if any, or to refinance the Debentures or our other permitted indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. As of March 31, 2025, we had aggregate principal amount outstanding under the Debentures of $13.6 million. Notwithstanding the Debentures Amendment pursuant to which we agreed to modify certain terms of the Debentures, including to: reduce the maximum monthly redemption payable to investors from $1.0 million to $0.5 million from January 2025 to July 2025 and increase the maximum monthly redemption payable to investors from $1.0 million to $1.4 million beginning in August 2025 until the Debentures are repaid in full, our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the Debentures or our other permitted indebtedness. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Following July 31, 2025, we may only prepay the Debentures in full without the consent of the holders under certain circumstances, and our ability to refinance the Debentures or our other permitted indebtedness will also depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Debentures or our other indebtedness. As of March 31, 2025, there is substantial doubt about our ability to continue as a going concern and servicing the Debentures continues to impact our cash flow and liquidity.
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
Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and adverse geopolitical and macroeconomic developments, including without limitation inflation, potential future disruptions in access to bank deposits or lending commitments due to bank failures, slowing growth, high interest rates and the risk of a recession, the conflicts between Ukraine and Russia and in the Middle East, and international trade policies (including trade protection measures, such as tariffs, sanctions and other trade barriers), changes in monetary and fiscal policy, United States political developments and other sources of instability. A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, although inflation rates have been recently declining, particularly in the United States, they remain at levels not seen in years. Continuing high inflation rates may result in decreased demand for our products and services, increases in our operating costs (including our labor costs), prolonged unemployment, reduced liquidity and has limited and may continue to limit our ability to access credit or otherwise raise capital on acceptable terms, if at all. Risks of a prolonged economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy, regardless of the reason for the decline, could also strain our suppliers, possibly resulting in supply disruption. For example, higher energy prices in Europe are causing an increase in cloud computing expenses, which impacts the cost for us and our partners. Any actual or perceived disruption in our product distribution channel could alter customer buying decisions, prompting customers to delay or cancel their orders, which would negatively impact our sales revenue and could harm our reputation.
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
In March 2021, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) which provides for the sale, in our sole discretion, of shares of our common stock having a maximum aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal, which we amended in March 2023 to decrease the maximum aggregate offering price to $200.0 million for sales made on and after the date of the amendment (the “Cowen ATM”). In January 2025, we sold approximately 0.1 million shares of common stock (as adjusted for the reverse stock split) under the Cowen ATM for gross proceeds of approximately $1.9 million before deducting offering costs. On February 4, 2025, the Company provided notice of its termination, effective February 14, 2025, of the Cowen ATM. On February 21, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”). In February and March 2025, the Company sold approximately 0.4 million shares of common stock under the ATM Agreement for gross proceeds of approximately $1.4 million before deducting offering costs.
Further, the exercise of the Registered Warrants (as defined below) issued in the October 2023 Offering (as amended in February 2024 and as defined below) will dilute the ownership interests of existing stockholders to the extent we deliver shares upon exercise of the Registered Warrants. In addition, the existence of the Debentures and Registered Warrants may encourage short selling by market participants because the conversion of the Debentures and exercise of the Registered Warrants could be used to satisfy short positions, or anticipated conversion of the Debentures or exercise of the Registered Warrants into shares of our common stock could depress the price of our common stock. In addition, we issued shares of our common stock in connection with our acquisitions of Lineagen and BioDiscovery. We also issued shares of our common stock in connection with the April 2024 Registered Direct Offering pursuant to which we agreed to issue and sell to certain institutional investors (i) an aggregate of approximately 109,000 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of approximately 37,000 shares of common stock and (iii) warrants to purchase up to approximately 146,000 shares of common stock (in each case, as adjusted for the reverse stock split). Additionally, we issued shares of our common stock in connection with the July 2024 Registered Direct Offering pursuant to which we agreed to issue and sell to certain institutional investors (i) an aggregate of approximately 195,000 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of approximately 97,000 shares of common stock and (iii) warrants to purchase up to approximately 584,000 shares of common stock (in each case, as adjusted for the reverse stock split). In connection with the October 2024 Offering, we agreed to issue and sell to certain institutional investors (i) an aggregate of approximately 165,000 shares of common stock and (ii) warrants to purchase up to approximately 330,000 shares of common stock (in each case, as adjusted for the reverse stock split). In connection with the January 2025 Offering, we agreed to issue and sell to certain institutional investors (i) an aggregate of approximately 382,000 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of approximately 280,000 shares of common stock, and (iii) warrants to purchase up to approximately 661,000 shares of common stock (in each case, as adjusted for the reverse stock split).
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
In order to provide persons who have a responsibility for our management and/or growth with additional incentive, to increase their proprietary interest in our success, and to support and increase our ability to attract and retain individuals of exceptional talent, we maintain multiple equity incentive plans. As of March 31, 2025, we had outstanding equity awards underlying those plans accounting for 0.2 million underlying shares (as adjusted for the reverse stock split). The total number of shares of our common stock available for the grant of awards under these plans is 34,000, 1,000 and 35,000 (as adjusted for the reverse stock split) for our 2018 Equity Incentive Plan, as amended, 2018 Employee Stock Purchase Plan and 2020 Inducement Plan, as amended, respectively, subject to adjustment, including pursuant to automatic “evergreen” increases in certain of our plans. We may also adopt one or more additional employee equity benefit plans in the future. The issuance of shares under an employee equity benefit plan may result in substantial dilution to the interests of other stockholders. Accordingly, the issuance of shares under current or future employee equity benefit plans will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.
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
•reductions in or other difficulties relating to, among other things, staffing, capacity, shutdowns or slowdowns of laboratories and other institutions as well as other impacts stemming from various geopolitical and macroeconomic developments, such as the conflict between Ukraine and Russia and related sanctions, the conflicts in the Middle East, potential future disruptions in access to bank deposits or lending commitments due to bank failures, international trade policies (including trade protection measures, such as tariffs, sanctions and other trade barriers), changes in monetary and fiscal policy, United States political developments and global pandemics.
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
We currently rely on a single contract manufacturer to manufacture and supply all of our OGM-based instruments and, our Ionic Purification instruments. In addition, we rely on a limited number of contract manufacturers to manufacture and supply all of our chip consumables. Since our contracts with these manufacturers do not commit them to supply quantities beyond the amounts included in our purchase orders, and do not commit them to carry inventory or make available any particular quantities, these contract manufacturers may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. If any of these manufacturers were to be unable to supply our OGM-based instruments, Ionic Purification instruments or chip consumables, our business would be harmed.
In the event it becomes necessary to utilize different contract manufacturers for our OGM-based instruments, Ionic Purification instruments or chip consumables, we would experience additional costs, delays and difficulties in doing so as a result of identifying and entering into an agreement with a new supplier as well as preparing such new supplier to meet the logistical requirements associated with manufacturing our units, and our business would suffer. We may also experience additional costs and delays in the event we need access to or rights under any intellectual property of these current manufacturers.
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
During the three months ended March 31, 2025 and 2024, approximately 62% and 57%, respectively, of our revenue was generated from customers located outside of the United States. We believe that a substantial percentage of our future revenue will continue to come from international sources as we maintain our existing overseas operations and aim to develop opportunities in additional areas. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:
•required compliance with existing and changing foreign regulatory requirements and laws;
•difficulties and costs of staffing and managing foreign operations;
•difficulties protecting or procuring intellectual property rights;
•required compliance with anti-bribery laws, such as the U.S. FCPA, data privacy and security requirements, labor laws and anti-competition regulations;
•export or import restrictions, including customs charges;
•laws and business practices favoring local companies;
•longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•political and economic instability;
•potentially adverse tax consequences, and
•international trade policies (including trade protection measures, such as tariffs, sanctions, bureaucratic requirements and other trade barriers.
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
Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, including as a result of the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and the conflicts in the Middle East, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (such as through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products and services, loss of Sensitive Data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
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
Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit, and in public locations. Additionally, past or future business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems and Sensitive Data could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
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
Certain of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our Sensitive Data or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products, software and services. We have in the past and may in the future expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, or industry-standard or reasonable security measures to protect our information technology systems and Sensitive Data.
Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosures or the failure to comply with such applicable requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; divergent of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our software or services, deter new customers from using our software or services, and negatively impact our ability to grow and operate our business.
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
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (including the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruption of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
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
In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive personal data, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, (“CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA allows for fines for noncompliance and allows private litigants affected by certain data breaches to recover significant statutory damages). While these laws exempt some personal data processed in the context of clinical trials, these developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties with whom we work. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.
Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the UK GDPR impose strict requirements for processing the personal data of individuals. For example, under the EU GDPR and UK GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR, or, in each case 4% of annual global revenue, whichever is greater; or private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
Our employees and other personnel use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of Sensitive Data in generative AI technologies is subject to various privacy laws and other obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
We may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
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
We are also subject to contractual obligations related to data privacy and security and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials, and other statements concerning data privacy and security. Regulators are increasingly scrutinizing these statements, and if those policies or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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
Our stock price has been and may continue to be volatile. The daily closing market price for our common stock has varied significantly in the last 12 months, ranging between a high price of $68.99 on May 15, 2024 and a low price of $2.79 on March 31, 2025 (as adjusted for the reverse stock split effectuated on January 24, 2025). During this time, the price per share of common stock has ranged from an intra-day low of $2.68 per share to an intra-day high of $72.59 per share (as adjusted for the reverse stock split effectuated on January 24, 2025).
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
In addition, as of the date of this Quarterly Report, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of an aggregate of approximately 250,000 shares of common stock (as adjusted for the reverse stock split) subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. We also intend to file future registration statements on Form S-8 under the Securities Act registering the issuance of additional shares of common stock, including because the number of shares that may be issued under certain employee equity benefit plans automatically increase as a result of the operation of certain “evergreen” provisions in our equity plans. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 in the case of our affiliates. Further in connection with the Private Placement completed in October 2023, we filed a Form S-3 to enable the purchasers to resell the shares underlying the Private Placement Notes and the Private Placement Warrants (as defined in Note 5 (Debt) to our unaudited condensed consolidated financial statements). Following the redemptions in February and May 2024, the High Trail Private Placement Notes and the High Trail Registered Notes have been canceled. However, the purchaser retains the Private Placement Warrants to purchase up to approximately 113,000 shares of our common stock (as adjusted for the reverse stock split). Further, in connection with the April 2024 Registered Direct Offering, we issued and sold, among other things, warrants to purchase approximately 146,000 shares of our common stock (as adjusted for the reverse stock split); in connection with the July 2024 Offering, we issued and sold, among other things, warrants to purchase approximately 584,000 shares of our common stock (as adjusted for the reverse stock split) following stockholder approval; in connection with the October 2024 Offering, we issued and sold, among other things, warrants to purchase approximately 330,000 shares of our common stock (as adjusted for the reverse stock split) following stockholder approval; and in connection with the January 2025 Offering, we issued and sold, among other things, warrants to purchase approximately 661,000 shares of our common stock (as adjusted for the reverse stock split) following stockholder approval.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2025, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

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
10.1^+
Form of Securities Purchase Agreement, dated January 3, 2025, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 6, 2025).

10.2
At the Market Offering Agreement, dated February 21, 2025, by and between the Company and H.C. Wainwright, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 21, 2025).

10.3
Separation Agreement, effective as of February 20, 2025, by and between Gülsen Kama and the Company (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 31, 2025).

10.4
Bionano Genomics, Inc. 2020 Inducement Plan, as amended (incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-8 (File No. 333-286325), filed with the SEC on March 31, 2025).

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

BIONANO GENOMICS, INC.

Dated: May 14, 2025	By: /s/ R. Erik Holmlin, Ph.D.
R. Erik Holmlin, Ph.D.
President and Chief Executive Officer (Principal Executive and Financial Officer)