Form 10-Q
period 2025-09-30
Bionano Genomics, Inc.
filed 2025-11-13
CIK 1411690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

As of November 5, 2025, the registrant had 10,176,000 shares of Common Stock ($0.0001 par value) outstanding.

BIONANO GENOMICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIONANO GENOMICS, INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$3,065,000	$9,173,000
Investments	18,516,000	302,000
Accounts receivable, net	4,526,000	4,752,000
Inventory	7,049,000	11,121,000
Prepaid expenses and other current assets	5,378,000	3,141,000
Restricted investments	10,266,000	11,000,000
Total current assets	48,800,000	39,489,000
Restricted cash	—	400,000
Property and equipment, net	16,172,000	19,219,000
Operating lease right-of-use assets	3,497,000	1,804,000
Finance lease right-of-use assets	3,146,000	3,299,000
Intangible assets, net	5,685,000	9,705,000
Other long-term assets	1,762,000	2,754,000
Total assets	$79,062,000	$76,670,000

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	5,990,000	6,962,000
Accrued expenses	4,706,000	5,641,000
Contract liabilities	1,180,000	1,128,000
Operating lease liability	1,025,000	2,991,000
Finance lease liability	251,000	260,000
Convertible debentures payable (at fair value)	9,825,000	20,362,000
Total current liabilities	22,977,000	37,344,000
Operating lease liability, net of current portion	2,599,000	145,000
Finance lease liability, net of current portion	3,495,000	3,539,000
Long-term contract liabilities	192,000	267,000
Total liabilities	$29,263,000	$41,295,000
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized at September 30, 2025 and December 31, 2024; 9,730,400 and 1,865,400 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,000	—
Additional paid-in capital	761,479,000	728,573,000
Accumulated deficit	(711,687,000)	(693,225,000)
Accumulated other comprehensive income	6,000	27,000
Total stockholders’ equity	$49,799,000	$35,375,000
Total liabilities and stockholders’ equity	$79,062,000	$76,670,000
See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product revenue	$6,934,000	$6,021,000	$19,248,000	$19,359,000
Service and other revenue	433,000	52,000	1,309,000	3,254,000
Total revenue	7,367,000	6,073,000	20,557,000	22,613,000
Cost of revenue:
Cost of product revenue	3,842,000	14,251,000	10,044,000	23,858,000
Cost of service and other revenue	155,000	268,000	727,000	1,792,000
Total cost of revenue	3,997,000	14,519,000	10,771,000	25,650,000
Operating expenses:
Research and development	2,844,000	4,717,000	8,145,000	21,329,000
Selling, general and administrative	9,064,000	9,464,000	26,444,000	40,109,000
Intangible assets and other long-lived assets impairment	—	19,504,000	—	19,951,000
Restructuring costs	—	1,770,000	—	7,616,000
Total operating expenses	11,908,000	35,455,000	34,589,000	89,005,000
Loss from operations	(8,538,000)	(43,901,000)	(24,803,000)	(92,042,000)
Other income (expense):
Interest income	268,000	376,000	835,000	1,876,000
Other income (expense)	(219,000)	(697,000)	5,538,000	(1,694,000)
Total other income (expense)	49,000	(321,000)	6,373,000	182,000
Loss before income taxes	(8,489,000)	(44,222,000)	(18,430,000)	(91,860,000)
Provision for income taxes	(14,000)	(24,000)	(32,000)	(32,000)
Net loss	$(8,503,000)	$(44,246,000)	$(18,462,000)	$(91,892,000)
Net loss per share, basic and diluted	$(1.59)	$(30.92)	$(4.82)	$(80.18)
Weighted-average common shares outstanding basic and diluted	5,338,000	1,431,000	3,829,000	1,146,000
See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss:	$(8,503,000)	$(44,246,000)	$(18,462,000)	$(91,892,000)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	1,000	10,000	(2,000)	12,000
Change in fair value attributable to instrument-specific credit risk	—	1,503,000	—	1,503,000
Foreign currency translation adjustments	15,000	24,000	(19,000)	(4,000)
Other comprehensive income (loss)	$16,000	$1,537,000	$(21,000)	$1,511,000
Total comprehensive loss	$(8,487,000)	$(42,709,000)	$(18,483,000)	$(90,381,000)
See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2024	762,600	$—	$677,342,000	$(581,208,000)	$23,000	$96,157,000
Stock-based compensation expense	—	—	3,015,000	—	—	3,015,000
Issue common stock, net of issuance costs	196,300	—	15,059,000	—	—	15,059,000
Net loss	—	—	—	(31,422,000)	—	(31,422,000)
Other comprehensive loss	—	—	—		(39,000)	(39,000)
Balance at March 31, 2024	958,900	$—	$695,416,000	$(612,630,000)	$(16,000)	$82,770,000
Stock-based compensation expense	—	—	2,583,000	—	—	2,583,000
Issue common stock, net of issuance costs	183,800	—	11,181,000	—	—	11,181,000
Issue stock for warrant exercises	36,600	—	2,000	—	—	2,000
Issue stock for employee stock purchase plan	300	—	10,000	—	—	10,000
Net loss	—	—	—	(16,224,000)	—	(16,224,000)
Other comprehensive income	—	—	—	—	13,000	13,000
Balance at June 30, 2024	1,179,600	$—	$709,192,000	$(628,854,000)	$(3,000)	$80,335,000
Stock-based compensation expense	—	—	2,202,000	—	—	2,202,000
Issue common stock, net of issuance costs	197,800	—	9,034,000	—	—	9,034,000
Issue stock for warrant exercises	96,900	—	2,000	—	—	2,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	200	—	—	—	—	—
Net loss	—	—	—	(44,246,000)	—	(44,246,000)
Other comprehensive income	—	—	—	—	1,537,000	1,537,000
Balance at September 30, 2024	1,474,500	$—	$720,430,000	$(673,100,000)	$1,534,000	$48,864,000

Balance at January 1, 2025	1,865,400	$—	$728,573,000	$(693,225,000)	$27,000	$35,375,000
Stock-based compensation expense	—	—	1,587,000	—	—	1,587,000
Issue common stock and warrants, net of issuance costs	934,000	—	13,982,000	—	—	13,982,000
Issue stock for warrant exercises	280,000	—	9,000	—	—	9,000
Issuance of common stock for convertible debentures payable	22,000	—	350,000	—	—	350,000
Net loss	—	—	—	(3,102,000)	—	(3,102,000)
Other comprehensive loss	—	—	—	—	(13,000)	(13,000)
Balance at March 31, 2025	3,101,400	$—	$744,501,000	$(696,327,000)	$14,000	$48,188,000
Stock-based compensation expense	—	—	1,080,000	—	—	1,080,000
Issue common stock, net of issuance costs	807,000	—	2,986,000	—	—	2,986,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	1,000	—	1,000	—	—	1,000
Net loss	—	—	—	(6,857,000)	—	(6,857,000)
Other comprehensive loss	—	—	—	—	(24,000)	(24,000)
Balance at June 30, 2025	3,909,400	$—	$748,568,000	$(703,184,000)	$(10,000)	$45,374,000

Stock-based compensation expense	—	—	941,000	—	—	941,000
Issue common stock, net of issuance costs	5,771,000	1,000	11,970,000	—	—	11,971,000
Issue stock for warrant exercises	50,000	—	—	—	—	—
Net loss	—	—	—	(8,503,000)	—	(8,503,000)
Other comprehensive income	—	—	—	—	16,000	16,000
Balance at September 30, 2025	9,730,400	$1,000	$761,479,000	$(711,687,000)	$6,000	$49,799,000
See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(18,462,000)	$(91,892,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,190,000	11,624,000
Inventory write-offs	—	7,231,000
Amortization of financing lease right-of-use asset	153,000	153,000
Accretion of interest on securities	(727,000)	(1,176,000)
Non-cash lease expense	974,000	2,000
Gain on lease termination/modification	(450,000)	(73,000)
Net realized loss on investments	—	18,000
Stock-based compensation	3,608,000	7,800,000
Change in fair value of contingent consideration	—	(10,890,000)
Change in fair value of convertible debentures, convertible notes payable and option liability	(5,312,000)	(6,988,000)
Loss on issuance of convertible debentures	—	1,890,000
Gain on High Trail extinguishment	—	(3,965,000)
Disposal of internal-use software	—	1,293,000
Intangible assets and other long-lived assets impairment	—	17,850,000
Loss on ROU asset impairment	—	808,000
Disposal of property and equipment	258,000	1,404,000
Cost of leased equipment sold to customer	348,000	361,000
Changes in operating assets and liabilities:
Accounts receivable	226,000	4,006,000
Inventory	3,342,000	(3,521,000)
Prepaid expenses and other current assets	(2,235,000)	339,000
Other assets	992,000	4,677,000
Accounts payable	(973,000)	(1,679,000)
Accrued expenses, contract liabilities, and lease liabilities, net	(1,102,000)	(1,690,000)
Net cash used in operating activities	(12,170,000)	(62,418,000)
Investing Activities:
Purchases of property and equipment	—	(103,000)
Purchase of available for sale securities	(177,527,000)	(214,323,000)
Sale and maturity of available for sale securities	160,771,000	285,268,000
Net cash (used in)/provided by investing activities	(16,756,000)	70,842,000
Financing activities:
Principal payments on financing lease liability	(53,000)	(43,000)
Proceeds from sale of common stock and warrants	29,347,000	37,712,000
Offering costs on sale of common stock and warrants	(1,992,000)	(2,438,000)
Proceeds from sale of common stock under employee stock purchase plan	—	10,000
Proceeds from warrant exercises	9,000	4,000
Proceeds from issuance of convertible debentures	—	18,000,000
Payments on High Trail Notes	—	(61,001,000)
Payments on convertible debentures	(4,875,000)	(3,000,000)
Debt issuance costs on sale of convertible debentures	—	(1,444,000)

Payments of retirement fees for redemption of High Trail Notes	—	(5,375,000)
Net cash provided by/(used in) financing activities	22,436,000	(17,575,000)
Effect of exchange rates on cash, cash equivalents and restricted cash	(18,000)	(3,000)
Net decrease in cash, cash equivalents and restricted cash	(6,508,000)	(9,154,000)
Cash, cash equivalents and restricted cash at beginning of period	9,573,000	18,348,000
Cash, cash equivalents and restricted cash at end of period	$3,065,000	$9,194,000
Reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets to the total amounts reported on the unaudited condensed consolidated statements of cash flows
Cash and cash equivalents	3,065,000	8,794,000
Restricted cash	—	400,000
Total cash, cash equivalents and restricted cash at end of period	$3,065,000	$9,194,000
Supplemental cash flow disclosures:
Cash paid for interest	$1,312,000	$10,136,000
Cash paid for operating lease liabilities	$1,879,000	$2,126,000
Supplemental disclosure of non-cash investing and financing activities:
Transfer of instruments and servers from inventory to property and equipment, net	$730,000	$5,023,000
Issuance of common stock for convertible debentures payable	$350,000	$—
Fees paid in common stock	$1,584,000	$—
Operating lease liabilities resulting from obtaining right-of-use assets	$2,966,000	$—
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
Liquidity and Going Concern
The Company has experienced recurring net losses from operations and negative cash flows from operating activities since its inception, has a significant accumulated deficit and expects to continue to incur net losses into the foreseeable future. As of September 30, 2025, the Company had approximately $3.1 million in cash and cash equivalents, $18.5 million in short-term investments, $10.3 million in restricted short-term investments and working capital of $25.8 million. The amount the Company is required to hold as restricted cash or investments is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures (as defined in Note 5 (Debt) in these notes accompanying the unaudited condensed consolidated financial statements).
As of September 30, 2025, the Company had $10.3 million of principal outstanding under the Debentures (see Note 5 (Debt) to our unaudited condensed consolidated financial statements) and an accumulated deficit of $711.7 million. During the nine months ended September 30, 2025, the Company used $12.2 million of cash in operations.
Management expects operating losses and negative cash flows to continue for at least the next year as the Company continues to incur costs related to product development and commercialization efforts. Management has prepared cash flows forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date that the unaudited condensed consolidated financial statements for the nine months ended September 30, 2025, are issued. Management’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management’s plans to raise additional capital to fulfill its operating and capital requirements for at least 12 months include public or private equity or debt financings. However, the

Company may not be able to secure such financing in a timely manner or on favorable terms, if at all, and if the Company is unable to raise sufficient additional capital in the very near term, it may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the United States Bankruptcy Code.
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
Significant Accounting Policies
During the three and nine months ended September 30, 2025, there were no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Disposal of In-Process Internal-Use Software
In September 2024, Bionano announced a change in its business strategy to focus on driving utilization and adoption of OGM from the Company’s existing installed base, with less emphasis on new placements of the Company’s OGM systems, which resulted in a change in the manner in which the Company’s in-process internally developed software would be used; therefore, it became probable that the software would not be placed into service. The Company disposed of the project, and recorded a loss of $1.3 million included in selling, general and administrative expense on the unaudited condensed consolidated statement of operations during the three and nine months ended September 30, 2024. No material disposals of internal-use software were recorded during the three and nine months ended September 30, 2025. The Company’s in-process internal-use software was recorded in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
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
The Company evaluated the fair value of the finite-lived assets of the legacy OGM Bionano asset group. The Company evaluated the fair value of the reagent rental instruments based on the expected sales volume or usage and recorded an impairment loss of $2.6 million during the three and nine months ended September 30, 2024. The estimates and assumptions used in the assessment of the reagent rental instrument impairments represent Level 2 measurements because they are supported by executed sales transactions. The impairment loss associated with these reagent rental instruments was recorded to cost of product revenue in the Company’s unaudited condensed consolidated statement of operations.
The Company estimated the fair value of the right-of-use assets and related office equipment and leasehold improvements for the San Diego facilities (Nancy Ridge and 9640 Towne Center Drive) and recorded an impairment loss of $0.4 million and $0.2 million, respectively during the three and nine months ended September 30, 2024. The fair value of the right-of-use asset and related office equipment and leasehold improvements was estimated using the discounted future cash flow methods, which includes estimates and assumptions for future sublease rental rates that reflect current sublease market conditions as well as discount rates. The estimates and assumptions used in the assessment of right-of-use assets impairments represent Level 3 measurements because they are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value. The impairment losses were recognized in intangible assets and other long-lived assets impairment in the consolidated statement of operations.

The Company evaluated the fair value of the finite-lived intangible assets of the Purigen asset group, consisting of the Purigen trade name, customer relationships and developed technology, as well as the operating lease right-of-use asset and related office equipment and leasehold improvements. To estimate the fair value of the intangible assets, the Company utilized the discounted cash flow method to estimate the fair value of the asset group. The Company identified that no projected after-tax cash flows would be generated from the Purigen intangible assets and that the cost to maintain and sell the Purigen products exceeded the expected revenue to be generated from the asset group. The carrying value of the Purigen intangible assets therefore exceeded its fair value and the Company recorded an impairment loss of $17.3 million for the intangible assets during the three and nine months ended September 30, 2024. The Company estimated the fair value of the right-of-use asset and related office equipment and leasehold improvements for the Pleasanton, California facility and recorded an impairment loss of $0.8 million during the three and nine months ended September 30, 2024. The fair value of the right-of-use asset and related office equipment and leasehold improvements was estimated using the discounted future cash flow methods, which includes estimates and assumptions for future sublease rental rates that reflect current sublease market conditions as well as discount rates. The Company also recorded $0.1 million of leasehold improvements and office equipment impairments related to the Pleasanton, California facility during the three and nine months ended September 30, 2024. The estimates and assumptions used in the assessment of intangible assets, right-of-use assets and related office equipment and leasehold improvement impairments represent Level 3 measurements because they are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value. The impairment losses were recognized in intangible assets and other long-lived assets impairment in the unaudited condensed consolidated statement of operations.
No impairment losses were recorded during the three and nine months ended September 30, 2025.
Inventories
The Company reviews its inventories for classification purposes. The value of inventories not expected to be realized in cash, sold or consumed during the next 12 months are classified as non-current within other long-term assets. As of September 30, 2025, $1.4 million of inventories were included in other long-term assets.
During the three and nine months ended September 30, 2024, the Company recorded a $7.2 million write-off of its Saphyr instrument spare parts and other excess or obsolete inventory as a result of the Company’s restructuring initiatives and change in business strategy announced in September 2024.
Loss on disposal of property and equipment
Loss on disposal of property and equipment includes the net book value of assets that have been abandoned or retired and consists primarily of our leasehold improvements, furniture, equipment and fixtures that were abandoned and disposed of in the normal course of business. We recorded a $0.3 million loss on disposal of property and equipment during the nine months ended September 30, 2025 and $1.4 million during the three and nine months ended September 30, 2024.
Change in depreciable lives of property and equipment
The Company reviews the estimated useful life of its fixed assets on an ongoing basis. This review indicated that the actual lives of the Company’s Saphyr® and Stratys™ instruments were longer than the estimated useful lives used for depreciation purposes in the Company’s unaudited condensed consolidated financial statements. As a result, effective January 1, 2024, the Company changed its estimates of the useful lives of the Company’s Saphyr and Stratys instruments to better reflect the estimated period during which these assets will remain in service. The estimated useful lives of the Company’s Saphyr and Stratys instruments were increased from 5 to 7 years. The effect of this change in estimate reduced depreciation expense by $1.8 million for the fiscal year 2024. There were no changes to the depreciable lives of property and equipment during the nine months ended September 30, 2025.
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
Recently Issued Tax Legislation
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The provisions of OBBBA did not have a material impact on the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025. The Company will continue to evaluate the impact of OBBBA on the Company’s consolidated financial statements and related disclosures for the year ending December 31, 2025.
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
Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (in common stock equivalent shares):

	September 30, 2025	September 30, 2024
Common stock options	191,000	63,000
Common warrants	12,105,500	1,091,000
Convertible debentures	634,000	142,000
RSUs	3,590	7,000
PSUs	—	480
Total	12,934,090	1,303,480

3. Revenue Recognition
Revenue by Source

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Instruments	$1,619,000	$1,419,000	$3,707,000	$5,293,000
Consumables	3,773,000	3,333,000	10,296,000	9,366,000
Software	1,542,000	1,269,000	5,245,000	4,700,000
Total product revenue	6,934,000	6,021,000	19,248,000	19,359,000
Service and other	433,000	52,000	1,309,000	3,254,000
Total revenue	$7,367,000	$6,073,000	$20,557,000	$22,613,000
Revenue by Geographic Location

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	$	%	$	%	$	%	$	%
Americas	$2,845,000	38.6%	$2,537,000	41.8%	$8,829,000	42.9%	$10,613,000	46.9%
EMEA	3,632,000	49.3%	2,764,000	45.5%	9,926,000	48.3%	9,521,000	42.1%
Asia Pacific	890,000	12.1%	772,000	12.7%	1,802,000	8.8%	2,479,000	11.0%
Total	$7,367,000	100%	$6,073,000	100%	$20,557,000	100%	$22,613,000	100%
The table above provides revenue from contracts with customers by source and geographic region (based on the customer’s billing address) on a disaggregated basis. Americas consists of North America and South America. EMEA consists of Europe, the Middle East, and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, India and Australia.
For the three months ended September 30, 2025 and 2024, the United States represented 33.4% and 32.3% of total revenue, respectively. For the nine months ended September 30, 2025 and 2024, the United States represented 36.8% and 38.3% of total revenue, respectively. No other countries represented greater than 10% of total revenue during the three and nine months ended September 30, 2025 and 2024.
Remaining Performance Obligations
As of September 30, 2025, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $1.4 million. These remaining performance obligations primarily relate to extended warranty, support and maintenance obligations, as well as obligations related to software under hosting arrangements. The Company expects to recognize approximately 45.3% of this amount as revenue during the remainder of 2025, 41.7% in 2026, and 13.0% in 2027 and thereafter. Warranty revenue is included in service and other revenue.
The Company recognized revenue of approximately $0.2 million and $0.2 million during the three months ended September 30, 2025 and 2024, respectively, which was included in the contract liability balance at the end of the year preceding each period. The Company recognized revenue of approximately $1.2 million and $1.3 million during the nine months ended September 30, 2025 and 2024, respectively, which was included in the contract liability balance at the end of the year preceding each period.

4. Balance Sheet Account Details
Accounts Receivable and Allowance for Credit Losses

	September 30, 2025	December 31, 2024	December 31, 2023
Accounts receivable, net:
Accounts receivable, trade	$4,526,000	$4,909,000	$9,802,000
Allowance for credit losses	—	(157,000)	(483,000)
	$4,526,000	$4,752,000	$9,319,000
Changes to the allowance for credit losses during the nine months ended September 30, 2025 and 2024 were as follows:

Allowance for Credit Losses
Balance as of January 1, 2024	$(483,000)
Provision for expected credit loss	(9,000)
Write-offs	288,000
Balance as of September 30, 2024	$(204,000)

Balance as of January 1, 2025	$(157,000)
Provision for expected credit loss	—
Write-offs	157,000
Balance as of September 30, 2025	$—
The Company’s analysis included an assessment of aged trade receivables balances and their underlying credit risk characteristics. The Company’s evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.

Inventory
The components of inventories are as follows:

	September 30, 2025	December 31, 2024
Inventory:
Raw materials	$6,083,000	$6,715,000
Work in process	388,000	2,349,000
Finished goods	1,953,000	4,212,000
	$8,424,000	$13,276,000
Inventories current	$7,049,000	$11,121,000
Inventories non-current (included in other long-term assets)	$1,375,000	$2,155,000
Intangible Assets
Intangible assets that are subject to amortization consisted of the following for the periods presented:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$1,000,000	$(792,000)	$208,000	$1,000,000	$(642,000)	$358,000
Customer relationships	3,000,000	(2,375,000)	625,000	3,000,000	(1,925,000)	1,075,000
Developed technology	22,800,000	(18,050,000)	4,750,000	22,800,000	(14,630,000)	8,170,000
Intangibles, net	$26,800,000	$(21,217,000)	$5,583,000	$26,800,000	$(17,197,000)	$9,603,000
Intangible assets not subject to amortization totaled $0.1 million at September 30, 2025 and December 31, 2024, and related to the Company’s domain name. See Note 1 (Organization and Basis of Presentation) in these notes accompanying the unaudited condensed consolidated financial statements for further discussion on the impairment charges impacting the Company’s intangible assets in the prior period.
Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2025	December 31, 2024
Compensation expenses	$2,634,000	$1,983,000
Taxes payable	480,000	729,000
Insurance	793,000	16,000
Accrued liability for fees to be paid in common stock	—	1,584,000
Professional fees and royalties	195,000	402,000
Warranty liabilities	531,000	276,000
Customer deposits	—	17,000
Other	73,000	634,000
Total	$4,706,000	$5,641,000

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
Debentures
The Debentures have an aggregate face value of $20.0 million and were issued with an original issue discount of $2.0 million. The Debentures mature on May 24, 2026, and have an interest rate of 11% per annum payable monthly on the last business day of each calendar month. During the nine months ended September 30, 2025, the Company paid the Holders $1.1 million in interest, which is included in the change in fair value within other income (expense), net.
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
The Holders of the Debentures requested that the Company redeem up to $1.0 million per calendar month of its Debentures and may request redemption up to $0.5 million per calendar month beginning in January 2025 to July 2025, and up to $1.4 million from August 2025 onward. The table below shows the amount of potential redemptions each year until the maturity of the Debentures as of September 30, 2025.

2025	$4,125,000
2026	6,141,000
Total	$10,266,000
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
As of September 30, 2025, the Company had $10.3 million of principal outstanding, including $0.5 million of the “Fill-Up Amount” (as defined in the JGB Amendment (as defined below)). The Fill-Up Amount represents the shares issuable to adjust for stock price volatility between the date of the settlement agreement and the effective date of the resale registration statement registering such shares for issuance. The Fill-Up Amount shall be payable by adding each Holder’s pro rata share of the Fill-Up Amount to its Debenture. Refer to Note 8 (Investments and Fair Value Measurements), for fair value measurements and additional discussion. The activity for the nine months ended September 30, 2025 was as follows:

Debentures
Principal balance, January 1, 2025	$15,491,000
Less:
Conversions	(350,000)
Redemption payments of principal	(4,875,000)
Debentures principal balance, September 30, 2025	$10,266,000
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
As of September 30, 2025, the Company had no principal outstanding under the High Trail Notes (refer to Note 8 (Investments and Fair Value Measurements), for fair value measurements and additional discussion).
Other Income (Expense), Net
The following is a summary of the charges included within other income (expense), net on the unaudited condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Debt issuance costs on sale of convertible debenture	$—	$—	$—	$(1,444,000)
Other interest expense	(69,000)	(68,000)	(226,000)	(262,000)
Changes in estimated fair value, interest and redemption payments on High Trail Notes and convertible debentures	(257,000)	(630,000)	4,227,000	(1,485,000)
Other income (expense)	107,000	1,000	1,537,000	(578,000)
Gain on High Trail extinguishment	—	—	—	3,965,000
Loss on issuance of convertible debentures	—	—	—	(1,890,000)
Total other income (expense)	$(219,000)	$(697,000)	$5,538,000	$(1,694,000)

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
Wainwright At-the-Market Facility
On February 21, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million, through or to Wainwright, acting as sales agent or principal. The Company agreed to pay Wainwright a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Wainwright with customary indemnification and contribution rights. From February 24, 2025 to September 30, 2025, the Company sold approximately 2.0 million shares of common stock under the ATM Agreement at an average share price of $3.68 per share and received gross proceeds of approximately $7.4 million before deducting offering costs of $0.2 million. In October and November 2025, the Company sold approximately 0.6 million shares of common stock under the ATM Agreement at an average share price of $1.86 per share, and received gross proceeds of approximately $1.1 million before deducting offering costs of $0.04 million.
Stock Warrants
A summary of the Company’s warrant activity during the nine months ended September 30, 2025 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	1,419,700	$91.34	1.40	$—
Granted	11,016,000	2.72	—	—
Exercised	(330,000)	0.05	—	—
Canceled	(200)	198.00	—	—
Outstanding at September 30, 2025	12,105,500	$13.19	3.10	$43,000
In connection with the registered direct offering and public offering (as described under the heading “Registered Direct Offering” and “September 2025 Public Offering” below) the Company issued warrants to purchase shares of the Company’s common stock.

Stock Options
A summary of the Company’s stock option activity during the nine months ended September 30, 2025 was as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	56,000	$937.32	7.90	$—
Granted	147,000	3.52	—
Exercised	—	—	—	—
Canceled	(12,000)	404.67	—
Outstanding and expected to vest at September 30, 2025	191,000	$249.79	8.89	$—
Vested and exercisable at September 30, 2025	49,000	$868.94	7.42	$—
For the three and nine months ended September 30, 2025, the weighted-average grant date fair value of stock options granted was $3.23 and $3.17 per share, respectively.
Stock-Based Compensation
The Company recognized stock-based compensation expense for the periods presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of product revenue	$31,000	$82,000	$108,000	$244,000
Cost of service and other revenue	—	—	—	94,000
Research and development	142,000	445,000	552,000	$1,730,000
General and administrative	768,000	1,675,000	2,948,000	5,732,000
Total stock-based compensation expense	$941,000	$2,202,000	$3,608,000	$7,800,000
The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants during the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	3.9%	3.8%	4.1%	4.3%
Expected volatility	136.2%	85.7%	135.1%	86.2%
Expected term (in years)	6.1	6.1	5.7	5.7
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Restricted Stock Units and Performance Stock Units
The following table summarizes RSU activity during the nine months ended September 30, 2025:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2025	6,000	$272.04
Granted	—	—
Released	(1,740)	309.37
Forfeited	(670)	219.79
Outstanding at September 30, 2025	3,590	$290.64
The total fair value of the RSUs that vested during the nine months ended September 30, 2025 was $0.5 million, determined as of the date of vesting. The weighted average remaining contractual term for the RSUs was 2.4 years as of September 30, 2025.

The following table summarizes PSU activity during the nine months ended September 30, 2025:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2025	480	$2,844.00
Granted	—	—
Released	(480)	2,844.00
Forfeited	—	—
Outstanding at September 30, 2025	—	$—
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
Registered Direct Offering
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
September 2025 Public Offering
On September 16, 2025, the Company commenced a best efforts public offering (the “September 2025 Offering”) of an aggregate of (i) 4.9 million shares of its common stock, (ii) pre-funded warrants (the “September Pre-Funded Warrants”) to purchase up to an aggregate of 75,000 shares of common stock, (iii) Series E warrants (the “Series E Warrants”) to purchase up to an aggregate of 5.0 million shares of common stock, and (iv) Series F warrants (the “Series F Warrants,” to purchase up to an aggregate of 5.0 million shares of common stock. Each share of common stock or September Pre-Funded Warrant was sold together with one Series E Warrant to purchase one share of common stock and one Series F Warrant to purchase one share of common stock.
The combined public offering price for each share of common stock and accompanying Series E and Series F Warrant was $2.00, and the combined public offering price for each September Pre-Funded Warrant and accompanying Series E and Series F Warrant was $1.9999. The September Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately upon issuance and will expire when exercised in full. 50,000 of the 75,000 September Pre-Funded Warrants were exercised in full at time of closing on September 16, 2025. The remaining 25,000 September Pre-Funded Warrants were exercised in full on November 5, 2025. Each Series E and Series F Warrant have an exercise price of $2.00 per share and is exercisable immediately upon issuance. The Series E warrants will expire on the five-year anniversary of the date of issuance and the Series F warrants will expire on the eighteen-month anniversary of the date of issuance. The gross proceeds to the Company from the September 2025 Offering were approximately $10.0 million (excluding up to approximately $20.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the Series E and Series F Warrants), before deducting placement agent fees and other offering expenses payable by the Company. The September 2025 Pre-Funded Warrants, Series E Warrants, and Series F Warrants qualified for classification as equity instruments.
7. Commitments and Contingencies
The Company has entered into various operating lease agreements and a finance lease agreement, primarily relating to our office, laboratory, and manufacturing space.
The future minimum payments under non-cancellable operating and finance leases as of September 30, 2025, are as follows:

	Operating Leases	Finance Lease
Remainder of 2025	$531,000	$85,000
2026	782,000	347,000
2027	769,000	355,000
2028	804,000	364,000
2029	840,000	373,000
Thereafter	1,052,000	4,857,000
Total future lease payments	4,778,000	6,381,000
Less: imputed interest	(1,154,000)	(2,635,000)
Total lease liabilities	$3,624,000	$3,746,000
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
In June 2025, the Company executed an amendment to its headquarters facility to extend the lease term through December 2030. The Company accounted for the lease amendment as a lease modification and recorded a gain of $0.1 million during the three and nine months ended September 30, 2025.

Purchase Commitments
The Company is currently operating under an agreement with its instrument contract manufacturer under which it would make weekly deposits for future inventory purchases through November 21, 2025. Total payments in 2025 are expected to range from approximately $1.7 million to $2.0 million. The payments are intended to create a deposit for inventory Bionano may purchase above the 2025 minimum order quantity and guarantee the availability of certain raw materials previously purchased by the contract manufacturer to build instruments.
The Company will continue to evaluate the financial impact of this commitment and assess the need for future disclosures or accruals in accordance with ASC 450. As of September 30, 2025, the Company did not accrue any amounts related to this agreement as it was not probable that the amounts would be incurred.
Restructuring
The 2024 Workforce Reductions described in Note 1 (Organization and Basis of Presentation) comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California Worked Adjustment and Retraining Notification (WARN) Act.
There were no restructuring charges incurred for the three and nine months ended September 30, 2025. The following is a summary of restructuring charges associated with the reduction in force for the three and nine months ended September 30, 2024 including severance and other exit related costs:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Severance	$1,050,000	$5,475,000
Lease related expenses	—	374,000
Other	720,000	1,767,000
Total restructuring charges including in operating expenses	$1,770,000	$7,616,000
COGS restructuring	$139,000	$157,000
Total restructuring charges	$1,909,000	$7,773,000

The following restructuring liability activity was recorded in connection with the reductions in force for the nine months ended September 30, 2025 included within accrued expenses on the unaudited condensed consolidated financial statements:

Accrued restructuring as of January 1, 2025	$561,000
Restructuring charges incurred during the period	—
Cash payments	(199,000)
Accrued restructuring as of September 30, 2025	$362,000
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
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
U.S. treasuries	$18,516,000	$—	$18,516,000	$—
Money market funds classified as cash equivalents	$1,875,000	$1,875,000	$—	$—
U.S. treasuries classified as restricted investments	$10,266,000	—	$10,266,000	—
Liabilities:
Convertible debentures payable	$9,825,000	$—	$—	$9,825,000

	December 31, 2024
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
U.S. treasuries	$302,000		$302,000
Money market funds classified as cash equivalents	$5,844,000	$5,844,000	$—	$—
U.S. treasuries classified as restricted investments	$11,000,000	—	$11,000,000	—
Liabilities:
Convertible debentures payable	$20,362,000	$—	$—	$20,362,000
JGB Convertible debentures payable, High Trail convertible notes payable and purchase option liability
The fair value of the JGB convertible debentures maturing in 2026, which were issued on May 24, 2024, and the High Trail convertible notes payable that were issued in October 2023, were estimated using a scenario-based analysis on a quarterly basis. The fair value was estimated using a lattice model. The key input assumptions utilized are summarized in the table below:

	Convertible Debentures Payable		High Trail Convertible Notes Payable
	September 30, 2025	December 31, 2024	December 31, 2023
Expected volatility	110.70%	100.00%	80.20%
Risk-free interest rate	3.75%	4.15%	4.92%
Term to maturity (years)	0.65	1.33	0.80
Debt discount rate	18.05%	19.70%	17.11%
Equity discount rate	3.75%	4.15%	4.92%
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
The terms used to estimate the fair value of the Subsequently Purchased Notes and warrant underlying the Purchase Option liability (the “Subsequently Purchased Warrants”) as of December 31, 2023 are as follows:

	Subsequently Purchased Notes	Subsequently Purchased Warrants
	December 31, 2023	December 31, 2023
Expected volatility	80.20%	66.20%
Risk-free interest rate	4.46%	3.80%
Term to maturity (years)	1.50	5.00
Dividend yield	—%	—%
Exercise price	—	$3.19
Debt discount rate	16.60%	—%
Equity discount rate	4.46%	—%

Changes in estimated fair value of convertible debentures payable in the nine months ended September 30, 2025 are as follows:

Convertible Debentures Payable (Level 3 Measurement)
Balance as of January 1, 2025	$20,362,000
Change in estimated fair value, recorded in other income (expense), net	(5,312,000)
Conversions to common stock	(350,000)
Cash payments on redemptions	(4,875,000)
Balance as of September 30, 2025	$9,825,000
Changes in estimated fair value of contingent consideration liability, convertible debentures payable, convertible High Trail notes payable and option liability in the nine months ended September 30, 2024 is as follows:

	Contingent Consideration Liability (Level 3 Measurement)	Convertible Debentures Payable (Level 3 Measurement)	Convertible High Trail Notes Payable (Level 3 Measurement)	Option Liability (Level 3 Measurement)
Balance as of January 1, 2024	$10,890,000	$—	$69,803,000	$8,534,000
Issuance of convertible debentures payable, convertible notes payable and option liability	—	19,890,000	—	—
Change in estimated fair value, recorded in selling, general and administrative expenses	(10,890,000)	—	—	—
Change in estimated fair value, recorded in other income (expense), net	—	(434,000)	(4,524,000)	(3,474,000)
Change in fair value attributable to instrument-specific credit risk recorded in other comprehensive income (loss)	—	(1,503,000)	—	—
Cash payments	—	—	(61,000,000)	—
Cash payments on redemptions	—	(3,000,000)	(5,374,000)	$—
(Gain)/loss on extinguishment of High Trail	—	—	1,095,000	(5,060,000)
Balance as of September 30, 2024	$—	$14,953,000	$—	$—
Available for Sale Investments
The Company invests its excess cash in U.S. Treasury and agency securities, corporate debt securities, and commercial paper, which are classified as available-for-sale investments. These investments are carried at fair value and are included in the tables below. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. At each reporting date, the Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company evaluates, among others, whether the Company has the intention to sell any of these investments and whether it is not more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Based on this evaluation, as of September 30, 2025 and December 31, 2024, the Company determined that unrealized losses of the below securities were primarily attributable to changes in interest rates and non-credit related factors. As such, no allowances for credit losses were recorded during these periods.
As of September 30, 2025 and December 31, 2024, the Company held seven and one securities, respectively, which have been in an unrealized loss position for a period of less than 12 months. As of September 30, 2025 and December 31, 2024, the Company held no securities, which have been in an unrealized loss position for a period of greater than 12 months.

Realized gains and losses are calculated using the specific identification method and recorded in other income (expense) in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.
During the nine months ended September 30, 2025, the Company sold one of its available for sale securities and received proceeds of $1.4 million. During the nine months ended September 30, 2025, the Company recognized an immaterial loss in other income relating to the sale of its security. Amounts are reclassified out of accumulated other comprehensive income into earnings using the specific identification method when sales are realized.
Interest receivable as of September 30, 2025 and December 31, 2024 was immaterial. Interest receivable is recorded as a component of prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.
As of September 30, 2025, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities presented within investments:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
U.S. treasuries	Less than 1	$18,517,000	$—	$(1,000)	$18,516,000
Total maturity less than 1 year		$18,517,000	$—	$(1,000)	$18,516,000
As of September 30, 2025, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities presented within restricted investments:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
U.S. treasuries	Less than 1	10,266,000	—	—	10,266,000
Total maturity less than 1 year		$10,266,000	$—	$—	$10,266,000

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
As of December 31, 2024, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities presented within restricted investments:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
U.S. treasuries	Less than 1	11,000,000	—	—	11,000,000
Total maturity less than 1 year		$11,000,000	$—	$—	$11,000,000
As of September 30, 2025, the following table summarizes available-for-sale securities in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasuries	$18,516,000	$(1,000)	$—	$—	$18,516,000	$(1,000)
Total	$18,516,000	$(1,000)	$—	$—	$18,516,000	$(1,000)
As of September 30, 2025, the available-for-sale securities listed as restricted investments in an unrealized loss position was zero.
As of December 31, 2024, the following table summarizes available-for-sale securities in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasuries	$80,000	$(100)	$—	$—	$80,000	$(100)
Total	$80,000	$(100)	$—	$—	$80,000	$(100)
As of December 31, 2024, the available-for-sale securities listed as restricted investments in an unrealized loss position was zero.

9. Segment Reporting
The following table presents financial information with respect to the Company’s single operating segment, including significant segment expenses, which are regularly provided to the CODM and included within consolidated operating loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$7,367,000	$6,073,000	$20,557,000	$22,613,000
Cost of revenue	3,997,000	14,519,000	10,771,000	25,650,000
Operating expenses
Salaries, wages, and benefits	6,615,000	11,732,000	17,908,000	44,276,000
Contracted services	2,079,000	4,244,000	7,158,000	15,186,000
Non-inventory materials	396,000	254,000	749,000	2,541,000
Consulting	200,000	702,000	1,015,000	3,956,000
Rent and facilities	569,000	1,098,000	1,703,000	3,263,000
Depreciation and amortization	1,772,000	2,293,000	5,413,000	6,985,000
Travel and entertainment	136,000	246,000	382,000	1,574,000
Administrative and other	141,000	14,886,000	261,000	11,224,000
Total operating expenses	11,908,000	35,455,000	34,589,000	89,005,000
Loss from operations	$(8,538,000)	$(43,901,000)	$(24,803,000)	$(92,042,000)
Administrative and other primarily includes operating expenses for gain on lease termination/modification, intangible assets and other long-lived assets impairment, changes in fair value of contingent consideration, disposals of property, plant, and equipment and taxes, interest, and fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025 (“Quarterly Report”) and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2024, (“Annual Report”), filed with the Securities and Exchange Commission (“SEC”), on March 31, 2025. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Bionano Genomics, Inc. and its subsidiaries or, as the context may require, Bionano Genomics, Inc. only. “Lineagen” (doing business as “Bionano Laboratories:), “BioDiscovery” and “Purigen” refer to our wholly owned subsidiaries, Lineagen, Inc., BioDiscovery, LLC and Purigen Biosystems, Inc., respectively.
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
•Grew our installed base to 384 as of September 30, 2025, an increase of approximately 4% from a total installed base of 368 as of September 30, 2024. Installed base represents the global number of OGM instruments installed at end-customer locations and therefore having the technology to process OGM.
•Sold 8,390 flowcells in the three-month period ended September 30, 2025, an increase of approximately 7% from 7,835 flowcells sold in the same period of 2024. Sold 22,617 flowcells in the nine-month period ended September 30, 2025, an increase of approximately 2% from 22,249 flowcells sold in the same period of 2024. The OGM cartridge is the consumable that packages nanochannel arrays for DNA linearization. In its current form, the OGM cartridge can comprise one, two or three flowcells per cartridge. Flowcells sold refers to the units of genome mapping consumables used for analyzing one genome, purchased by customers to process samples for optical genome mapping.

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
We closely monitor and comply with various applicable guidelines and legal requirements in the jurisdictions in which we operate. In the past, we have experienced supply chain challenges, attributable to such adverse geopolitical and macroeconomic developments including increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. During the nine months ended September 30, 2025, we did not experience material increases in our supply chain costs, but we may experience such increases in future fiscal periods. We expect our costs to remain high for the foreseeable future. As global economic conditions recover, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. For instance, product demand may be reduced due to an economic recession, a decrease in corporate capital expenditures, prolonged unemployment, high inflation rates, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic developments, or any similar negative economic condition. These negative effects could have a material impact on our operations, business, earnings, and liquidity.
Recent Developments
The Company is currently operating under an agreement with its instrument contract manufacturer under which it would make weekly deposits for future inventory purchases that began in April 2025 and will continue through November 21, 2025. Total payments in 2025 are expected to range from approximately $1.7 million to $2.0 million. The payments are intended to create a deposit for inventory Bionano may purchase above the 2025 minimum order quantity and guarantee the availability of certain raw materials previously purchased by the contract manufacturer to build instruments. See Note 7 (Commitments and Contingencies - Purchase Commitments) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.
U.S. Government Shutdown
The U.S. federal government’s new fiscal year began October 1, 2025, without the passage of appropriation acts or a continuing resolution (“CR”) and the government began its shutdown procedures, to include furloughing government civilian employees. It is unclear at this time when either a CR or appropriations act will be enacted. Federal agencies have published guidance for identifying those functions that may continue to be carried out in the absence of available appropriations. At this time, we do not anticipate the shutdown as having a material effect on our business; however, we are closely monitoring the known and potential impact of any short-term or extended shutdown which may negatively impact our manufacturing partners and customers who may be reliant on government funding. Additionally, a prolonged shutdown may impact our ability to timely deliver and service our products.

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
The following table presents our revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue	$6,934,000	$6,021,000	$19,248,000	$19,359,000
Service and other revenue	433,000	52,000	1,309,000	3,254,000
Total	$7,367,000	$6,073,000	$20,557,000	$22,613,000

The following table reflects total revenue by geography and as a percentage of total revenue, based on the billing address of our customers. Americas consists of North America and South America. EMEA consists of Europe, the Middle East, and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, India and Australia.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	$	%	$	%	$	%	$	%
Americas	$2,845,000	38.6%	$2,537,000	41.8%	$8,829,000	42.9%	$10,613,000	46.9%
EMEA	3,632,000	49.3%	2,764,000	45.5%	9,926,000	48.3%	9,521,000	42.1%
Asia Pacific	890,000	12.1%	772,000	12.7%	1,802,000	8.8%	2,479,000	11.0%
Total	$7,367,000	100%	$6,073,000	100%	$20,557,000	100%	$22,613,000	100%
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

Results of Operations
We have incurred losses in each year since our inception. Our net loss was $8.5 million and $18.5 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, we had an accumulated deficit of $711.7 million.
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

Comparison of the Three Months Ended September 30, 2025 and 2024
The following table sets forth our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Period-to-Period Change
	2025	2024	$	%
Revenues:
Product revenue	$6,934,000	$6,021,000	$913,000	15%
Service and other revenue	433,000	52,000	381,000	733%
Total revenue	7,367,000	6,073,000	1,294,000	21%
Cost of revenue:
Cost of product revenue	3,842,000	14,251,000	(10,409,000)	(73)%
Cost of service and other revenue	155,000	268,000	(113,000)	(42)%
Total cost of revenue	3,997,000	14,519,000	(10,522,000)	(72)%
Operating expenses:
Research and development	2,844,000	4,717,000	(1,873,000)	(40)%
Selling, general and administrative	9,064,000	9,464,000	(400,000)	(4)%
Intangible assets and other long-lived assets impairment	—	19,504,000	(19,504,000)	(100)%
Restructuring costs	—	1,770,000	(1,770,000)	(100)%
Total operating expenses	11,908,000	35,455,000	(23,547,000)	(66)%
Loss from operations	(8,538,000)	(43,901,000)	35,363,000	(81)%
Other income (expense):
Interest income	268,000	376,000	(108,000)	(29)%
Other expense	(219,000)	(697,000)	478,000	(69)%
Total other income (expense)	49,000	(321,000)	370,000	(115)%
Loss before income taxes	(8,489,000)	(44,222,000)	35,733,000	(81)%
Provision for income taxes	(14,000)	(24,000)	10,000	(42)%
Net loss	$(8,503,000)	$(44,246,000)	$35,743,000	(81)%
Revenue
Product revenue increased by $0.9 million, or 15%, to $6.9 million for the three months ended September 30, 2025 as compared to $6.0 million for the same period in 2024. The increase in product revenue was driven by an increase of $0.2 million or 14% in instrument sales, an increase of $0.4 million or 13% in consumables sales, and an increase of $0.27 million or 22% increase in software sales. In September 2024, we announced a change in our business strategy to focus on driving utilization and adoption of OGM from our existing installed base, with less emphasis on new placements of our OGM systems. We expected that this change in strategy would slow the pace of our revenue growth when compared to historical growth rates, and we anticipate that the reduced pace of our revenue growth will continue in the remainder of 2025.
Service and other revenue increased by $0.4 million, or 733%, to $0.4 million for the three months ended September 30, 2025, as compared to the same period in 2024. For the three months ended September 30, 2024, service and other revenue included a $0.5 million write-down of aged receivables tied to discontinued clinical services products. The write-down was treated as a reversal of revenue. Such clinical service offerings from Bionano Laboratories contributed no revenues for the three months ended September 30, 2025, as compared to no revenues and a $0.5 million write-down for the same period in 2024.
Cost of Revenue
Cost of product revenue decreased by $10.4 million or 73%, to $3.8 million for the three months ended September 30, 2025, as compared to $14.3 million for the three months ended September 30, 2024. The decrease in cost of product revenue was primarily due to $9.8 million in total expenses recognized in the three months September 30, 2024. This included a $7.2 million write-off of excess Saphyr instrument spare parts and other obsolete inventory as well as a $2.6 million disposition expense for reagent rentals that were underutilized. We expect cost of product revenue to fluctuate with the volume of product sales.

Cost of service and other revenue decreased by $0.1 million, or 42%, to $0.2 million for the three months ended September 30, 2025, as compared to $0.3 million for the three months ended September 30, 2024. The decrease in cost of service and other revenue was primarily due to discontinuing sales of certain clinical service offerings from Bionano Laboratories effective March 2024. We expect cost of service and other revenue to remain relatively flat in 2025 as these service offerings were fully phased out as of December 31, 2024.
Gross Profit, and Gross Margin

	Three Months Ended September 30,		Period-to-Period Change
	2025	2024	$	%
Gross profit:
Product	$3,092,000	$(8,230,000)	$11,322,000	138%
Service and other	278,000	(216,000)	494,000	229%
Total gross profit	$3,370,000	$(8,446,000)	$11,816,000	140%

Gross margin:
Product	45%	(137)%
Service and other	64%	(415)%
Total gross margin	46%	(139)%
Product gross profit increased by $11.3 million, or 138%, to $3.1 million for the three months ended September 30, 2025, compared to $(8.2) million for the three months ended September 30, 2024. The increase in product gross profit was primarily due to $9.8 million in total expenses recognized to write-off excess Saphyr instrument spare parts and other obsolete inventory for $7.2 million, as well as dispose of reagent rentals that were underutilized for $2.6 million during the three months ended September 30, 2024. We expect cost of product revenue to fluctuate with the volume of product sales.
Service and other gross profit increased by $0.5 million, or 229%, to $0.3 million for the three months ended September 30, 2025, compared to $(0.2) million for the three months ended September 30, 2024. The increase in service and other gross profit was impacted by a $0.5 million write-down of aged receivables tied to discontinued clinical service offerings from Bionano Laboratories during the three months ended September 30, 2024. The write-down was treated as a reversal of revenue. We expect service and other gross profit to remain relatively flat in 2025 as these service offerings were fully phased out as of December 31, 2024.
Research and Development Expenses
Research and development (“R&D”) expenses decreased by $1.9 million, or 40%, to $2.8 million for the three months ended September 30, 2025 compared to $4.7 million for the same period in 2024. The decrease was primarily due to a decrease of $1.6 million in salaries, wages and benefits driven by headcount reductions announced throughout 2023 and 2024, and a decrease of $0.2 million in foundry expenses. We anticipate that R&D expenses will decrease throughout 2025, in comparison to the same period in 2024, as a result of our cost saving initiatives announced in March and September 2024.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased by $0.4 million, or 4%, to $9.1 million for the three months ended September 30, 2025, as compared to $9.5 million for the same period in 2024. The decrease was primarily due to a $2.4 million decrease in salaries, wages and benefits driven by headcount reductions announced throughout 2023 and 2024; a $1.8 million decrease in professional and consulting fees, which was primarily marketing, software and legal expenses; a $0.1 million decrease in travel and entertainment; a $0.4 million decrease in information technology and rent and facility costs; and a $0.5 million decrease in depreciation and amortization. These decreases were offset by a $5.8 million gain recorded on the fair value of the contingent consideration due for the Purigen milestones during the same period in 2024 as compared to no gain recorded for the three months ended September 30, 2025. We anticipate that SG&A expenses will decrease throughout 2025, in comparison to the same period in 2024, as a result of our cost saving initiatives announced in March and September 2024.

Intangible Assets and Other Long-lived Assets Impairment
The Company recognized no impairment losses on intangible assets and other long-lived assets during the three months ended September 30, 2025, as compared to $19.5 million for the same period in 2024. These losses were due to our restructuring initiatives and change in business strategy announced in 2024. See Note 1 (Organization and Basis of Presentation) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on the impairment charges that were recorded during the prior period.
Restructuring Costs
The Company had no expenses that were classified as restructuring costs during the three months ended September 30, 2025, as compared to $1.8 million during the same period in 2024. These restructuring costs were the result of our cost saving initiatives announced in 2024.
Interest Income
Interest income was $0.3 million for the three months ended September 30, 2025, as compared to $0.4 million for the same period in 2024. The decrease was primarily the result of a reduction in investments, partially offset by higher returns.
Other Expense
Other expense was $0.2 million for the three months ended September 30, 2025, as compared to $0.7 million for the same period in 2024. The decrease in other expense was primarily driven by a change in fair value (net loss) of $0.4 million for the convertible debentures during the three months ended September 30, 2025. See Note 5 (Debt) and Note 8 (Investments and Fair

Value Measurements) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.
Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table sets forth our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Period-to-Period Change
	2025	2024	$	%
Revenues:
Product revenue	$19,248,000	$19,359,000	$(111,000)	(1)%
Service and other revenue	1,309,000	3,254,000	(1,945,000)	(60)%
Total revenue	20,557,000	22,613,000	(2,056,000)	(9)%
Cost of revenue:
Cost of product revenue	10,044,000	23,858,000	(13,814,000)	(58)%
Cost of service and other revenue	727,000	1,792,000	(1,065,000)	(59)%
Total cost of revenue	10,771,000	25,650,000	(14,879,000)	(58)%
Operating expenses:
Research and development	8,145,000	21,329,000	(13,184,000)	(62)%
Selling, general and administrative	26,444,000	40,109,000	(13,665,000)	(34)%
Intangible assets and other long-lived assets impairment	—	19,951,000	(19,951,000)	(100)%
Restructuring costs	—	7,616,000	(7,616,000)	(100)%
Total operating expenses	34,589,000	89,005,000	(54,416,000)	(61)%
Loss from operations	(24,803,000)	(92,042,000)	67,239,000	(73)%
Other income (expenses):
Interest income	835,000	1,876,000	(1,041,000)	(55)%
Other income (expenses)	5,538,000	(1,694,000)	7,232,000	(427)%
Total other income	6,373,000	182,000	6,191,000	3,402%
Loss before income taxes	(18,430,000)	(91,860,000)	73,430,000	(80)%
Provision for income taxes	(32,000)	(32,000)	—	—%
Net loss	$(18,462,000)	$(91,892,000)	$73,430,000	(80)%
Revenue
Product revenue decreased by $0.1 million, or 1%, to $19.2 million for the nine months ended September 30, 2025, as compared to $19.4 million for the same period in 2024. The decrease in product revenue was driven by a decrease of $1.6 million or 30% in instrument sales, partially offset by increases of $0.9 million, or 10%, in consumable sales and $0.5 million, or 12%, in software sales. In September 2024, we announced a change in our business strategy to focus on driving utilization and adoption of OGM from our existing installed base, with less emphasis on new placements of our OGM systems. We expected that this change in strategy would slow the pace of our revenue growth when compared to historical growth rates, and we anticipate that the reduced pace of our revenue growth will continue in the remainder of 2025.
Service and other revenue decreased by $1.9 million, or 60%, for the nine months ended September 30, 2025, as compared to the same period in 2024, which is the result of discontinuing sales of certain clinical service offerings from Bionano Laboratories effective March 2024. Such clinical service offerings from Bionano Laboratories contributed no revenues for the nine months ended September 30, 2025, as compared to $1.7 million for the same period in 2024. We expect service and other revenue to decline in 2025 relative to 2024 as these service offerings were fully phased out as of December 31, 2024.
Cost of Revenue

Cost of product revenue decreased by $13.8 million, or 58%, to $10.0 million for the nine months ended September 30, 2025, as compared to $23.9 million for the same period in 2024. The decrease in cost of product revenue was primarily due to $9.8 million in total expenses recognized to write-off excess Saphyr instrument spare parts and other obsolete inventory for $7.2 million as well as dispose of reagent rentals that were underutilized for $2.6 million during the nine months ended September 30, 2024. In addition, the decrease in cost of product revenue was due to lower sales of instruments, partially offset by higher sales of software and consumables during the nine months ended September 30, 2025. We expect cost of product revenue to fluctuate with the volume of product sales.
Cost of service and other revenue decreased by $1.1 million, or 59%, to $0.7 million for the nine months ended September 30, 2025, compared to $1.8 million for the same period in 2024. The decrease in cost of service and other revenue was primarily due to discontinuing sales of certain clinical service offerings from Bionano Laboratories effective March 2024. We expect cost of service and other revenue to remain relatively flat in 2025 as these service offerings were fully phased out as of December 31, 2024.
Gross Profit, and Gross Margin

	Nine Months Ended September 30,		Period-to-Period Change
	2025	2024	$	%
Gross profit:
Product	$9,204,000	$(4,499,000)	$13,703,000	305%
Service and other	582,000	1,462,000	(880,000)	(60)%
Total gross profit	$9,786,000	$(3,037,000)	$12,823,000	422%

Gross margin:
Product	48%	(23)%
Service and other	44%	45%
Total gross margin	48%	(13)%
Product gross profit increased by $13.7 million, or 305%, to $9.2 million for the nine months ended September 30, 2025, as compared to $(4.5) million for the same period in 2024. The increase in product gross profit was primarily due to an increase in consumable and software sales and due to $9.8 million in total expenses recognized to write-off excess Saphyr instrument spare parts and other obsolete inventory for $7.2 million, as well as dispose of reagent rentals that were underutilized for $2.6 million during the three months ended September 30, 2024. We expect cost of product revenue to fluctuate with the volume of product sales.
Service and other gross profit decreased by $0.9 million, or 60%, to $0.6 million for the nine months ended September 30, 2025, as compared to $1.5 million for the same period in 2024. The decrease in service and other gross profit was primarily due to discontinuing sales of certain clinical service offerings from Bionano Laboratories effective March 2024. We expect service and other gross profit to remain relatively flat in 2025 as these service offerings were fully phased out as of December 31, 2024.

Research and Development Expenses
R&D expenses decreased by $13.2 million, or 62%, to $8.1 million for the nine months ended September 30, 2025, as compared to $21.3 million for the same period in 2024. The decrease was primarily due to a decrease of $8.4 million in salaries, wages and benefits driven by headcount reductions announced throughout 2023 and 2024 and a decrease of $2.7 million in professional and consulting fees, including decreases in costs incurred to support clinical research studies, development of the Stratys system, foundry expenses, and cloud computing. Lastly, we reduced information technology and rent and facility costs by $0.3 million, and we reduced our internal consumption of inventory, materials and supplies by $1.7 million. We anticipate that R&D expenses will decrease throughout 2025, in comparison to the same period in 2024, as a result of our cost saving initiatives announced in March and September 2024.
Selling, General and Administrative Expenses
SG&A expenses decreased by $13.7 million, or 34%, to $26.4 million for the nine months ended September 30, 2025, as compared to $40.1 million for the same period in 2024. The decrease was primarily due to a $12.5 million decrease in salaries, wages and benefits driven by headcount reductions announced in 2023 and 2024; a $6.5 million decrease in professional and consulting fees which was primarily marketing, software, and legal expenses; a $1.0 million decrease in travel and entertainment; a $1.2 million decrease in information technology and rent and facility costs; a $1.4 million decrease in depreciation and amortization; a $1.4 million loss on disposal of property and equipment recorded during the three and nine months ended September 30, 2024; and a $0.4 million change in the gain on lease modification. These decreases were offset by a $10.9 million gain recorded on the fair value of the contingent consideration due for the Purigen milestones during the same period in 2024 as compared to no gain recorded for the nine months ended September 30, 2025. We anticipate that SG&A expenses will decrease throughout 2025,in comparison to the same period in 2024, as a result of our cost saving initiatives announced in March and September 2024.
Intangible Assets and Other Long-lived Assets Impairment
The Company recognized no impairment losses on intangible assets and other long-lived assets during the nine months ended September 30, 2025, as compared to $20.0 million for the same period in 2024. These losses were due to our restructuring initiatives and change in business strategy announced in 2024. See Note 1 (Organization and Basis of Presentation) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on the impairment charges that were recorded during the quarter.
Restructuring Costs
The Company had no expenses that were classified as restructuring costs during the nine months ended September 30, 2025, as compared to $7.6 million during the same period in 2024. These restructuring costs were the result of our cost saving initiatives announced in 2024.
Interest Income
Interest income was $0.8 million for the nine months ended September 30, 2025, as compared to $1.9 million for the same period in 2024. The decrease is primarily the result of a reduction in investments, partially offset by higher returns.
Other Income (Expense)
Other income was $5.5 million for the nine months ended September 30, 2025, as compared to other expense of $1.7 million for the same period in 2024. The change was primarily driven by a loss recorded on the issuance of the JGB Debentures of $1.9 million during the nine months ended September 30, 2024, debt issuance costs recorded in connection with the debt instruments of $1.4 million during the nine months ended September 30, 2024, an increase in the change in fair value (net gain) of $5.7 million for the convertible High Trail Notes, Purchase Option, and convertible debentures during the nine months ended September 30, 2025, and an increase in other income of $2.1 million primarily related to an ERC refundable tax credit received during the nine months ended September 30, 2025 from the IRS for eligible businesses affected by the COVID-19 pandemic. These changes were offset by a net gain on the extinguishment of the High Trail Note and Purchase Option of $4.0 million during the nine months ended September 30, 2024. See Note 5 (Debt) and Note 8 (Investments and Fair Value Measurements) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.

Liquidity and Capital Resources
Since our inception, we have incurred net losses and negative cash flows from operations. We incurred net losses of $18.5 million and $91.9 million, and used $12.2 million and $62.4 million of cash from our operating activities for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $711.7 million, cash and cash equivalents of $3.1 million, $18.5 million in short-term investments and $10.3 million in restricted short-term investments.
Sources of Liquidity and Capital Resources
In the nine months ended September 30, 2025, we have generated cash flows from sales of common stock and other equity instruments. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments, borrowings from credit facilities and revenue from our commercial operations. See Note 5 (Debt) and 6 (Stockholder’s Equity and Stock-Based Compensation) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of our recent debt and equity activity.
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
As of September 30, 2025, the Company reported $9.8 million of Debentures at fair value, which is classified as current on the unaudited condensed consolidated balance sheet. For the nine months ended September 30, 2025, the Company paid $1.1 million in interest and $4.9 million in principal redemption amounts on the Debentures. As of September 30, 2025, the Company may be required to redeem up to $4.1 million of principal and expects to pay an additional $0.3 million in interest on the Debentures for the remainder of 2025.
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
On September 16, 2025, the Company commenced a best efforts public offering (the “September 2025 Offering”) of an aggregate of (i) 4.9 million shares of its common stock, (ii) pre-funded warrants (the “September Pre-Funded Warrants”) to purchase up to an aggregate of 75,000 shares of common stock, (iii) Series E warrants (the “Series E Warrants”) to purchase up to an aggregate of 5.0 million shares of common stock, and (iv) Series F warrants (the “Series F Warrants,” to purchase up to an aggregate of 5.0 million shares of common stock. Each share of common stock or September Pre-Funded Warrant was sold together with one Series E Warrant to purchase one share of common stock and one Series F Warrant to purchase one share of common stock.
The combined public offering price for each share of common stock and accompanying Series E and Series F Warrant was $2.00, and the combined public offering price for each September Pre-Funded Warrant and accompanying Series E and Series F Warrant was $1.9999. The September Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately upon issuance and will expire when exercised in full. 50,000 of the 75,000 September Pre-Funded Warrants were exercised in full at time of closing on September 16, 2025. Each Series E and Series F Warrant have an exercise price of $2.00 per share and is exercisable immediately upon issuance. The Series E warrants will expire on the five-year anniversary of the date of issuance and the Series F warrants will expire on the eighteen-month anniversary of the date of issuance. The gross proceeds to the Company from the September 2025 Offering were approximately $10.0 million (excluding up to approximately $20.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the Series E and Series F Warrants), before deducting placement agent fees and other offering expenses payable by the Company.

See Note 6 (Stockholder’s Equity and Stock-Based Compensation) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.
Based on our current business plans, we will continue to require additional capital in the very near term to fund our operating expenses and capital expenditure requirements, or we may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the United States Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any. This estimate assumes the inclusion of the amount equal to the outstanding principal amount of the Debentures. Our existing cash and cash equivalents and short-term investments will not be sufficient for us to achieve cash-flow break even, and we expect to need to seek additional capital. Based on the Company’s current business plans we believe we will be able to fund our operating expenses and capital expenditure requirements into the third quarter of 2026.
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
As of September 30, 2025, we had $3.1 million in cash and cash equivalents, $18.5 million in short-term investments and $10.3 million in restricted short-term investments. The amount we are required to hold as restricted cash or restricted investments is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures. As of September 30, 2025, the Company had $10.3 million of principal outstanding under the Debentures. Based on recurring losses from operations incurred since inception and the expectation of continued operating losses, we anticipate our available cash balance will not be sufficient to operate our business for the next twelve months from the issuance of this Quarterly Report. Accordingly, we determined that there is substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements included in this Quarterly Report are issued. In order to continue to operate our business beyond that time, we will need to raise substantial additional capital. We are actively evaluating debt and equity financing sources available to us as well as cost reduction strategies, but there can be no assurance that financing will be available on terms acceptable to us, on a timely basis, or at all, or that we are able to effectively reduce our operating expenses. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Any disruptions to, or volatility in, the credit and financial markets or any deterioration in overall economic conditions may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we are unable to raise additional funds through debt or equity financing or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research and development activities or future commercialization efforts. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives.
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

Cash Flows
The following table sets forth the cash flow from operating, investing and financing activities for the periods presented:

Net cash provided by (used in):	Nine Months Ended September 30,
	2025	2024

Operating activities	$(12,170,000)	$(62,418,000)
Investing activities	(16,756,000)	70,842,000
Financing activities	22,436,000	(17,575,000)
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
Net cash used in operating activities was $12.2 million during the nine months ended September 30, 2025, as compared to $62.4 million during the same period in 2024. The decrease in cash used in operating activities of $50.2 million was primarily attributed to a decrease in our net loss as a result of our cost saving initiatives that were initiated in 2024.
Investing Activities
Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure, as well as the acquisitions of Lineagen, BioDiscovery and Purigen to grow our business. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. During the nine months ended September 30, 2025, net cash used in investing activities was $16.8 million, as compared to $70.8 million provided by investing activities during the same period in 2024. The decrease in cash provided by investing activities of $87.6 million was primarily attributed to the maturity of $160.8 million in available for sale securities, which was offset by a higher purchase of available for sale securities of $177.5 million during the nine months ended September 30, 2025, as compared to the maturity of $285.3 million in available for sale securities, which was partially offset by a purchase of $214.3 million of available for sale securities during the same period in 2024.
Financing Activities
Net cash provided by financing activities was $22.4 million during the nine months ended September 30, 2025 as compared to net cash used in financing activities of $17.6 million during the same period in 2024, an increase of $40.0 million. During the nine months ended September 30, 2025, the Company made principal payments of $4.9 million towards the convertible debentures payable, as compared to principal payments of $64.0 million towards the convertible High Trail Notes payable and the convertible debentures payable, $1.4 million incurred for the debt issuance costs recorded from the issuance of the convertible debentures, which was partially offset by approximately $18.0 million in gross proceeds received from the issuance of the convertible debentures during the same period in 2024, and $29.3 million in gross proceeds from executing sales under our at-the-market facilities with Cowen and Company, LLC (“Cowen”) and H.C. Wainwright & Co., LLC (“Wainwright”) during the nine months ended September 30, 2025, as compared to $37.7 million in gross proceeds from executing sales under our at-the-market facilities with Cowen during the same period in 2024.

Capital Resources
As of September 30, 2025, we had approximately $3.1 million in cash and cash equivalents, $18.5 million in short-term investments, $10.3 million in restricted short-term investments and working capital of $25.8 million. The amount we are required to hold as restricted cash or restricted investments is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures (as defined in Note 5 (Debt) to our unaudited condensed consolidated financial statements). As of September 30, 2025, the Company had $10.3 million of principal outstanding under the Debentures.
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
On February 21, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Wainwright, pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million, through or to Wainwright, acting as sales agent or principal, pursuant to the Shelf Registration Statement. From February 24, 2025 to September 30, 2025, the Company sold approximately 2.0 million shares of common stock under the ATM Agreement at an average share price of $3.68 per share and received gross proceeds of approximately $7.4 million before deducting offering costs of $0.2 million.
On March 31, 2025, the date we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, our public float was less than $75 million, As a result, we became subject to the offering limits in General Instruction I.B.6 of Form S-3. Pursuant to General Instruction I.B.6 of Form S-3, for-so long as our public float is less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to one-third of our public float. On April 2, 2025, we filed an amendment to the prospectus dated May 10, 2023 and the prospectus supplement, dated February 21, 2025, relating to the ATM Agreement with Wainwright (the “ATM Prospectus”), to update the amount of shares of our common stock we are eligible to sell under General Instruction I.B.6 of Form S-3, as described above, and pursuant to the ATM Agreement. If our public float increases or decreases, the number of securities we may sell under our shelf registration statements in accordance with General Instruction I.B.6 of Form S-3 will also increase or decrease, respectively. Consequently, based on an increase in our current public float for our common stock, on October 17, 2025, we filed a prospectus supplement to amend and supplement the information in the prospectus dated May 10, 2023 and the prospectus supplements, dated April 2, 2025 and February 21, 2025, relating to the ATM Prospectus, to increase the amount of shares of our common stock we are eligible to sell under General Instruction I.B.6 of Form S-3, as described above, and pursuant to the ATM Agreement. If our public float increases above $75.0 million such that we may sell additional amounts under the ATM Agreement and the ATM Prospectus, we will file another amendment to the ATM Prospectus prior to making additional sales in excess of the limitations of General Instruction I.B.6 of Form S-3.
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
During the nine months ended September 30, 2025, there have been no changes to our critical accounting policies and estimates as described in our Annual Report.
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
As of September 30, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this assessment, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Since our inception, we have incurred recurring net losses, and we expect that our losses will continue for the foreseeable future. We incurred net losses of $18.5 million and $91.9 million and used cash in operations of $12.2 million and $62.4 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $711.7 million. We cannot predict if we will be profitable in the near future or at all. Our past acquisitions have increased our expenses, and we expect that any future acquisitions of businesses, assets, products or technologies would further increase our expenses, which may result in additional losses. We also expect our stock-based compensation expense to increase in future periods, reflecting the issuance of additional equity awards. In addition, we incur significant legal, accounting and other expenses as a result of being a public company and are therefore required to comply with additional disclosure and compliance requirements. These factors, among others, will make it hard for us to achieve and sustain profitability. We may also incur significant losses in the future for a number of other reasons, many of which are beyond our control, including the level of market acceptance of our products, the introduction of competitive products and technologies, our future product development efforts, our market penetration and our margins, as well as the other risks described below.
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
Since inception, we have experienced recurring operating losses and negative cash flows from operating activities and have significant accumulated deficit. We expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. We believe that with receipt of the net proceeds from our registered direct offerings in April 2024, July 2024, October 2024 and January 2025, from our September 2025 Offering, from our ATM Agreement and from the transaction pursuant to that certain securities purchase agreement dated May 24, 2024 and amended on December 31, 2024, between us and certain accredited investors and JGB Collateral LLC, as collateral agent for the investors (the “JGB Purchase Agreement”) and the restructuring of redemption terms for our debt instruments in January 2025, together with the Company’s existing cash and cash equivalents and short-term investments, and after taking into account inaccessible “restricted cash” under the terms of the transaction under the JGB Purchase Agreement, based on the Company’s current business plans we will be able to fund our operating expenses and capital expenditure requirements into the third quarter of 2026. See Note 5 and 6 (Debt and Stockholders’ Equity and Stock-Based Compensation) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a further discussion of our recent debt and equity financings. Our existing cash and cash equivalents and short-term investments will not be sufficient for us to achieve cash-flow break even and we expect to need to seek additional capital based on favorable market conditions or strategic considerations alternatives in the future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. As a result, our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We will continue to seek to raise additional capital, but without sufficient additional financing in the near term we will not be able to continue as a going concern, we may have to reorganize or liquidate our business and may receive less than the value at which those assets are carried on our consolidated financial statements, further curtail planned operations or cease operations entirely and wind down our business. Any of these could materially and adversely affect our liquidity, financial condition and business prospects and, as a result, our investors may lose all or a part of their investment. In light of our existing cash and cash equivalents and our current obligations, such a liquidation or disposition process may occur subject to bankruptcy protections, which may further reduce the value that we may receive for our assets. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. From time to time, the board of directors maintains a strategy committee to work with the Company and outside advisors in evaluating our options and considering alternatives that we believe will maximize stakeholder value, including any of the following or a combination thereof: debt financing, equity investments, combinations with other companies, or the sale of all or part of the Company. There can be no assurances that any transactions will be available to us or completed and if we are not able to raise sufficient additional capital in the near term to fund our operations, we may seek relief available under applicable insolvency laws. We do not intend to make further announcements regarding this process unless and until the board of directors approves a specific transaction or otherwise determines that further disclosure is appropriate.
Our ability to raise capital may be limited by applicable laws and regulations.
Using a shelf registration statement on Form S-3 to raise additional capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. However, our ability to raise capital using a shelf registration statement may be limited by, among other things, SEC rules and regulations. Under SEC rules and regulations, if our public float (the market value of our common stock held by non-affiliates) is less than $75.0 million, then the aggregate market value of securities sold by us or on our behalf under our Form S-3 in any 12-month period is limited to an aggregate of one-third of our public float. As our public float is currently less than $75.0 million, we are currently subject to this limitation. If our ability to utilize a Form S-3 registration statement for a primary offering of our securities continues to be limited to one-third of our public float, we may need to conduct such an offering pursuant to an exemption from registration under the Securities Act or under a Form S-1 registration statement, which would increase the cost of raising additional capital relative to utilizing a Form S-3 registration statement and may be subject to delays in effectiveness due to review by the SEC.
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
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash in order to continue the commercialization of our products and technologies, fund our research and development programs, and execute potential strategic transactions. In connection with the preparation of our financial statements for the three and nine months ended September 30, 2025, we performed an analysis of our ability to continue as a going concern and based on our current business plan, we believed that our existing cash and cash equivalents and short-term investments would not be sufficient for the next twelve months from the issuance of the unaudited condensed consolidated financial statements included in this Quarterly Report and, accordingly, there continued to be substantial doubt about our ability to continue as a going concern within 12 months of the issuance of such financial statements. Our ability to execute our operating plan depends on our ability to generate sales and obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. For example, we will need to raise substantial additional capital if we intend to:

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
As of September 30, 2025, we had $3.1 million in cash and cash equivalents, $18.5 million in short-term investments, and $10.3 million in restricted short-term investments.
We received net proceeds of approximately $9.3 million after deducting placement agent fees and offering expenses, from the issuance and sale of our securities in an April 2024 registered direct offering; net proceeds of approximately $9.3 million after deducting placement agent fees and offering expenses, from the issuance and sale of our securities in a July 2024 registered direct offering; net proceeds of approximately $2.7 million after deducting placement agent fees and offering expenses, from the issuance and sale of our securities in an October 2024 registered direct offering, net proceeds of approximately $9.3 million after deducting placement agent fees and offering expenses, from the issuance and sale of our securities in a January 2025 registered direct offering, and net proceeds of approximately $9.2 million after deducting placement agent fees and offering expenses, from the issuance and sale of our securities in a September 2025 Offering. Based on our current business plans, we believe the net proceeds from such financings together with our existing cash and cash equivalents and short-term investments, and after taking into account inaccessible “restricted cash and restricted investments” under the terms of the JGB Purchase Agreement, and that certain settlement and amendment, dated December 31, 2024, with certain accredited investors and JGB (the “Debentures Amendment”), will be sufficient to fund our operating expenses and capital expenditure requirements into at least the third quarter of 2026. Nevertheless, our existing cash and cash equivalents and short-term investments, will not be sufficient for us to achieve cash-flow break even and we expect to need to seek additional capital in the near future.
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
In order to raise additional capital, we may in the future offer additional shares of our common stock, or other securities convertible into or exchangeable for our common stock and, as a result, our stockholders may experience dilution. For example, as a result of our registered direct offering in April 2024, July 2024, October 2024, and January 2025, and our September 2025 Offering, our investors experienced dilution of their ownership interests. We may sell additional shares of our common stock or other securities convertible or exchangeable into common stock in future equity offerings at a price per share that is less than the price per share paid by investors in previous equity offerings, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders.
Servicing the Debentures requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our obligations under the Debentures or our other permitted indebtedness.
Our ability to make scheduled payments of principal or default interest, if any, or to refinance the Debentures or our other permitted indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. As of September 30, 2025, we had aggregate principal amount outstanding under the Debentures of $10.3 million. Notwithstanding the Debentures Amendment pursuant to which we agreed to modify certain terms of the Debentures, including to: reduce the maximum monthly redemption payable to investors from $1.0 million to $0.5 million from January 2025 to July 2025 and increase the maximum monthly redemption payable to investors from $1.0 million to $1.4 million beginning in August 2025 until the Debentures are repaid in full, our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the Debentures or our other permitted indebtedness. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Following July 31, 2025, we may only prepay the Debentures in full without the consent of the holders under certain circumstances, and our ability to refinance the Debentures or our other permitted indebtedness will also depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Debentures or our other indebtedness. As of September 30, 2025, there is substantial doubt about our ability to continue as a going concern and servicing the Debentures continues to impact our cash flow and liquidity.
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
In March 2021, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) which provides for the sale, in our sole discretion, of shares of our common stock having a maximum aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal, which we amended in March 2023 to decrease the maximum aggregate offering price to $200.0 million for sales made on and after the date of the amendment (the “Cowen ATM”). In January 2025, we sold approximately 0.1 million shares of common stock (as adjusted for the reverse stock split) under the Cowen ATM for gross proceeds of approximately $1.9 million before deducting offering costs. On February 4, 2025, the Company provided notice of its termination, effective February 14, 2025, of the Cowen ATM. On February 21, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”). From February 24, 2025 to September 30, 2025, the Company sold approximately 2.0 million shares of common stock under the ATM Agreement for gross proceeds of approximately $7.4 million before deducting offering costs.
Further, the exercise of the Registered Warrants (as defined below) issued in the October 2023 offering (as amended in February 2024 and as defined below) will dilute the ownership interests of existing stockholders to the extent we deliver shares upon exercise of the Registered Warrants. In addition, the existence of the Debentures and Registered Warrants may encourage short selling by market participants because the conversion of the Debentures and exercise of the Registered Warrants could be used to satisfy short positions, or anticipated conversion of the Debentures or exercise of the Registered Warrants into shares of our common stock could depress the price of our common stock. In addition, we issued shares of our common stock in connection with our acquisitions of Lineagen and BioDiscovery. We also issued shares of our common stock in connection with the April 2024 registered direct offering pursuant to which we agreed to issue and sell to certain institutional investors (i) an aggregate of approximately 109,000 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of approximately 37,000 shares of common stock and (iii) warrants to purchase up to approximately 146,000 shares of common stock (in each case, as adjusted for the reverse stock split). Additionally, we issued shares of our common stock in connection with the July 2024 registered direct offering pursuant to which we agreed to issue and sell to certain institutional investors (i) an aggregate of approximately 195,000 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of approximately 97,000 shares of common stock and (iii) warrants to purchase up to approximately 584,000 shares of common stock (in each case, as adjusted for the reverse stock split). In connection with the October 2024 registered direct offering, we agreed to issue and sell to certain institutional investors (i) an aggregate of approximately 165,000 shares of common stock and (ii) warrants to purchase up to approximately 330,000 shares of common stock (in each case, as adjusted for the reverse stock split). In connection with the January 2025 registered direct offering, we agreed to issue and sell to certain institutional investors (i) an aggregate of approximately 382,000 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of approximately 280,000 shares of common stock, and (iii) warrants to purchase up to approximately 661,000 shares of common stock (in each case, as adjusted for the reverse stock split). In connection with the September 2025 Offering, we issued and sold an aggregate of (i) 4.9 million shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 75,000 shares of common stock, (iii) Series E warrants to purchase up to an aggregate of 5.0 million shares of common stock, and (iv) Series F warrants to purchase up to an aggregate of 5.0 million shares of common stock.
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
In order to provide persons who have a responsibility for our management and/or growth with additional incentive, to increase their proprietary interest in our success, and to support and increase our ability to attract and retain individuals of exceptional talent, we maintain multiple equity incentive plans. As of September 30, 2025, we had outstanding equity awards underlying those plans accounting for 0.2 million underlying shares. The total number of shares of our common stock available for the grant of awards under these plans is 13,000, 1,000 and 35,000 for our 2018 Equity Incentive Plan, as amended, 2018 Employee Stock Purchase Plan and 2020 Inducement Plan, as amended, respectively, subject to adjustment, including pursuant to automatic “evergreen” increases in certain of our plans. We may also adopt one or more additional employee equity benefit plans in the future. The issuance of shares under an employee equity benefit plan may result in substantial dilution to the interests of other stockholders. Accordingly, the issuance of shares under current or future employee equity benefit plans will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.
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
During the nine months ended September 30, 2025 and 2024, approximately 63% and 62%, respectively, of our revenue was generated from customers located outside of the United States. We believe that a substantial percentage of our future revenue will continue to come from international sources as we maintain our existing overseas operations and aim to develop opportunities in additional areas. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:
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
Our stock price has been and may continue to be volatile. The daily closing market price for our common stock has varied significantly in the last 12 months, ranging between a high price of $19.00 on January 3, 2025 and a low price of $1.66 on September 26, 2025 (as adjusted for the reverse stock split effectuated on January 24, 2025). During this time, the price per share of common stock has ranged from an intra-day low of $1.50 per share to an intra-day high of $22.80 per share (as adjusted for the reverse stock split effectuated on January 24, 2025).
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
In addition, as of the date of this Quarterly Report, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of an aggregate of approximately 250,000 shares of common stock (as adjusted for the reverse stock split) subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. We also intend to file future registration statements on Form S-8 under the Securities Act registering the issuance of additional shares of common stock, including because the number of shares that may be issued under certain employee equity benefit plans automatically increase as a result of the operation of certain “evergreen” provisions in our equity plans. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 in the case of our affiliates. Further in connection with the Private Placement completed in October 2023, we filed a Form S-3 to enable the purchasers to resell the shares underlying the Private Placement Notes and the Private Placement Warrants (as defined in Note 5 (Debt) to our unaudited condensed consolidated financial statements). Following the redemptions in February and May 2024, the High Trail Private Placement Notes and the High Trail Registered Notes have been canceled. However, the purchaser retains the Private Placement Warrants to purchase up to approximately 113,000 shares of our common stock (as adjusted for the reverse stock split). Further, in connection with the April 2024 registered direct offering, we issued and sold, among other things, warrants to purchase approximately 146,000 shares of our common stock (as adjusted for the reverse stock split); in connection with the July 2024 registered direct offering, we issued and sold, among other things, warrants to purchase approximately 584,000 shares of our common stock (as adjusted for the reverse stock split) following stockholder approval; in connection with the October 2024 registered direct offering, we issued and sold, among other things, warrants to purchase approximately 330,000 shares of our common stock (as adjusted for the reverse stock split) following stockholder approval; in connection with the January 2025 registered direct offering, we issued and sold, among other things, warrants to purchase approximately 661,000 shares of our common stock (as adjusted for the reverse stock split) following stockholder approval, and in connection with the September 2025 Offering, we issued and sold, among other things, warrants to purchase approximately 10.0 million shares of our common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2025, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

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

4.7
Form of Warrant to Purchase Common Stock issued to Investors in April 2024 Registered Direct Offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2024).

4.8
Form of Warrant to Purchase Common Stock issued to Investors in April 2024 Registered Direct Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2024).

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

4.16
Form of Warrant to Purchase Common Stock issued to Investors in January 2025 Registered Direct Offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 6, 2025).

4.17
Form of Pre-Funded Warrant to Purchase Common Stock issued to Investors in January 2025 Registered Direct Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 6, 2025).

4.18	Description of the Company’s Securities (incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 5, 2024).
4.19
Form of Pre-Funded Warrant to Purchase Common Stock issued to Investors in September 2025 Offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2025).

4.20
Form of Warrant to Purchase Series E/F Common Stock issued to Investors in September 2025 Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2025).

10.1
Sixth Amendment to the Lease by and between the Registrant and The Irvine Company, LLC, dated June 27, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q, filed with the SEC on August 14, 2025).

10.2^
Form of Securities Purchase Agreement, dated September 16, 2025, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2025).

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

BIONANO GENOMICS, INC.

Dated: November 13, 2025	By: /s/ R. Erik Holmlin, Ph.D.
R. Erik Holmlin, Ph.D.
President and Chief Executive Officer (Principal Executive and Financial Officer)