Form 10-K
period 2025-12-31
Bionano Genomics, Inc.
filed 2026-03-23
CIK 1411690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $12,154,000 based on the closing price of the registrant’s common stock on June 30, 2025 of $3.28 per share, as reported by the Nasdaq Capital Market.

As of March 19, 2026, the Registrant had 11,092,000 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement, or the Proxy Statement, for the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2025.

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

Note Regarding Forward-Looking Statements

Except for historical information, this Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “will,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us, including known and unknown risks, uncertainties and assumptions. These factors are described in the section entitled “Risk Factors” and elsewhere in this Annual Report, and include, but are not limited to:

•
our ability to improve our margins, extend our cash runway and reach a potential pathway to profitability;
•
our ability to continue as a going concern within 12 months of this Annual Report which requires us to manage costs and obtain significant additional financing to fund our strategic plans and commercialization efforts;
•
our ability to execute on our strategy and achieve our objectives;
•
the impact and utility of our cost savings initiative and our recent financing;
•
our ability to continue to drive OGM (as defined below) adoption by potential customers for routine use in genomic analysis;
•
the impact, or lack thereof, of the Category I CPT codes to accelerate or increase the adoption of OGM;
•
continued research, presentations and publications involving OGM and its utility compared to traditional cytogenetics and our technologies;
•
the impact of our Stratys™ system and VIA™ software to increase throughput and simplify analysis of OGM data;
•
our ability to drive adoption of OGM and our technology solutions;
•
our ability to further deploy new products and applications for our technology platforms;
•
our expectations and beliefs regarding future growth of the business and the markets in which we operate;
•
our ability to consummate any strategic alternatives including the risk that if we fail to obtain additional financing we may seek relief under applicable insolvency laws;

•
the size and growth potential of the markets for our products, and our ability to serve those markets;
•
the rate and degree of market acceptance of our products;
•
our ability to manage the growth of our business and integrate acquired businesses;
•
our ability to expand our commercial organization to address effectively existing and new markets that we intend to target;
•
the impact from future regulatory, judicial, and legislative changes or developments in the U.S. and foreign countries;
•
our ability to compete effectively in a competitive industry;
•
the introduction of competitive technologies or improvements in existing technologies and the success of any such technologies;
•
the performance of our third-party contract sales organizations, suppliers and manufacturers;
•
our ability to attract and retain key scientific or management personnel;
•
the accuracy of our estimates regarding expenses, future revenues, reimbursement rates, capital requirements and needs for additional financing;
•
the impact of adverse geopolitical and macroeconomic developments, such as recent and future bank failures, the ongoing international conflicts, and related sanctions, regional or global pandemics, inflation, tariffs, increased cost of goods, supply chain issues, and global financial market conditions; on our business and operations, as well as the business or operations of our suppliers, customers, manufacturers, research partners and other third parties with whom we conduct business and our expectations with respect to the duration of such impacts and the resulting effects on our business;
•
our ability to realize the anticipated benefits and synergies of our prior and any future acquisitions or other strategic transactions; and
•
our ability to attract collaborators and strategic partnerships.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in such forward-looking statements. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. You should refer to the “Risk Factors” section of this Annual Report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. You should review the factors and risks and other information we describe in the other reports we will file from time to time with the Securities and Exchange Commission (the “SEC”).

All forward-looking statements are expressly qualified in their entirety by this cautionary note. You are cautioned to not place undue reliance on any forward-looking statements, which speak only as of the date of this Annual Report. You should read this Annual Report with the understanding that our actual future results may be materially different from what we expect. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

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

•
We have incurred recurring net losses since we were formed and expect to incur losses in the future. We cannot be certain that we will ever achieve or sustain profitability;
•
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
•
Our corporate cost saving initiatives and the associated headcount reductions we announced in 2023 and 2024 could disrupt our business, and may not achieve our intended objectives;
•
We are an early commercial-stage company and have a limited commercial history, which may make it difficult to evaluate our current business and predict our future performance;
•
Our quarterly and annual operating results and cash flows have fluctuated in the past and might continue to fluctuate, which makes our future operating results difficult to predict and could cause the market price of our securities to decline substantially;
•
Our future capital needs are uncertain and we will require additional funding in the future to advance the commercialization of our OGM systems, Ionic® Purification system, VIA software, and our other products, technologies and services, as well as continue our research and development efforts. If we fail to obtain sufficient additional funding, we may be forced to delay, reduce or eliminate significant portions of our commercialization and development efforts which could negatively impact our revenue opportunities;
•
The terms of the Debentures (as defined in the Notes to the Consolidated Financial Statements) and the Debenture Purchase Agreement (the “Debenture Purchase Agreement”) restrict our current and future operations. Upon an event of default under the Debentures, we may not be able to make any accelerated payments under the Debentures or our other permitted indebtedness;
•
Unfavorable geopolitical and macroeconomic developments could adversely affect our business, financial condition or results of operations;
•
Acquisitions, joint ventures and other strategic transactions could disrupt or otherwise harm our business and may cause dilution to our stockholders;
•
If our products or technologies fail to achieve and sustain sufficient market acceptance, our revenue may be adversely affected;

•
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
•
If we do not successfully manage the development and launch of new products and technologies, our financial results could be adversely affected;
•
Our future success is dependent upon our ability to further penetrate our existing customer base, attract new customers and retain the customers of our acquired businesses;
•
The size of the markets for our products and technologies may be smaller than we estimate, and new markets may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products and technologies;
•
We are currently limited to marketing and commercialization of our products for research use only (“RUO”) which may limit utilization and acceptance of our products in some settings and with some customers;
•
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (and the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruption of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences;
•
If the U.S. Food and Drug Administration (“FDA”), ends enforcement discretion for Laboratory Developed Tests (“LDTs”) or determines that our RUO products are medical devices or if we seek to market our RUO products for clinical diagnostic or health screening use, we or our collaborators or customers will be required to obtain regulatory clearance(s) or approval(s), and we may be required to cease or limit sales of our then marketed products, which could materially and adversely affect our business, financial condition and results of operations. Any such regulatory process would be expensive, time-consuming and uncertain both in timing and in outcome;
•
If we are unable to protect our intellectual property, it may reduce our ability to maintain any technological or competitive advantage over our competitors and potential competitors, and our business may be harmed;
•
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
•
We depend on intellectual property that is licensed to us by third parties. Loss of our rights to such licensed intellectual property or our ability to enter into necessary licenses on acceptable terms may have an adverse impact on our results of operation;
•
If we are not able to comply with the applicable continued listing requirements or standards of The Nasdaq Capital Market, NASDAQ could delist our common stock;

•
The price of our securities has been and may in the future be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment;
•
We may not be successful in identifying and implementing any potential strategic alternatives in a timely manner, or at all, and any strategic transactions that we may consummate in the future could have negative consequences; and
•
If we are not able to raise sufficient capital to fund our operations, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders would depend significantly on the timing of such liquidation as well as the amount of cash that may need to be reserved for commitments and contingent liabilities.

PART I

ITEM 1. BUSINESS

Overview

We are a provider of genome analysis solutions that can enable researchers and clinicians to reveal answers to challenging questions in biology and medicine. Our mission is to transform the way the world sees the genome through optical genome mapping (“OGM”) solutions, nucleic acid extraction and purification systems, diagnostic services and software. We offer OGM solutions for applications across basic, translational and clinical research, and for other applications including bioprocessing. We offer a platform-agnostic software solution, which integrates next-generation sequencing (“NGS”), microarray and OGM data designed to provide analysis, visualization, interpretation and reporting of copy number variants, single-nucleotide variants and absence of heterozygosity across the genome in one consolidated view. The Company also offers nucleic acid extraction and purification solutions using proprietary isotachophoresis (“ITP”) technology. Through our Bionano Laboratories business, we also provide OGM-based diagnostic testing services.

We develop, manufacture, market and sell OGM systems, including the Saphyr® system and the Stratys system, which deliver OGM data to enable ultra-sensitive and ultra-specific detection of all classes of structural variation (“SV”). These systems are used to identify structural changes in chromosomes, the study of which is known as cytogenetics, and to accelerate the search for answers in genetic disease and cancer applications as well as in applications for cell and gene therapy. The systems are comprised of an instrument, chip consumables, reagents and software containing a suite of data analysis and visualization tools. OGM has been shown to outperform the current gold standard cytogenetic methods including karyotyping, fluorescence in-situ hybridization (“FISH”), Southern blot and chromosomal microarray (“CMA”), for the detection of SVs. OGM has also been shown to identify structural changes in chromosomes that cannot be identified using current commercially available gene sequencing solutions.

We develop, manufacture, market and sell the Ionic® Purification system, which is able to deliver high quality DNA in a more natural, native form and with fewer contaminants when compared to other isolation and purification solutions. The Ionic Purification system is used to extract, purify, and concentrate DNA or RNA from a variety of sample types, and is comprised of an instrument, consumables, and reagents.

We develop, manufacture, market and sell the VIA software which delivers genomic data interpretation solutions tailored for research use in cytogenomics and molecular pathology labs in genetic disease and cancer research markets, with an emphasis on SV. This industry leading, platform agnostic software solution is designed to provide analysis, visualization, interpretation and reporting of SVs, single-nucleotide variants and absence of heterozygosity across the genome in one consolidated view. Our software currently enables analysis of OGM, NGS and microarray data. We believe the integration of OGM with data types common in the industry, such as Variant Call Format (“VCF”), and Binary Alignment Map (“BAM”), into the VIA software should accelerate and broaden our position in digital cytogenetics and comprehensive genome analysis by enabling us to simplify the assessment of clinically relevant variants in cytogenomics applications, potentially reducing interpretation time per sample and expanding our reach into the discovery and translational research markets through the combination of OGM and NGS.

Our Bionano Laboratories business has developed and provides an OGM-based LDT for facioscapulohumeral muscular dystrophy type 1 (“FSHD1”), which is a progressive disorder that primarily affects the muscles of the face, shoulder blades (scapula), upper arms, and lower legs. Bionano Laboratories has previously offered LDTs for detecting SVs in individuals with hematologic malignancies, and for detecting SVs in pre- and post-natal samples, through its OGM-Dx™ testing services, and may decide to offer such LDTs in the future again. During 2024, Bionano Laboratories phased out the offering of certain testing services for individuals demonstrating clinical presentations consistent with neurodevelopmental disorders (“NDDs”), including autism spectrum disorders (“ASDs”) and other disorders of childhood development, and during 2025 phased out the offering of OGM-based LDT tests for hematological malignancies and pre- and postnatal constitutional genetic disorders.

Bionano Laboratories also provides laboratory services to clinicians, scientists, pharmaceutical companies, and others who are seeking to incorporate OGM into their genomics research without the need to bring one of our OGM systems in house. Laboratory services for OGM are performed in our laboratory facilities in San Diego, California and, from time-to-time, at partner laboratories in the United States and Europe, and serve as solutions for researchers and clinicians who would like to use OGM for various applications in genomics but have yet to acquire an OGM system.

We have in recent years transformed our business from an instrument company to a provider of a full suite of genomic solutions. We expanded into molecular genetic clinical testing services through our August 2020 acquisition of Lineagen. We furthered our transformation through the expansion into software solutions, made possible by our October 2021 acquisition of BioDiscovery and continued with our November 2022 acquisition of Purigen bringing their leading nucleic acid isolation and purification technology to Bionano. We believe that these acquisitions, along with internal investments in research and development and the build out of our commercial teams, have positioned us well to provide solutions to our customers that we believe will make OGM the standard cytogenetic technique for structural variant analysis.

We expect to continue the cost saving initiatives previously undertaken and maintain focus on our business strategy and efforts on maximizing the utilization of OGM systems across our current installed base with less emphasis on new placements of OGM systems.

Recent Highlights

Achievement of Business Milestones in 2025

•
Released advancements in data analysis with upgrades to VIA and Solve™ software for genomic data analysis and Stratys Compute server to make analysis of OGM, microarray, and NGS data easier, faster, and more accurate.
•
The AMA established a category I CPT code for OGM for constitutional genetic disorders, which is the second category 1 CPT code established by the AMA for OGM, and is a key component OGM users may take advantage of to get reimbursement from insurance companies and other third-party payers.
•
The Centers for Medicare & Medicaid Services (CMS) established a payment determination for the category I CPT code for the use of OGM in cytogenomic genome-wide analysis to detect structural and copy number variations relative to constitutional genetic disorders and increased the payment determination for the category I CPT code for the use of OGM in cytogenomic genome-wide analysis to detect structural and copy number variations relative to hematological malignancies.
•
CMS established a reconsidered payment determination effective January 1, 2026, reflecting a 47% increase compared to payment determination in 2025 for the category I CPT code 81195, which is indicated for Cytogenomic (genome-wide) analysis for hematologic malignancies, which utilizes OGM to identify structural and copy number variants in the evaluation of blood cancers by analyzing genetic variations across the genome

Commercial Adoption of Offerings for OGM

Bionano executed on its commercialization strategy, expanded the utilization of its OGM systems and increased the amount of Bionano data generated across the globe, driving commercial momentum.

•
Grew our installed base of OGM systems to 387 as of December 31, 2025, an increase of approximately 4.3% from a total installed base of 371 as of December 31, 2024. Installed base represents the global number of OGM instruments installed at end-customer locations to perform optical genome mapping.
•
For the year ended December 31, 2025, total flowcells sold reached 30,171, a decrease of approximately 0.4% over the 30,307 flowcells sold during the year ended December 31, 2024. The OGM chip is the consumable that packages nanochannel arrays for DNA linearization. In its current form, the OGM chip can comprise - one, two or three flowcells per chip. Flowcells sold refers to the units of genome mapping consumables used for analyzing one genome, purchased by customers to process samples for optical genome mapping.

Continued to Validate the Utility of OGM for Applications in Clinical Research with Benchmarking, Scientific Publication and Adoption

Rigorous and extensive benchmarking of our OGM systems against traditional cytogenetic methods and long read sequencing has continued and these results were published and validated in several key publications, presentations and announcements including:

•
Highlighted global momentum and the effectiveness of OGM through nine studies, including oral presentations and posters, at the American Society of Human Genetics (ASHG) Meeting.
•
Multiple studies highlighting OGM utility for analysis of cancer biomarker chromoanagenesis were published in Methods in Molecular Biology.
•
A publication showing how OGM can overcome key limitations of targeted RNA-Sequencing for cytogenetic investigation in acute leukemia, representing the first comparison of OGM and RNA-sequencing in cancer.
•
A publication describing the largest single-institution study to evaluate the clinical utility of optical genome mapping across multiple hematologic malignancies.
•
Demonstrated the growing utilization of OGM with 450 peer-reviewed publications in fiscal year 2025.

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

We believe that software is necessary for genome analysis and should be the primary interface for how cytogeneticists interact with the data and report their findings. We believe the software’s ease of use, core analysis functionality and the time necessary to obtain a reportable result are the most important factors to customers when considering a platform adoption decision and that data interpretation is typically a critical bottleneck in methods of genome analysis and therefore software is a key component in the entire workflow. The majority of software solutions on the market today have been developed with NGS as the primary application with the focus on the interpretation and reporting of single nucleotide variants (“SNVs”) instead of SVs. The predecessor of our VIA software (NxClinical) was developed with copy number variants (“CNV”) as the core focus and became established as an industry leading solution for interpretation and reporting of CNVs for CMA and NGS. With the integration of OGM into our VIA software, we believe that our software is the first software solution delivering a fully integrated interpretation capability for SVs from OGM as well as seamless analysis with NGS, and that this integration will enable complementary OGM and NGS workflows through one software solution.

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

OGM was built upon four key elements:

•
Extremely long molecules for analysis (or UHMW DNA). Our OGM systems are capable of analyzing single molecules that are on average approximately 250,000 base pairs in length and can be as long as millions of base pairs. These lengths are over 1,000 times longer than the average short read length with Illumina sequencing systems and approximately 10-20 times longer than the average long read lengths with Pacific Biosciences of California (PacBio), and Oxford Nanopore systems. We believe these long read lengths overcome the inherent challenges of genome complexity and are the key to our OGM systems’ unprecedented sensitivity and specificity.

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
•
DNA labeling chemistry specifically for physical mapping. The detailed analysis of SSPs we use is also highly unique and novel. Instead of identifying the sequence of every base pair in these long fragments, we label and detect SSPs or motifs that occur universally across every genome with an average frequency of approximately one site for every few thousand base pairs. The key to our method entails introducing fluorescent tags at the sequence-specific site using highly specific and robust enzymatic chemistry along the extremely long fragments. These fragments, stretched out in nanochannels, are then directly imaged allowing us to measure the distance between labels with high accuracy. The pattern of labels detected on all these fragments can then be related to the pattern of sequence motif sites in a reference genome for comparison. Changes in the pattern indicate SV.
•
Bioinformatic tools for SV analysis. Finally, our approach includes a novel bioinformatics platform that we developed from the ground-up to take advantage of the unique benefits of our solution. It comprises proprietary algorithms for the construction of a structurally accurate physical map of the genome to assign structure. Physical maps of a test subject are then compared to a reference or other subjects in cross-mapping analysis that allows our system to detect genome wide SV, including the most complex balanced events.

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

Nucleic Acid Isolation and Purification Systems

Our nucleic acid isolation and purification system uses a novel and proprietary application of isotachophoresis (“ITP”) to isolate nucleic acid molecules in a gentle and efficient process. The process involves the gentle lysis of biological samples followed by the addition of the sample and buffer to an Ionic fluid chip. An electric field is applied to the chip and the nucleic acid is isolated in its natural, native form. Traditional methods of isolating nucleic acid, including column-based isolation and bead-based isolation, can be laborious, and result in molecules that are denatured, dehydrated and fragmented, and solutions that are contaminated and have low purity. An additional limitation of many of the traditional isolation processes is the number of cells that are required to be processed in order to obtain sufficient nucleic acid molecules for OGM analysis. Current methodologies require upwards of 1.5 million cells in order to isolate sufficient DNA for use on an OGM system. Our Ionic Purification system, employing ITP technology, addresses many of these deficiencies and yields high purity nucleic acid that is not denatured, dehydrated or fragmented. Additionally, the Ionic Purification system is capable of isolating sufficient quantities of DNA for use in OGM applications from far fewer cells in contrast to traditional methods. We believe the addition of the Ionic Purification system to the OGM workflow will provide a more efficient yield of DNA at higher quality than can be achieved with current processes.

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

Testing and Laboratory Services

Our Bionano Laboratories business offers an LDT OGM-based test for FHSD1 and has previously offered LDT OGM-based tests for hematologic malignancies and pre- and post-natal constitutional genetic disorders. Additionally, Bionano Laboratories previously offered tests that use CMA for evaluation of patients suspected of having certain genetic diseases, which is recommended by the American College of Medical Genetics and Genomics, the American Academy of Pediatrics, and the American Academy of Neurology, among other renowned societies. As the scientific, peer-reviewed literature supports the inclusion of OGM-based testing, the coding entities such as the Centers for Medicare & Medicaid Services (“CMS”) and the American Medical Association (“AMA”) would need to adopt the proper procedural codes to allow for insurance reimbursement of new testing methodologies before they become mainstream clinical diagnostic instruments. Importantly, OGM is expected to be able to detect full mutations consistent with fragile X syndrome, which is another front-line test for children, especially males, with autism spectrum disorder and intellectual disability. Bionano Laboratories may in the future determine to bring one or more of the aformentioned tests or other OGM-based tests to the market.

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

Our Commercial Offerings

Our OGM Systems and Consumables

We develop and market the Saphyr system and the Stratys system. Each system is a complete sample-to-result solution for SV analysis by OGM that empowers comprehensive genome analysis and facilitates a deeper understanding of genetic variation and function. We believe these systems are capable of addressing the needs for SV analysis because they are:

•
Highly sensitive. We believe these systems are the most sensitive detector of SV larger than 500 base pairs currently on the market.
•
Cost effective. The consumables cost per genome, at an average of approximately $500, can be less than the combination of standard techniques and well below both short-read and long-read WGS at a depth of 160x coverage.
•
Scalable and fast. Relative to traditional techniques, these systems have demonstrated up to a 75% reduction in turnaround time for analysis of acute lymphoblastic leukemia (“ALL”) subjects when used instead of karyotyping, FISH and MLPA. Additionally, the Stratys system is a higher throughput system designed to meet the needs of medium and high-volume labs and offers up to 4 times the throughput of a Saphyr system.

The OGM Instruments

The OGM instruments are each single-molecule imagers that include high performance optics, automated sample loading based on machine learning algorithms and computational hardware and control software. The instrument’s high-performance optics simultaneously image DNA linearized in hundreds of thousands of nanochannels. The instrument’s control interface is the user’s primary control center to design and monitor experiments as they occur in real time. The computational hardware is responsible for the secondary processing of the image data being produced on the instruments. The Saphyr instrument is currently capable of analyzing up to 4,000 human genomes per year at 100x coverage. Since the end of 2022 we have been selectively placing our higher through-put instrument, the Stratys instrument, which is currently capable of analyzing up to 13,500 human genomes per year at 100x coverage, with certain customers.

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

Testing and Laboratory Services

Our Bionano Laboratories business offers OGM based RUO testing to researchers, biotech and pharmaceutical companies, and others seeking OGM data. Bionano Laboratories also offers one OGM-based LDT.

•
OGM-DxTM FSHD is a test intended for individuals suspected of having FSHD type 1.

Bionano Laboratories previously offered OGM-based LDTs and molecular genetic clinical testing services for individuals demonstrating clinical presentations consistent with NDDs, including ASDs and other disorders of childhood development, but began phasing out the offering of these products beginning December 31, 2024, including:

•
OGM-DxTM HemeOne is a test that detects SVs defined by professional & medical guidelines as cytogenomic targets that aid in the diagnosis, prognosis, and therapeutic management of individuals with hematologic malignancies;
•
OGM-DxTM Postnatal Whole Genome SV is an assay that detects SVs across the genome and provides comprehensive testing;
•
OGM-DxTM Prenatal Whole Genome SV is an assay that detects SVs across the genome and provides comprehensive testing for most common and rare chromosomal abnormalities for prenatal indications;
•
FirstStepDx PLUS is a CMA designed to identify an underlying genetic cause in individuals with autism spectrum disorder, developmental delay, and intellectual disability;
•
Fragile X syndrome (“FXS”) testing is designed to detect individuals (both males and females) with FXS, as well as carriers of the condition; and
•
NextStepDx PLUS is a whole exome sequencing test designed to identify genetic variants that are associated with disorders of childhood development.

Market Opportunity

According to MarketsandMarkets and our own internal estimates, the worldwide market for genomics products and services is expected to reach approximately $85.1 billion by 2030, up from approximately $44.5 billion in 2024, representing a compound annual growth rate of 12.6%.

We expect to see OGM adoption in cytogenomics, in discovery research and in cell and gene therapy applications. Within cytogenetics and molecular pathology, we estimate that there are approximately 10,000 cytogenetic labs on a worldwide basis (excluding India and developing countries). We estimate that these labs analyze approximately 10.0 million samples per year. Additionally, we estimate that approximately 1,400 pharmaceutical and biotech companies are engaged in research and development of various cell therapies that rely on methods, including cytogenetics. Based on these estimates, we believe the economic potential for OGM in these markets is approximately $10.0 billion annually, $3.0 billion of which we attribute to cell and gene therapy applications. We believe there are additional potential future market opportunities for OGM to streamline workflows, reduce the number of technologies required to deliver results, lower costs, and improve findings in the broader pathology market across multiple subdisciplines including newborn screening, population genomics, and neurological and cardiological risk assessment which are not included in our estimates above. Additionally, we believe the market for our platform-agnostic software solution, which can be used in next-generation sequencing and microarray data analysis, includes the clinical NGS market which The Business Research Company has estimated at approximately $4.1 billion in 2025 and predicted would grow to approximately $8.2 billion in 2029, representing a compound annual growth rate of 18.8%.

We believe there are three areas of the genomics market that are driving demand for the OGM systems today:

•
Consolidation of traditional cytogenetics techniques in two applications - constitutional genetic disease and cancer. To provide a robust clinical analysis, cytogenetic assays detect SVs that are linked to specific diseases or therapeutic responses. The technologies used for detecting SVs are expensive and involve cumbersome workflows with relatively limited ability to scale to higher volumes or more complex testing panels. Sequencers tend not to be used for cytogenetics due to their inability to reliably detect SVs. Cytogenetics laboratories are beginning to adopt OGM systems as a more effective, scalable and efficient approach to finding the SVs causative to constitutional genetic diseases and cancer. For this segment, an OGM system can be used as the sole tool for providing comprehensive and accurate detection of all classes of SVs and enable clinically relevant calls without the need for any sequencing or legacy cytogenetic technology. We estimate that labs analyze approximately 1.7 million constitutional genetic disease samples per year and approximately 8.3 million cancer samples per year.
•
Cell and gene therapy applications. An important part of cell and gene therapy applications is to ensure that genomic modifications did not introduce any SVs into the cell population. Our OGM systems have been used by researchers to evaluate the ability of OGM to detect SVs that may impact cellular stability. Several studies have been published showing the OGM can be used to evaluate cellular stability. We believe that cell and gene therapy is an emerging market opportunity and could be up to $3.0 billion annually with the potential for approximately 2.4 million samples per year analyzed.

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

Our strategy to achieve this goal includes:

•
Demonstrate that our OGM systems are a superior alternative to traditional techniques in constitutional genetic disorders and hematologic malignancy applications. Optical genome mapping has demonstrated superior detection sensitivity for all classes of SVs relative to karyotyping, FISH and CMA in numerous peer-reviewed publications over the past several years and offers benefits of improved assay success rates, faster time to result and a lower total cost. The value proposition and competitive differentiation for OGM in cytogenetics market is exceptionally strong with an immediate opportunity to digitize legacy microscope techniques (karyotyping) with a superior approach using an OGM system.
•
Accelerate broad reimbursement for OGM and establish it as the SOC in guidelines by professional medical societies. We have previously invested in 3 multicenter clinical studies for postnatal, prenatal and hematologic malignancies analyses relative to SOC. The studies progressed and resulted in 4 multi-site peer-reviewed publications. The programs were designed to build the necessary evidence to establish reimbursement and to pave the way for inclusion in professional society guidelines to advance SOC. We are no longer investing in these programs. The AMA issued a category 1 CPT code for OGM in constitutional genetic disorders (code 81354) which was priced by the Clinical Laboratory Fee Schedule (“CLFS”) and effective Jan 1, 2026. Additionally, the CLFS for the existing category 1 CPT code for OGM in heme malignancies (code 81195) was increased effective Jan 1, 2026.
•
Support the publication of findings with OGM by our customers beyond the more than 1,800 papers published to date. To date, our customers have published over 1,800 papers showcasing the clinical and translational research advancements enabled by OGM. Since the first publication in 2010, the annual volume of research featuring data from our OGM systems has steadily increased. Notably, more than 75% of these 1,400+ peer-reviewed and preprint papers have been published since 2021, with 24% appearing in 2025 alone. We remain committed to fostering and supporting our customer base, driving further growth in the number of publications leveraging our technology. We believe these publications are highly impactful as they address SVs in areas of significant unmet medical need, including rare and undiagnosed pediatric diseases, neurological and muscular disorders, developmental delays, acute and chronic leukemias, lymphomas, myelomas, and applications in cell and gene therapy.
•
Continue to innovate our products and technologies. We designed our OGM systems to accommodate performance enhancements without the need for replacement of the entire instrument. For example, hardware upgrades and new consumables may be made available to purchase by customers. We intend for these performance enhancements to be delivered on a regular basis. In addition, we periodically make available software upgrades to customers through download. We expect to continue developing and refining our technologies to improve the ease of use of our OGM systems and enable our existing installed systems to meaningfully increase sample throughput and sensitivity and specificity of SV detection. The Saphyr system images DNA at a rate of approximately 205 gigabase pairs (“Gbp”) per hour, and the Stratys system images between 530 and 820 Gbp per hour.
•
Partner with industry-leading companies and laboratories to expand adoption in clinical markets. We intend to establish additional collaborations with customers to help drive validating studies and expand partnership efforts with clinical diagnostic companies to commercialize LDTs in the U.S. as well as LDTs and approved tests outside the U.S.
•
Complement NGS with OGM in translational, applied and discovery research markets. In addition to the three areas of the genomics market that we believe are driving demand for the OGM systems today, we believe the combination of NGS and OGM can provide the most comprehensive and cost-effective analysis of genome variants from SNVs to whole chromosomes. NGS is capable of measuring genome variants below 500 bp while OGM bridges the gap by enabling detection of all SVs above 500 bp to reveal more answers and resolve previously unresolved cases from using NGS alone. There are over 15,000 NGS instruments installed globally and our vision is for each of these sequencers to be complemented with an OGM system to provide a more comprehensive picture of the genome for more discoveries, publications and translation into molecular genetics.

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

Bionano Laboratories is focused on offering its OGM-based LDT and OGM testing services. Its commercial staff is located in North America. The sales and marketing efforts were targeted primarily at specialty pediatricians, including pediatric neurologists, medical geneticists, and developmental and behavioral pediatricians. Bionano Laboratories also targeted general pediatricians with large numbers of patients. Their managed care efforts were directed to establishing contracts and/or credentialing with private and governmental insurance carriers that provide coverage for patients with

ASD and other forms of NDDs. During 2024, Bionano Laboratories phased out the offering of the ASD and NDD LDTs and is now focused on offering solely their OGM-based LDTs.

Instruments

Our first Stratys instruments were manufactured in-house; however, we will eventually be moving manufacturing of the Stratys instrument to the same third-party medical device manufacturer that manufactures our Saphyr instrument. Complete instruments are shipped by the manufacturer to us for final quality control testing. Upon completion, we ship directly to our customers’ locations globally either from our San Diego headquarters or from our third-party managed distributions center in Europe, or, in the case of certain systems sold in the Asia-Pacific region. Installation of, and training on, our products is provided by our employees in the markets where we conduct direct sales, and by distributors in those markets where we operate with distributors.

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

Bionano Laboratories offers diagnostic testing services with an OGM-based LDT for FHSD1 and OGM-based testing services for research applications offered to third parties at its San Diego facility. During 2024, Bionano Laboratories phased out the offering of the non-OGM-based LDT tests and during 2025 phased out the offering of OGM-based LDT tests for hematological malignancies and pre- and postnatal constitutional genetic disorders.

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

Agreements for the Manufacture of Our Chip Consumables

We have engaged multiple third-party manufacturers to manufacture our chip consumables used in our OGM systems and provide engineering services to us. These third-parties have no obligation to manufacture our chip consumables without a purchase order. The prices and fees we pay are established in our agreements with these manufacturers. Our agreements with these manufacturers allow for purchases through individual purchase orders or through entering into long-term commitments.

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

We have developed a global patent portfolio that includes more than 125 issued patents across approximately 30 patent families that are either owned or exclusively licensed. The owned and licensed patent families contain issued patents and pending applications that relate to devices, systems, and methods for macromolecular analysis, isolation and purification of molecules, genetic testing, computer software systems and reflect our active and ongoing research programs.

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
•
Registration of the establishments where the devices are produced and listing of the devices with the FDA;
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

On May 6, 2024, the FDA published a final rule on the regulation of LDTs which amends the FDA’s regulations to make explicit that LDTs are IVDs and regulated as devices under the FDCA. Under this final rule, over the course of four years FDA would phase out its general enforcement discretion approach to LDTs and begin enforcing requirements for premarket review and marketing authorization and compliance with certain elements of the QSR, registration and listing, medical device reporting, labeling, and corrections and removals reporting. However, in March 2025 the U.S. District Court for the Eastern District of Texas vacated this final rule which stopped the implementation of the LDT final rule’s phaseout. We cannot be certain whether the FDA will seek to implement similar or other rules that would impact LDTs. In the event such rules are implemented or other policy decisions are made, we may be required to conduct clinical trials prior to continuing to sell our existing LDTs.

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

Laboratories that purchase certain of our OGM products and perform clinical diagnostic testing are also subject to extensive regulation under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), requiring clinical laboratories to meet specified standards in areas such as personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. In December 2024, CMS finalized significant updates to CLIA regulations, including, among other things, increases to CLIA fees and revisions to personnel qualification, proficiency testing and enforcement requirements, which became fully effective in late 2024 and 2025 and may increase the compliance burden on clinical laboratories that use our products. Adverse interpretations of current CLIA regulations or future changes in CLIA regulations could have an adverse effect on sales of any affected products. Moreover, if we decide to operate our own clinical testing laboratory with respect to our OGM products, such clinical testing would require compliance with CLIA. If, in the future, we operate our own clinical laboratory to perform clinical diagnostic testing with respect to our OGM products, such activities would become subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and its corresponding regulations, as well as additional federal and state laws that impose a variety of fraud and abuse prohibitions on healthcare providers, including clinical laboratories.

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

In the U.S., molecular pathology tests have multiple options for reimbursement coding. Current Procedural Terminology (“CPT”) codes developed by the American Medical Association (“AMA”), can be assigned to new products through applying for either a Proprietary Laboratory Analysis (“PLA”) code or through applying for a category 1 CPT code. It is also an option to use an unlisted molecular pathology code such as 81479. There are several PLA codes on the Medicare Clinical Lab Fee Schedule (“CLFS”) for OGM-based tests as of January 1, 2024. In June 2024 the AMA established a category 1 CPT code for use of OGM in cytogenomic genome-wide analysis to detect structural and copy number variations related to hematological malignancies, which became effective January 1, 2025. Additionally, in May 2025 the AMA established a category 1 CPT code for use of OGM in cytogenomic genome-wide analysis to detect structural and copy number variations related to constitutional genetic disorders, which became effective January 1, 2026. Also, CMS, through its Medicare contractors, can write coverage determinations for molecular testing through their LCD process. Private health plans often follow CMS coverage and reimbursement guidelines to a substantial degree, and it is difficult to predict what CMS will decide with respect to the coverage and reimbursement of any products or services our customers try to commercialize.

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

The General Data Protection Regulation (“GDPR”), which applies to all EU member states, also applies to some of our operations. The GDPR is discussed in more detail elsewhere in this report. The GDPR applies not only to organizations within the EU, but also applies to organizations outside of the EU that offer goods or services to EU data subjects or that process or hold personal data of EU data subjects. Additionally, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR (“UK GDPR”), which, together with the amended United Kingdom Data Protection Act 2018 and subsequent reforms such as the Data (Use and Access) Act 2025, retains the GDPR in the UK national law. Both the GDPR and the UK GDPR regulations specify potential liabilities for certain data protection violations, and we anticipate that it will result in a greater compliance burden for us as we conduct our business in the EU. Fines for non-compliance can range from the greater of 2% of annual global revenues or €10 million, up to the greater of 4% of annual global revenues or €20 million. The GDPR is discussed in more detail under the heading “International Regulations” below.

Reimbursement and Billing

Reimbursement and billing for diagnostic services is highly complex. Laboratories must bill various payors, such as private third-party payors, including managed care organizations, and state and federal health care programs, such as Medicare and Medicaid, and each may have different billing requirements. Additionally, the audit requirements Bionano Laboratories must meet to ensure compliance with applicable laws and regulations, as well as our internal compliance policies and procedures, add further complexity to the billing process. Other factors that complicate billing include:

•
variability in coverage and information requirements among various payors;
•
patient financial assistance programs;
•
missing, incomplete or inaccurate billing information provided by ordering physicians;
•
billings to payors with whom we do not have contracts;
•
disputes with payors as to which party is responsible for payment; and
•
disputes with payors as to the appropriate level of reimbursement.

Depending on the reimbursement arrangement and applicable law, the party that reimburses us for our services may be:

•
a third-party who provides coverage to the patient, such as an insurance company or managed care organization;
•
a state or federal healthcare program; or
•
the patient.

Presently, approximately 50% of the diagnostic service revenue for Bionano Laboratories is paid by private third-party payors.

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

International Regulations

We market some of our tests outside of the United States and are subject to foreign regulatory requirements governing laboratory licensure, human clinical testing, use of tissue, privacy and data security, and marketing approval for our tests. These requirements vary by jurisdiction, differ from those in the United States and may require us to implement additional compliance measures or perform additional pre-clinical or clinical testing. For example, the In Vitro Diagnostic Medical Devices (2017/746/EU) (“IVDR”) has replaced the existing In Vitro Diagnostic Medical Devices Directive (98/79/EC) (“IVDD”) in the EU. The IVDR was published in May 2017, marking the start of an initial five-year period of transition from the IVDD. During the transitional period the IVDR came into force gradually, starting with the provisions related to the designation of Notified Bodies and the ability of manufacturers to apply for new certificates under the IVDR. The transitional period was set to end on May 26, 2022, the “Date of Application” of the IVDR but has since been extended to December 31, 2027 for Class D devices, December 31, 2028 for Class C devices, and December 31, 2029 for Class B and Class A sterile devices. The EU has also implemented the GDPR, which requires us to meet new and more stringent requirements regarding the handling of personal data about EU residents. In many countries outside of the United States, coverage, pricing and reimbursement approvals are also required. We are also required to maintain accurate information on and control over sales and distributors’ activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, as amended (“FCPA”) its books and records provisions and its anti-bribery provisions.

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

Further, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The Inflation Reduction Act of 2022 (“IRA”) also eliminates the coverage gap under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In addition, on April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed into law, which, among other things, significantly altered the payment methodology under the Medicare CLFS. PAMA requires certain laboratories performing clinical diagnostic laboratory tests to report to CMS the amounts paid by private payors for laboratory tests. Beginning on January 1, 2018, CMS has begun using reported private payor pricing to periodically revise payment rates under the CLFS. Based on current law, between January 1, 2025 and March 31, 2025, applicable laboratories were required to report on data collected during January 1, 2019 and June 30, 2019, which CMS is using to determine 2025 to 2027 CLFS rates. Congress and CMS have repeatedly delayed and modified PAMA’s reporting and rate-settling schedules, and may enact further changes, which could reduce reimbursement for certain clinical laboratory tests and adversely affect demand for our diagnostic services or those of our customers.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services. In addition, sales of our tests outside of the U.S. will subject us to foreign regulatory requirements, which may also change over time.

Human Capital Management

As of December 31, 2025, we had a total of 97 employees, 95 of whom were full-time employees and 2 of whom were part-time employees. As of December 31, 2025, of our 97 employees, 81 were located in the U.S. and 16 were employed outside the U.S. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.

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

Since our inception, we have incurred recurring net losses and we expect that our losses will continue for the foreseeable future. We incurred net losses of $26.4 million and $112.0 million, and used cash in operations of $16.3 million and $68.9 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $719.6 million. We cannot predict if we will be profitable in the near future or at all. Our past acquisitions have increased our expenses and we expect that any future acquisitions of businesses, assets, products or technologies would further increase our expenses, which may result in additional losses. We also expect our stock-based compensation expense to increase in future periods, reflecting the issuance of additional equity awards. In addition, we incur significant legal, accounting and other expenses as a result of being a public company and are therefore required to comply with additional disclosure and compliance requirements. These factors, among others, will make it hard for us to achieve and sustain profitability. We may also incur significant losses in the future for a number of other reasons, many of which are beyond our control, including the level of market acceptance of our products, the introduction of competitive products and technologies, our future product development efforts, our market penetration and our margins, as well as the other risks described below.

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

Since inception, we have experienced recurring operating losses and negative cash flows from operating activities, and have significant accumulated deficit. We expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. We believe that with receipt of the net proceeds from our registered direct offerings in April 2024, July 2024, October 2024 and January 2025, from our September 2025 Offering, from our ATM Agreement and from the transaction pursuant to that certain securities purchase agreement dated May 24, 2024 and amended on December 31, 2024, between us and certain accredited investors and JGB Collateral LLC, as collateral agent for the investors (the “JGB Purchase Agreement”) and the restructuring of redemption terms for our debt instruments in January 2025, together with the Company’s existing cash and, cash equivalents and short-term investments, and after taking into account inaccessible “restricted cash” under the terms of the transaction under the JGB Purchase Agreement, based on the Company’s current business plans we will be able to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. See Note 9 and 10 (Debt and Stockholders’ Equity and Stock-Based Compensation) in the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report for a further discussion of our recent debt and equity financings. Our existing cash and cash equivalents and short-term investments will not be sufficient for us to achieve cash-flow break even and we expect to need to seek additional capital based on favorable market conditions or strategic considerations alternatives in the future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. As a result, our financial statements include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We will continue to seek to raise additional capital, but without sufficient additional financing in the near term we will not be able to continue as a going concern, we may have to reorganize or liquidate our business and may receive less than the value at which those assets are carried on our consolidated financial statements, further curtail planned operations or cease operations entirely and wind down our business. Any of these could materially and adversely affect our liquidity, financial condition and business prospects and, as a result, our investors may lose all or a part of their investment. In light of our existing cash and cash equivalents and our current obligations, such a liquidation or disposition process may occur subject to bankruptcy protections, which may further reduce the value that we may receive for our assets. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. From time to time, the board of directors maintains a strategy committee to work with the Company and outside advisors in evaluating our options and considering alternatives that we believe will maximize stakeholder value, including any of the following or a combination thereof: debt financing, equity investments, combinations with other companies, or the sale of all or part of the Company. There can be no assurances that any transactions will be available to us or completed and if we are not able to raise sufficient additional capital in the near term to fund our operations, we may seek relief available under applicable insolvency laws. We do not intend to make further announcements regarding this process unless and until the board of directors approves a specific transaction or otherwise determines that further disclosure is appropriate.

Our ability to raise capital may be limited by applicable laws and regulations.

Using a shelf registration statement on Form S-3 to raise additional capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. However, our ability to raise capital using a shelf registration statement may be limited by, among other things, SEC rules and regulations. Under SEC rules and regulations, if our public float (the market value of our common stock held by non-affiliates) is less than $75.0 million, then the aggregate market value of securities sold by us or on our behalf under our Form S-3 in any 12-month period is limited to an aggregate of one-third of our public float. As our public float is currently less than $75.0 million, we are currently subject to this limitation. If our ability to utilize a Form S-3 registration statement for a primary offering of our securities continues to be limited to one-third of our public float, we may need to conduct an offering pursuant to an exemption from registration under the Securities Act or under a Form S-1 registration statement, which would increase the cost of raising additional capital relative to utilizing a Form S-3 registration statement and may be subject to delays in effectiveness due to review by the SEC.

Our corporate cost saving initiatives and the associated headcount reductions we announced in 2023 and 2024 could disrupt our business, and may not achieve our intended objectives.

In 2023 and 2024, we undertook a series of cost saving initiatives intended to decrease expenses and maintain a streamlined organization to support key programs and customers, and that are expected to conserve cash. These initiatives primarily related to the Company’s efforts on the current installed base of OGM systems with less emphasis on new placements of OGM systems and more emphasis on ensuring customers are able to maximize their utilization of the OGM systems and included a reduction in force. These initiatives may be disruptive to our operations and there is no guarantee that they will achieve the intended benefits. For example, our headcount reductions could yield unanticipated consequences and costs, such as increased difficulties in implementing our business strategy due to the loss of institutional knowledge and expertise, reduced strength of our sales force and marketing efforts, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while certain positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives, including restricting the strength of our sales force and marketing efforts, due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. Moreover, any employee litigation related to the headcount reductions could be costly and prevent management from fully concentrating on the business. In addition, Bionano Laboratories’ phase out of the offering of certain testing services related to neurodevelopmental disorders (“NDDs”), including autism spectrum disorders (“ASDs”), and other disorders of childhood development effective as of December 31, 2024 could have a negative impact on our cash flow, financial conditions or results of operations. In 2023, these products generated approximately $7.0 million of our overall $36.1 million in revenues. The revenue from these products in 2024 was immaterial, and there was no revenue from these products in 2025. Further, our reduction in personnel through these headcount reductions and voluntary attrition could limit our ability to segregate responsibility for certain accounting and related treasury functions within our organization.

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

We are an early commercial-stage company and have a limited commercial history. Our limited commercial history may make it difficult to evaluate our current business and, especially when combined with the other risk factors listed in this section, makes predictions about our future success or viability subject to significant uncertainty. For example, in past years we significantly grew our headcount through acquisitions of other businesses and, the expansion of our sales, marketing and research and development teams, and, more recently, have undertaken several rounds of reductions to our work force and the discontinuation of certain product offerings, all of which have resulted in significant fluctuations in our operating costs in a manner not historically reflected in our consolidated financial statements. Because our business model has evolved over time and may continue to evolve, this has impacted the composition and concentration of our revenues, and which may continue to change in the future. These changes in revenue and expenses, among others, may make it difficult to evaluate our current business, assess our future performance relative to prior performance and accurately predict our future performance. We have encountered in the past, and will continue to encounter in the future, risks and difficulties frequently experienced by early commercial-stage companies, including those associated with scaling up our infrastructure, increasing and decreasing the size of our organization, integrating acquired businesses and implementing cost saving initiatives. If we do not address these risks successfully, or if our assumptions regarding these risks and uncertainties are incorrect or change over time, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be materially and adversely affected.

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

Our operating results have varied in the past. In addition to other risk factors listed in this section, some of the important factors that, alone or together, may cause fluctuations in our quarterly and annual operating results include:

•
adoption of our OGM solutions and our OGM systems, Ionic Purification system or successor systems;
•
the rate of utilization of consumables by our customers;
•
our successful creation of an end-to-end solution for OGM;
•
execution on our commercial and reimbursement strategy involving Bionano Laboratories;
•
customer demand for our software solutions, including VIA software, and future software solutions developed through this platform;
•
the position of our DNA isolation business in genome analysis space and customer demand for our Ionic Purification system;
•
the timing of customer orders and payments and our ability to recognize revenue;
•
reductions in or other difficulties relating to staffing, capacity, shutdowns or slowdowns of laboratories and other institutions in our customer base, such as reduced or delayed investment in new technologies or spending on products, technologies or consumables;
•
differences in purchasing patterns across our customer base, including potential differences in consumables spending between earlier adopters of our technologies and more recent customers and variances in rates of increase of consumables spending following new technology purchases;
•
geopolitical and macroeconomic developments, such as international conflicts, potential future disruptions in access to bank deposits or lending commitments due to bank failures, global pandemics, inflation, increased cost of goods, supply chain issues, international trade policies (including trade protection measures, such as tariffs, sanctions and other trade barriers), changes in monetary and fiscal policy, United States political developments and global financial market conditions;
•
our ability to successfully integrate new personnel, technology and other assets that we may acquire into our company;
•
any cost saving and restructuring initiatives and our ability to successfully maintain our business operations and customer support at historic levels;
•
the timing of the introduction of new systems, products, technologies, system and product enhancements and services;
•
changes in governmental funding of life sciences research and development or other changes that impact budgets, budget cycles or seasonal or other spending patterns of our customers;
•
future accounting pronouncements or changes in our accounting policies; and
•
the outcome of any current or future litigation or governmental investigations involving us or other third parties with whom we do business.

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

We may not achieve substantial growth rates in future periods. In particular as part of our cost saving plans we have also made a change in our business strategy and refocused our efforts on the current installed base of OGM systems with less emphasis on new placements of OGM systems and more emphasis on ensuring customers are able to maximize their utilization of the OGM systems. Investors should not rely on our operating results for any prior periods as an indication of our future operating performance. To effectively manage any future growth, we must continue to maintain and enhance our financial, accounting, manufacturing, customer support and sales administration systems, processes and controls, and to integrate such systems, processes and controls into our acquired businesses. Failure to effectively manage any future growth could lead us to over-invest or under-invest in development, operational and administrative infrastructure; result in weaknesses in our infrastructure, systems, or controls; give rise to operational mistakes, losses, loss of customers, productivity or business opportunities; and result in loss of employees and reduced productivity of remaining employees.

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

Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts of cash in order to continue the commercialization of our products and technologies, fund our research and development programs, and execute potential strategic transactions. In connection with the preparation of our financial statements for the year ended December 31, 2025, we performed an analysis of our ability to continue as a going concern and based on our current business plan, we believed that our existing cash and cash equivalents and short-term investments would not be sufficient for the next twelve months from the issuance of the consolidated financial statements included in this Annual Report and, accordingly, there continued to be substantial doubt about our ability to continue as a going concern within 12 months of the issuance of such financial statements. Our ability to execute our operating plan depends on our ability to generate sales and obtain additional funding through equity offerings, debt financings or potential licensing and collaboration arrangements. For example, we will need to raise substantial additional capital if we intend to:

•
maintain and expand our sales and marketing efforts to further commercialize our products, technologies and services and address competitive developments;
•
maintain and expand our research and development efforts to improve our existing products, technologies and services and develop and launch new products, technologies and services, particularly if any of our products, technologies and services are deemed by the FDA to be medical devices or otherwise subject to additional regulation by the FDA;
•
pursue a regulatory path with the FDA, or a regulatory body outside the United States, to market our existing RUO products or new products utilized for diagnostic purposes;
•
lease additional facilities or build-out existing facilities to grow our inventory and research and development;
•
further expand our operations within or outside the United States;
•
enter into collaboration arrangements, if any, or in-license products and technologies;
•
acquire or invest in complementary businesses or assets; and

•
add operational, financial and management information systems.

Our future funding requirements will be influenced by many factors, including:

•
the cost of integrating our acquired businesses or of acquiring future businesses;
•
market acceptance of our products, technologies and services, and the variability in costs to achieve such acceptance;
•
the cost and timing of establishing additional sales, marketing and distribution capabilities;
•
the cost of our research and development activities;
•
our ability to satisfy any outstanding or future debt obligations;
•
high interest rates;
•
supply chain disruptions;
•
the success of our existing distribution and marketing arrangements and our ability to enter into additional arrangements in the future;
•
the effects of geopolitical or macroeconomic developments, including sanctions, recent and, potential future disruptions in access to bank deposits or lending commitments due to bank failures, international trade policies (including trade protection measures, such as tariffs, sanctions and other trade barriers), changes in monetary and fiscal policy, United States political developments and global pandemics; and
•
the effect of competing technological and market developments.

As of December 31, 2025, we had $3.0 million in cash and cash equivalents, $16.3 million in short-term investments, and $10.3 million in restricted cash and short-term investments.

We received net proceeds of approximately $9.3 million after deducting placement agent fees and offering expenses, from the issuance and sale of our securities in an April 2024 registered direct offering; net proceeds of approximately $9.3 million after deducting placement agent fees and offering expenses, from the issuance and sale of our securities in a July 2024 registered direct offering; net proceeds of approximately $2.7 million after deducting placement agent fees and offering expenses, from the issuance and sale of our securities in an October 2024 registered direct offering and net proceeds of approximately $9.3 million after deducting placement agent fees and offering expenses, from the issuance and sale of our securities in a January 2025 registered direct offering, and net proceeds of approximately $9.2 million after deducting placement agent fees and offering expenses, from the issuance and sale of our securities in a September 2025 Offering. Based on our current business plans, we believe the net proceeds from such financings together with our existing cash and cash equivalents and short-term investments, and after taking into account inaccessible “restricted cash and restricted investments” under the terms of the JGB Purchase Agreement, and that certain settlement and amendment, dated December 31, 2024, with certain accredited investors and JGB (the “Debentures Amendment”), will be sufficient to fund our operating expenses and capital expenditure requirements into at least the first quarter of 2027. Nevertheless, our existing cash and cash equivalents and short-term investments, will not be sufficient for us to achieve cash-flow break even and we expect to need to seek additional capital in the near future.

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

Global economic conditions have been challenging, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of ongoing geopolitical or macroeconomic developments. If these conditions persist or worsen, we could experience an inability to access additional capital. If we do not have, or are not able to obtain, sufficient funds, we will have to delay, reduce or eliminate significant portions of our development and commercialization efforts related to our technologies and products, any of which could, among other things, negatively impact our revenue opportunities. For example, in September 2024, we decided to focus our efforts on the current installed base of OGM systems with less emphasis on new placements of OGM systems and more emphasis on ensuring customers are able to maximize their utilization of the OGM systems. As a result, we may experience a reduction in our future product revenue. Bionano Laboratories’ phase out of the offering of certain testing services related to OGM-Dx, NDDs, including ASDs, and other disorders of childhood development could also have a negative impact on our cash flow, financial conditions or results of operations. We also may have to further reduce marketing, customer support or other resources devoted to our products or technologies or cease operations entirely. Any of these factors could have a material adverse effect on our financial condition, operating results and business. Any of the foregoing could significantly harm our business, prospects, financial condition and results of operation and could cause the price of our securities to decline. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to conduct our strategic operations.

Servicing the Debentures requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our obligations under the Debentures or our other permitted indebtedness.

Our ability to make scheduled payments of principal or default interest, if any, or to refinance the Debentures or our other permitted indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. As of December 31, 2025, we had aggregate principal amount outstanding under the Debentures of $10.3 million. Notwithstanding the Debentures Amendment pursuant to which we agreed to modify certain terms of the Debentures, including to: reduce the maximum monthly redemption payable to investors from $1.0 million to $0.5 million from January 2025 to July 2025 and increase the maximum monthly redemption payable to investors from $1.0 million to $1.4 million beginning in August 2025 until the Debentures are repaid in full, our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the Debentures or our other permitted indebtedness. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Following July 31, 2025, we may only prepay the Debentures in full without the consent of the holders under certain circumstances, and our ability to refinance the Debentures or our other permitted indebtedness will also depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Debentures or our other indebtedness. As of December 31, 2025, there is substantial doubt about our ability to continue as a going concern and servicing the Debentures continues to impact our cash flow and liquidity.

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

Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and adverse geopolitical and macroeconomic developments, including without limitation inflation, potential future disruptions in access to bank deposits or lending commitments due to bank failures, slowing growth, high interest rates and the risk of a recession, international conflicts, and international trade policies (including trade protection measures, such as tariffs, sanctions and other trade barriers), changes in monetary and fiscal policy, United States political developments and other sources of instability. A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, although inflation rates have been recently declining, particularly in the United States, they remain at elevated levels compared to the recent years. Continuing high inflation rates may result in decreased demand for our products and services, increases in our operating costs (including our labor costs), prolonged unemployment, reduced liquidity and has limited and may continue to limit our ability to access credit or otherwise raise capital on acceptable terms, if at all. Risks of a prolonged economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy, regardless of the reason for the decline, could also strain our suppliers, possibly resulting in supply disruption. For example, higher energy prices in Europe are causing an increase in cloud computing expenses, which impacts the cost for us and our partners. Any actual or perceived disruption in our product distribution channel could alter customer buying decisions, prompting customers to delay or cancel their orders, which would negatively impact our sales revenue and could harm our reputation.

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

As of December 31, 2025, we had federal and state tax net operating loss carryforwards of $531.2 million and $199.9 million, respectively. The federal tax loss carryforwards include $489.6 million that do not expire, but utilization of such tax loss carryforwards is limited to 80% of our taxable income. The remaining federal tax loss carryforwards of $41.6 million begin to expire in 2027. Our state tax loss carryforwards began to expire in 2026 and will continue to expire. As of December 31, 2025, we also had federal and California research credit carryforwards of $7.3 million and $10.6 million, respectively. The federal research credit carryforwards begin to expire in 2027. The California research credits carry forward indefinitely.

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

The Company performed an ownership change analysis pursuant to Section 382 of the Code and identified that ownership changes occurred on various dates that will limit the Company’s ability to utilize its net operating loss and R&D credit carryforwards. Based on the analysis, the Company’s deferred tax assets related to the tax attributes that will expire unused as a result of the ownership change limitations have been adjusted as of December 31, 2023, and were further adjusted as of December 31, 2024, with related valuation allowance disclosed above. As a result of limitations arising from the prior ownership changes, $29.3 million of federal and $4.6 million of California net operating loss carry-forwards were removed from the inventory of deferred tax assets. In addition, $5.9 million of federal R&D tax credits were removed from the deferred tax assets as of December 31, 2024. Further, the Company’s deferred tax assets associated with such tax attributes could be significantly reduced upon a future ownership change within the meaning of Section 382 of the Code. In addition, at the state level, there may be periods during which the use of net operating losses and certain tax credits are suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 27, 2024, California Senate Bill 167 was enacted, which imposes limits for certain taxpayers on the usability of California state net operating losses and certain California state tax credits in tax years beginning on or after January 1, 2024, and before January 1, 2027.

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

Although we believe that our current assays and our planned future assays represent a promising commercial opportunity, our products or assays may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to further establish a market for our products and diagnostic assays and build that market through physician education, awareness programs and the publication of clinical trial results. Gaining acceptance in medical communities requires, among other things, publications in leading peer-reviewed journals of results from studies using our current products, assays and services and/or our planned future products, assays and services. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have future studies published or studies published in peer-reviewed journals, or the publication of other studies in peer-reviewed journals that contradict our previously published studies, could limit the adoption of our current products, assays and services and our planned future products, assays and services. For example, during 2024, we phased out the offerings of Bionano Laboratories of certain testing services related to NDDs, including ASDs, and other disorders of childhood development and in 2025 we phased out the offerings of several of our OGM-based testing services under the OGM-Dx brand. Revenues associated with these testing services were immaterial in 2024 and 2025.

Our ability to successfully market the products and diagnostic assays that we have developed, and may develop in the future, will depend on numerous factors, including:

•
conducting clinical utility studies of such assays in collaboration with key thought leaders to demonstrate their use and value in important medical decisions such as treatment selection;
•
whether our current or future partners, vigorously support our offerings;
•
the success of our sales efforts;
•
whether healthcare providers believe such diagnostic assays provide clinical utility;
•
whether the medical community accepts that such diagnostic assays are sufficiently sensitive and specific to be meaningful in patient care and treatment decisions;
•
our ability to continually source raw materials, shipping kits and other products that we sell or consume in our manufacturing process that are of sufficient quality and supply;
•
our ability to continue to fund planned sales and marketing activities; and
•
whether private health insurers, government health programs and other third-party payors will adopt our current and future assays in their guidelines, or cover such diagnostic assays and, if so, whether they will adequately reimburse us.

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
•
changes in the regulatory environment;
•
scientists’ and customers’ opinions of the utility of new products, technologies or services;

•
reductions in or other difficulties relating to, among other things, staffing, capacity, shutdowns or slowdowns of laboratories and other institutions as well as other impacts stemming from various geopolitical and macroeconomic developments, such as international conflicts and related sanctions, potential future disruptions in access to bank deposits or lending commitments due to bank failures, international trade policies (including trade protection measures, such as tariffs, sanctions and other trade barriers), changes in monetary and fiscal policy, United States political developments and global pandemics.
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
•
allocate our research and development funding to products and technologies with higher growth prospects;
•
anticipate and respond to our competitors’ development of new products and technological innovations;
•
innovate and develop new technologies and applications, including software applications, and acquire or obtain rights to third-party technologies that may have valuable applications in the markets we serve;
•
our ability to successfully market our products;
•
successfully commercialize new technologies in a timely manner, price them competitively and manufacture and deliver sufficient volumes of new products of appropriate quality on time; and
•
customers’ willingness to adopt new technologies.

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

If we do not successfully improve the performance and reliability of our products and technologies, our financial results could be adversely affected.

We face risks associated with improving the performance and reliability of our products and technologies. If we encounter development or manufacturing challenges or discover deficiencies in our products and technologies that we are unable to remedy, our customers may limit or stop the use of our products and technologies, and it may be difficult to gain broader acceptance of our products with new customers, which could adversely affect our business or financial condition.

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
•
the time and cost of maintaining and growing a specialized sales, marketing and service force; and
•
the fact that our sales, marketing and service force may be unable to execute successful commercial activities.

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

As part of our growth strategy, we have acquired and may continue to acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses or assets. We may not be able to locate or make suitable acquisitions on acceptable terms, and future acquisitions may not be effectively and profitably integrated into our business. Our failure to successfully complete the integration of any business or assets that we acquire could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. Integration challenges may include the following:

•
disruption in our relationships with our pre-acquisition customers, distributors or suppliers, or in the relationships of our acquired businesses with their pre-acquisition customers, distributors or suppliers, as a result of such a transaction;
•
unanticipated expenses and liabilities related to acquired companies or assets;

•
disputes with the seller(s) of any acquired companies or assets or litigation with the seller(s) or third parties resulting from acquired companies or assets;
•
difficulties integrating acquired personnel, technologies, operations and legal compliance obligations into our existing business;
•
diversion of management time and focus from operating our business to acquisition integration challenges;
•
increases in our expenses and reductions in our cash available for operations and other uses;
•
possible write-offs or impairment charges relating to acquired businesses or assets;
•
difficulties developing and marketing new products, technologies and services or integrating new products, technologies and services into our commercial plan;
•
entering markets in which we have limited or no prior experience; and
•
coordinating our efforts throughout various localities and time zones.

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

In addition, we may not achieve the revenues, growth prospects and synergies expected from these recent acquisitions, and any such benefits we do achieve may not offset our increased costs, resulting in an impairment of goodwill or other assets that were acquired. For example, we further impaired all of the Purigen and Lineagen intangible assets in 2024. For any future acquisitions, we may similarly be unable to achieve revenue, growth prospects and synergies in a manner consistent with our expectations. Our failure to do so could adversely affect our business, operating results and financial condition.

The size of the markets for our products and technologies may be smaller than we estimate, and new markets may not develop as quickly as we expect, or at all, limiting our ability to successfully sell our products and technologies.

The market for our OGM-based products and technologies is evolving, making it difficult to predict with any accuracy the market opportunity for our current and future products and technologies. Our estimates of the total addressable market for our current and future products and technologies are based on a number of internal and third-party estimates and assumptions. Both our current market opportunity estimates for cytogenomics and discovery research and our potential future market opportunity estimates for the broader pathology market, including newborn screening, population genomics, neurological and cardiological risk assessment, and for cell bioprocessing quality control, are forward-looking statements and are subject to significant risks and uncertainties. While these were prepared in good faith, we cannot provide assurances as to future results or events because these estimates are dependent in part on, among other things, anticipated demand for OGM instruments, complementary capabilities of OGM and NGS, and expected consumption of chips and sample prep and labeling kits. In particular, these estimates are based on current and projected selling prices for instruments and consumables, each of which is subject to change over time and may be drastically affected without warning due to matters outside of our control, including geopolitical and macroeconomic developments.

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

We currently rely on a single contract manufacturer to manufacture and supply all of our OGM-based instruments and our Ionic Purification instruments. In addition, we rely on a limited number of contract manufacturers to manufacture and supply all of our chip consumables. Since our contracts with these manufacturers do not commit them to supply quantities beyond the amounts included in our purchase orders, and do not commit them to carry inventory or make available any particular quantities, these contract manufacturers may give other customers’ needs higher priority than ours, and we may not be able to obtain adequate supplies in a timely manner or on commercially reasonable terms. If any of these manufacturers were to be unable to supply our OGM-based instruments, Ionic Purification instruments or chip consumables, our business would be harmed.

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

Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including war, fire, earthquake, power loss, communications failure, terrorism, burglary, public health crises (including restrictions that may result from various geopolitical and macroeconomic developments, or other events, which may make it difficult or impossible for us to perform our testing services for some period of time or to receive and store samples. The inability to perform tests or to reduce the backlog of sample analysis that could develop if one or both of our facilities become inoperable, for even a short period of time, may result in the loss of revenue, loss of customers or harm to our reputation, and we may be unable to regain that revenue, those customers or repair our reputation in the future. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters and man-made disasters or other sudden, unforeseen and severe adverse events.

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

During the years ended December 31, 2025 and 2024, approximately 63% and 64%, respectively, of our revenue was generated from customers located outside of the United States. We believe that a substantial percentage of our future revenue will continue to come from international sources as we maintain our existing overseas operations and aim to develop opportunities in additional areas. We have limited experience operating internationally and engaging in international business involves a number of difficulties and risks, including:

•
required compliance with existing and changing foreign regulatory requirements and laws;
•
difficulties and costs of staffing and managing foreign operations;
•
difficulties protecting or procuring intellectual property rights;
•
required compliance with anti-bribery laws, such as the U.S. FCPA, data privacy and security requirements, labor laws and anti-competition regulations;
•
export or import restrictions, including customs charges;
•
laws and business practices favoring local companies;
•
longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•
political and economic instability;
•
potentially adverse tax consequences; and
•
international trade policies (including trade protection measures, such as tariffs, sanctions, bureaucratic requirements and other trade barriers).

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

In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive personal data, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, (the “CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA allows for fines for noncompliance and allows private litigants affected by certain data breaches to recover significant statutory damages. While these laws exempt some personal data processed in the context of clinical trials, these developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties with whom we work. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. The continued expansion of these laws, and potential future federal privacy legislation, may increase our compliance costs, require changes to our products, services and data practices, and expose us to heightened enforcement and litigation risk if we are alleged to be non-compliant.

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
•
reputation among customers and key opinion leaders;
•
innovation in product offerings;

•
flexibility, scalability and ease of use; and
•
compatibility with existing laboratory processes, tools and methods.

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

In addition, in March 2024, the SEC adopted climate-related disclosure rules and subsequently stayed their effectiveness pending judicial review; in 2025, the SEC voted to end its defense of those rules while litigation in the U.S. Court of Appeals for the Eighth Circuit remains pending, creating continued uncertainty regarding the scope and timing of any mandatory SEC climate-related reporting requirements. Even if the SEC’s climate rules are modified, delayed or ultimately set aside, we may be subject to climate-related disclosure obligations under existing SEC guidance, state and foreign laws and voluntary frameworks, and any actual or perceived shortfalls in our climate-related disclosures or risk management could expose us to enforcement actions, shareholder litigation, reputational harm and increased compliance costs.

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

Several factors make the billing process complex, including:

•
differences between the billing rates and reimbursement rates for our products;

•
compliance with complex federal and state regulations related to billing government healthcare programs, including Medicare, Medicaid and TRICARE;
•
risk of government audits related to billing;
•
disputes among payors as to which party is responsible for payment;
•
differences in coverage and information and billing requirements among payors, including the need for prior authorization and/or advanced notification;
•
the effect of patient co-payments or co-insurance and our ability to collect such payments from patients;
•
changes to billing codes used for our products;
•
changes to requirements related to our current or future clinical studies, including our registry studies, which can affect eligibility for payment;
•
ongoing monitoring provisions of LCDs for our products, which can affect the circumstances under which a claim would be considered medically necessary;
•
incorrect or missing billing information; and
•
the resources required to manage the billing and claims appeals process.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 16, 2022, President Biden signed the IRA into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the coverage gap under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In addition, on April

1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed into law, which, among other things, significantly altered the payment methodology under the Medicare Clinical Laboratory Fee Schedule, or CLFS. PAMA requires certain laboratories performing clinical diagnostic laboratory tests to report to CMS the amounts paid by private payors for laboratory tests. Such reporting has been subject to numerous delays. Beginning on January 1, 2018, CMS has begun using reported private payor pricing to periodically revise payment rates under the CLFS. Based on current law, between January 1, 2025 and March 31, 2025, applicable laboratories were required to report on data collected during January 1, 2019 and June 30, 2019, which CMS is using to determine 2025 to 2027 CLFS rates. Congress and CMS have repeatedly delayed and modified PAMA’s reporting and rate‑setting schedules, and may enact further changes, which could reduce reimbursement for certain clinical laboratory tests and adversely affect demand for our diagnostic services or those of our customers.

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

Our operations are subject to various federal and state fraud and abuse laws, including, without limitation, the federal and state anti-kickback statutes and false claims laws. These laws may impact, among other things, our sales and marketing and education programs, and our financial and business relationships with health care professionals. The laws that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute (the “AKS”), which prohibits, among other things, any person or entity from knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term ‘‘remuneration’’ has been broadly interpreted to include anything of value. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, however these are drawn narrowly. Additionally, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA;
•
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
•
federal civil and criminal false claims laws and civil monetary penalty laws, such as the FCA, which can be enforced by private citizens through civil qui tam actions, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented false, fictitious or fraudulent claims for payment or approval by the federal government, including federal health care programs, such as Medicare and Medicaid, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;
•
EKRA prohibits payments for referrals to recovery homes, clinical treatment facilities, and laboratories. EKRA’s reach extends beyond federal health care programs to include private insurance (i.e., it is an “all payor” statute). For purposes of EKRA, the term “laboratory” is defined broadly and without reference to any connection to substance use disorder treatment. The law includes a limited number of exceptions, some of which closely align with corresponding federal Anti-Kickback Statute exceptions and safe harbors, and others that materially differ;
•
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
•
HIPAA, as amended by HITECH, and their implementing regulations, which imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, individuals or entities that perform services for them that involve individually identifiable health information as well as their covered subcontractors;
•
state laws that prohibit other specified practices, such as billing physicians for tests that they order or providing tests at no or discounted cost to induce physician or patient adoption; insurance fraud laws; waiving coinsurance, co-payments, deductibles, and other amounts owed by patients; billing a state Medicaid program at a price that is higher than what is charged to one or more other third-party payors employing, exercising control over or splitting professional fees with licensed professionals in violation of state laws prohibiting fee splitting or the corporate practice of medicine and other professions;
•
federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•
the prohibition on reassignment of Medicare claims, which, subject to certain exceptions, precludes the reassignment of Medicare claims to any other party;
•
state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; and
•
federal, state, local and foreign laws that govern the data privacy and security of health information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related personal data, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

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

We rely on patent protection as well as trademark, copyright, trade secret and other intellectual property rights protection and contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We have developed a global patent portfolio that includes more than 125 issued patents across approximately 30 patent families that are either owned or exclusively licensed. The owned and licensed patent families contain issued patents and pending applications that relate to devices, systems, and methods for macromolecular analysis, isolation and purification of molecules, genetic testing, computer software systems and reflect our active and ongoing research programs. We also were the assignee of more than 50 pending patent applications in and outside the United States. If we fail to protect and/or maintain our intellectual property, third parties may be able to compete more effectively against us, we may lose our technological or competitive advantage, and/or we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property.

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
•
other parties may independently develop similar or alternative products and technologies or duplicate any of our products and technologies, which can potentially impact our market share and revenue, regardless of whether intellectual property rights are successfully enforced against these other parties;

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
•
we take efforts to enter into agreements with employees, consultants, collaborators, and, as applicable, advisors to confirm ownership and chain of title in intellectual property rights. However, an inventorship or ownership dispute could arise that may permit one or more third parties to practice or enforce our intellectual property rights, including possible efforts to enforce rights against us;
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
•
whether and the extent to which our technologies and processes infringe any intellectual property of the licensor that is not subject to the licensing agreement;
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
•
abandon any product or service alleged or held to infringe, or redesign our products or technologies or processes to avoid potential assertion of infringement;
•
pay substantial damages including, in exceptional cases, treble damages and attorneys’ fees, which we may have to pay if a court decides that the product or proprietary technology at issue infringes upon or violates the third-party’s rights;
•
pay substantial royalties or fees for, or grant cross-licenses to, our technology; or
•
defend litigation or administrative proceedings that may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

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

•
others may be able to develop and/or use technologies that are similar to our technologies or aspects of our technologies but that does not cover the claims of any our patents or patents that may issue from our patent applications or those we license;
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

Our stock price has been and may continue to be volatile. The daily closing market price, and intra-day prices, for our common stock has varied significantly in the last 12 months.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time. The market price of our common stock may be influenced by many factors, including but not limited to:

•
our commercial progress in marketing and selling our genome analysis systems, including sales and revenue trends;
•
changes in laws or regulations applicable to our systems;

•
adverse developments related to our laboratory facilities;
•
increased competition in the diagnostics services industry;
•
changes in the structure or funding of research at academic and governmental research institutions, as well as pharmaceutical, biotechnology and contract research companies, including changes that would affect their ability to purchase our products, consumables and technologies;
•
the failure to obtain and/or maintain coverage and adequate reimbursement for our Bionano Laboratories products and diagnostic assays and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement;
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
•
announcements of significant acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•
our ability to effectively manage our growth;
•
the size and growth, if any, of our targeted markets;
•
the failure or discontinuation of any of our product development and research programs;
•
actual or anticipated variations in quarterly operating results;
•
our cash position;
•
our failure to meet the estimates and projections of the investment community and securities analysts or that we may otherwise provide to the public;
•
publication of research reports about us or our industries or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•
changes in the market valuations of similar companies;
•
overall performance of the equity markets;
•
issuances of debt or equity securities;
•
sales of our securities by us or our stockholders in the future;
•
trading volume of our securities;
•
changes in accounting practices;
•
ineffectiveness of our internal controls;
•
data breaches of our company, providers, vendors or customers;
•
regulatory or legal developments in the United States and other countries;

•
disputes or other developments relating to proprietary rights, including our ability to adequately protect our proprietary rights in our technologies;
•
significant lawsuits, including patent or stockholder litigation;
•
natural disasters, infectious diseases, conflict, including the ongoing military international conflicts and the related sanctions, civil unrest, epidemics or pandemics, outbreaks, resurgences or major catastrophic events;
•
general political and economic conditions, including potential future disruptions in access to bank deposits or lending commitments due to bank failures;
•
our cost saving initiatives announced in 2023 and 2024; and
•
other events or factors, many of which are beyond our control.

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

In March 2021, we entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) which provides for the sale, in our sole discretion, of shares of our common stock having a maximum aggregate offering price of up to $350.0 million through or to Cowen, acting as sales agent or principal, which we amended in March 2023 to decrease the maximum aggregate offering price to $200.0 million for sales made on and after the date of the amendment (the “Cowen ATM”). In January 2025, we sold approximately 0.1 million shares of common stock (as adjusted for the reverse stock split) under the Cowen ATM for gross proceeds of approximately $1.9 million before deducting offering costs. On February 4, 2025, the Company provided notice of its termination, effective February 14, 2025, of the Cowen ATM. On February 21, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”). From February 24, 2025 to December 31, 2025, the Company sold approximately 3.0 million shares of common stock under the ATM Agreement for gross proceeds of approximately $9.2 million before deducting offering costs.

Further, the exercise of the Registered Warrants (as defined below) issued in the October 2023 offering (as amended in February 2024 and as defined below) will dilute the ownership interests of existing stockholders to the extent we deliver shares upon exercise of the Registered Warrants. In addition, the existence of the Debentures and Registered Warrants may encourage short selling by market participants because the conversion of the Debentures and exercise of the Registered Warrants could be used to satisfy short positions, or anticipated conversion of the Debentures or exercise of the Registered Warrants into shares of our common stock could depress the price of our common stock. In addition, we issued shares of our common stock in connection with our acquisitions of Lineagen and BioDiscovery. We also issued shares of our common stock in connection with the April 2024 registered direct offering pursuant to which we agreed to issue and sell to certain institutional investors (i) an aggregate of approximately 109,000 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of approximately 37,000 shares of common stock and (iii) warrants to purchase up to approximately 146,000 shares of common stock (in each case, as adjusted for the reverse stock split). Additionally, we issued shares of our common stock in connection with the July 2024 registered direct offering pursuant to which we agreed to issue and sell to certain institutional investors (i) an aggregate of approximately 195,000 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of approximately 97,000 shares of common stock and (iii) warrants to purchase up to approximately 584,000 shares of common stock (in each case, as adjusted for the reverse stock split). In connection with the October 2024 registered direct offering, we agreed to issue and sell to certain institutional investors (i) an aggregate of approximately 165,000 shares of common stock and (ii) warrants to purchase up to approximately 330,000 shares of common stock (in each case, as adjusted for the reverse stock split). In connection with the January 2025 registered direct offering, we agreed to issue and sell to certain institutional investors (i) an aggregate of approximately 382,000 shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of approximately 280,000 shares of common stock, and (iii) warrants to purchase up to approximately 661,000 shares of common stock (in each case, as adjusted for the reverse stock split). In connection with the September 2025 Offering, we issued and sold an aggregate of (i) 4.925 million shares of common stock, (ii) pre-funded warrants to purchase up to an aggregate of 75,000 shares of common stock, (iii) Series E warrants to purchase up to an aggregate of 5.0 million shares of common stock, and (iv) Series F warrants to purchase up to an aggregate of 5.0 million shares of common stock.

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

In order to provide persons who have a responsibility for our management and/or growth with additional incentive, to increase their proprietary interest in our success, and to support and increase our ability to attract and retain individuals of exceptional talent, we maintain multiple equity incentive plans. As of December 31, 2025, we had outstanding equity awards underlying those plans accounting for 0.2 million underlying shares. The total number of shares of our common stock available for the grant of awards under these plans is 14,000, 1,000 and 35,000 for our 2018 Equity Incentive Plan, as amended, 2018 Employee Stock Purchase Plan and 2020 Inducement Plan, as amended, respectively, subject to adjustment, including pursuant to automatic “evergreen” increases in certain of our plans. We may also adopt one or more additional employee equity benefit plans in the future. The issuance of shares under an employee equity benefit plan may result in substantial dilution to the interests of other stockholders. Accordingly, the issuance of shares under current or future employee equity benefit plans will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

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

In addition, as of the date of this Annual Report, we have filed registration statements on Form S-8 under the Securities Act registering the issuance of an aggregate of approximately 788,000 shares of common stock (as adjusted for the reverse stock split) subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. We also intend to file future registration statements on Form S-8 under the Securities Act registering the issuance of additional shares of common stock, including because the number of shares that may be issued under certain employee equity benefit plans automatically increase as a result of the operation of certain “evergreen” provisions in our equity plans. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options, and the restrictions of Rule 144 in the case of our affiliates. Further in connection with the Private Placement completed in October 2023, we filed a Form S-3 to enable the purchasers to resell the shares underlying the Private Placement Notes and the Private Placement Warrants (as defined in Note 9 (Debt) to our consolidated financial statements). Following the redemptions in February and May 2024, the High Trail Private Placement Notes and the High Trail Registered Notes have been canceled. However, the purchaser retains the Private Placement Warrants to purchase up to approximately 113,000 shares of our common stock (as adjusted for the reverse stock split). Further, in connection with the April 2024 registered direct offering, we issued and sold, among other things, warrants to purchase approximately 146,000 shares of our common stock (as adjusted for the reverse stock split); in connection with the July 2024 registered direct offering, we issued and sold, among other things, warrants to purchase approximately 584,000 shares of our common stock (as adjusted for the reverse stock split) following stockholder approval; in connection with the October 2024 registered direct offering, we issued and sold, among other things, warrants to purchase approximately 330,000 shares of our common stock (as adjusted for the reverse stock split) following stockholder approval; in connection with the January 2025 registered direct offering, we issued and sold, among other things, warrants to purchase approximately 661,000 shares of our common stock (as adjusted for the reverse stock split) following stockholder approval; and in connection with the September 2025 Offering, we issued and sold, among other things, warrants to purchase approximately 10.0 million shares of our common stock.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•
any derivative action or proceeding brought on our behalf;
•
any action asserting a breach of fiduciary duty;
•
any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; and
•
any action asserting a claim against us that is governed by the internal-affairs doctrine.

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

From time to time, the board of directors maintains a strategy committee to work with the Company and outside advisors in evaluating our options and considering alternatives that we believe will maximize stockholder value. We may devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize stockholder value. In addition, management continues to monitor and explore strategic alternatives as the opportunities arise. Despite management devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that any strategic review process will result in us pursuing any transaction or that we will be able to successfully consummate any particular strategic transaction on attractive terms, on a timely basis, or at all. For example, certain types of strategic transactions may require third-party consents, such as stockholder approval, which could be difficult or costly to obtain. Our board of directors has not approved any definitive course of action. Additionally, there can be no assurance that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any cash distributions to our stockholders.

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

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the equity securities of life sciences and biotechnology companies. These broad market fluctuations may cause the market price of our ordinary shares to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharma companies have experienced significant stock price volatility in recent years. In addition, the expansion and increasing complexity of disclosure expectations in areas such as cybersecurity, climate and other ESG matters and, potentially, AI and data privacy, including evolving SEC rules and guidance and state and foreign requirements, increase the judgment involved in preparing our SEC filings, and any alleged deficiencies or inconsistencies in these disclosures could heighten our exposure to securities class actions, derivative lawsuits and regulatory investigations. Even if we are successful in defending claims that may be brought in the future, such litigation could result in substantial costs and may be a distraction to our management and may lead to an unfavorable outcome that could adversely impact our financial condition and prospects.

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

We have not experienced any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, the Company’s business, results of operations or financial condition.

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

ITEM 2. PROPERTIES

We lease an aggregate of approximately 24,494 square feet of office, laboratory, and manufacturing space in one building at our headquarters in San Diego, California, with the lease originally expiring on December 31, 2025, and later amended to December 31, 2030.

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

Common Stock Holders

As of March 19, 2026, there were approximately 23 holders of record of our common stock. Certain shares of our common stock are held in “street” name and thus the actual number of beneficial owners of such shares is not known or included in the foregoing number.

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

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. All dollar amounts and share counts presented below have been rounded to the nearest thousand and, thus are approximate. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and expected financial results, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Forward-Looking Statements” and the risks described in Part I, Item 1A Risk Factors and elsewhere in this Annual Report.

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

We expect to see OGM adoption in cytogenomics, in discovery research and in cell and gene therapy applications. Within cytogenetics and molecular pathology, we estimate that there are approximately 10,000 cytogenetic labs on a worldwide basis (excluding India and developing countries). We estimate that these labs analyze approximately 10.0 million samples per year. Additionally, we estimate that approximately 1,400 pharmaceutical and biotech companies are engaged in research and development of various cell therapies that rely on methods, including cytogenetics. Based on these estimates, we believe the economic potential for OGM in these markets is approximately $10.0 billion annually, $3.0 billion of which we attribute to cell and gene therapy applications. We believe there are additional potential future market opportunities for OGM to streamline workflows, reduce the number of technologies required to deliver results, lower costs, and improve findings in the broader pathology market across multiple subdisciplines including newborn screening, population genomics, and neurological and cardiological risk assessment which are not included in our estimates above. Additionally, we believe the market for our platform-agnostic software solution, which can be used in next-generation sequencing and microarray data analysis, includes the clinical NGS market which The Business Research Company has estimated at approximately $4.1 billion in 2025 and predicted would grow to approximately $8.2 billion in 2029, representing a compound annual growth rate of 18.8%.

Recent Highlights

Commercial Adoption of Offerings for OGM Systems

In executing on our commercialization strategy, we expanded the utilization of our OGM systems (our Saphyr system and our Stratys system) and:

•
Grew our installed base to 387 as of December 31, 2025, an increase of approximately 4.3% from a total installed base of 371 as of December 31, 2024. Installed base represents the global number of OGM instruments installed at end-customer locations and therefore having the technology to process OGM.

•
Sold 30,171 flowcells in the year ended December 31, 2025, a decrease of approximately 0.4% from 30,307 flowcells sold in the same period of 2024. The OGM cartridge is the consumable that packages nanochannel arrays for DNA linearization. In its current form, the OGM cartridge can comprise one, two or three flowcells per cartridge. Flowcells sold refers to the units of genome mapping consumables used for analyzing one genome, purchased by customers to process samples for optical genome mapping.

Macroeconomic and Geopolitical Developments

We are subject to additional risks and uncertainties as a result of adverse geopolitical and macroeconomic developments, such as recent and potential future bank failures, the ongoing international conflicts, related sanctions, any effects of global pandemics and uncertain market conditions, including inflation and supply chain disruptions, and international trade policies (including trade protection measures, such as tariffs, sanctions and other trade barriers), changes in monetary and fiscal policy, United States political developments and other sources of instability, which have not had a material impact on our business and financial results to date, but could result in a material impact to our business or financial results in the future. Additionally, we have experienced a slowdown in our Asia Pacific business, including as a result of headwinds in the region, which negatively impacted our manufacturing partners who are reliant on government funding. While our manufacturing partners in the Asia Pacific region have obtained some approvals from the National Medical Products Administration, and are waiting on more, we do not anticipate that the funding headwinds will change in the near term.

We closely monitor and comply with various applicable guidelines and legal requirements in the jurisdictions in which we operate. In the past, we have experienced supply chain challenges, attributable to such adverse geopolitical and macroeconomic developments including increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. During the year ended December 31, 2025, we did not experience material increases in our supply chain costs, but we may experience such increases in future fiscal periods. We expect our costs to remain high for the foreseeable future. As global economic conditions recover, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. For instance, product demand may be reduced due to an economic recession, a decrease in corporate capital expenditures, prolonged unemployment, high inflation rates, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic developments, or any similar negative economic condition. These negative effects could have a material impact on our operations, business, earnings, and liquidity.

Recent Developments

During 2025, the Company operated under an agreement with its instrument contract manufacturer under which it made weekly deposits for future inventory purchases that began in April 2025 and continued through November 21, 2025. Total payments in 2025 were $1.9 million. The payments created a deposit for inventory Bionano purchased above the 2025 minimum order quantity and guaranteed the availability of certain raw materials previously purchased by the contract manufacturer to build instruments. See Note 11 (Commitments and Contingencies - Purchase Commitments) in the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report for additional information.

Financial Overview

Revenue

We generate product revenue from sales of our OGM and Ionic Purification systems and consumables, which includes our instruments, and our VIA software. VIA software is our replacement to our NxClinical software. Like NxClinical, VIA has a simple integrated workflow for visualization, interpretation and reporting of NGS and microarray data. VIA additionally incorporates OGM data to that workflow creating a standard software tool for use across molecular pathology and cytogenomics applications. We currently sell our systems for research use only applications and our customers are primarily laboratories associated with academic and governmental research institutions, academic and commercial clinical laboratories, as well as pharmaceutical, biotechnology and contract research companies. In addition, we provide instruments to certain customers at no cost under our reagent rental program, and the customers agree to purchase minimum quantities of consumables. Consumable revenue consists of sales of reagents and chips necessary to process a sample. Sales of our VIA software, which provides customers with solutions for analysis, interpretation and reporting of genomics data, are made on a subscription basis. We generate service revenue from the sale of diagnostic testing services through Bionano Laboratories, as well as services performed related to customer sample evaluations using an OGM system. Other revenue consists of warranty and other service-based revenue, including support, repair and maintenance services.

The following table presents our revenue for the periods indicated:

	Years Ended December 31,
	2025	2024
Product revenue	$26,743,000	$27,008,000
Service and other revenue	1,765,000	3,768,000
Total	$28,508,000	$30,776,000

The following table reflects total revenue by geography and as a percentage of total revenue, based on the billing address of our customers. Americas consists of North America and South America. EMEA consists of Europe, the Middle East and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, India and Australia.

	Years Ended December 31,
	2025		2024
	$	%	$	%
Americas	$12,180,000	42.7%	$13,649,000	44.3%
EMEA	14,108,000	49.5%	14,234,000	46.3%
Asia Pacific	2,220,000	7.8%	2,893,000	9.4%
Total	$28,508,000	100%	$30,776,000	100%

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

Results of Operations

We have incurred losses in each year since our inception. Our net loss was $26.4 million and $112.0 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $719.6 million.

We expect to continue to incur significant expenses and operating losses as we:

•
continue our sales and marketing efforts to maintain sales of our existing products;
•
continue research and development efforts to improve our existing products;
•
enter into collaboration arrangements, if any;
•
maintain operational, financial and management information systems; and
•
incur increased costs as a result of operating as a public company.

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

Comparison of the Years Ended December 31, 2025 and 2024

The following table sets forth our results of operations for the years ended December 31, 2025 and 2024:

	Years Ended December 31,		Period-to-Period Change
	2025	2024	$	%
Revenues:
Product revenue	$26,743,000	$27,008,000	$(265,000)	(1)%
Service and other revenue	1,765,000	3,768,000	(2,003,000)	(53)%
Total revenue	28,508,000	30,776,000	(2,268,000)	(7)%
Cost of revenue:
Cost of product revenue	14,429,000	28,449,000	(14,020,000)	(49)%
Cost of service and other revenue	894,000	1,947,000	(1,053,000)	(54)%
Total cost of revenue	15,323,000	30,396,000	(15,073,000)	(50)%
Research and development	11,374,000	24,803,000	(13,429,000)	(54)%
Selling, general and administrative	35,150,000	51,855,000	(16,705,000)	(32)%
Intangible assets and other long-lived assets impairment	—	19,683,000	(19,683,000)	(100)%
Restructuring costs	—	8,022,000	(8,022,000)	(100)%
Total operating expenses	46,524,000	104,363,000	(57,839,000)	(55)%
Loss from operations	(33,339,000)	(103,983,000)	70,644,000	(68)%
Other income (expenses):
Interest income	1,111,000	2,101,000	(990,000)	(47)%
Other income (expenses)	5,900,000	(10,102,000)	16,002,000	(158)%
Total other income (expenses)	7,011,000	(8,001,000)	15,012,000	(188)%
Loss before income taxes	(26,328,000)	(111,984,000)	85,656,000	(76)%
Provision for income taxes	(67,000)	(33,000)	(34,000)	103%
Net loss	$(26,395,000)	$(112,017,000)	$85,622,000	(76)%

Revenue

	Years Ended December 31,		Period-to-Period Change
	2025	2024	$	%
Instruments	$6,363,000	$8,043,000	$(1,680,000)	(21)%
Consumables	13,970,000	12,773,000	1,197,000	9%
Software	6,410,000	6,192,000	218,000	4%
Total product revenue	26,743,000	27,008,000	(265,000)	(1)%
Services and other	1,765,000	3,768,000	(2,003,000)	(53)%
Total revenue	$28,508,000	$30,776,000	$(2,268,000)	(7)%

Total revenue decreased by $2.3 million, or 7%, to $28.5 million for the year ended December 31, 2025, as compared to $30.8 million for the same period in 2024, driven primarily by a decrease in service and other revenue.

Instrument revenue decreased by $1.7 million, or 21%, to $6.4 million for the year ended December 31, 2025, as compared to $8.0 million for the year ended December 31, 2024, due to a decrease in the number of OGM and Ionic® instruments sold. For the year ended December 31, 2025, our installed base grew to 387 OGM systems compared to the 371 OGM systems for the year ended December 31, 2024, which represented a 4% increase year-over-year as compared to a 14% year-over-year increase in the prior year. In September 2024, we announced a change in our business strategy to focus on driving utilization and adoption of OGM from our existing installed base, with less emphasis on new placements of our OGM systems. We expected that this change in strategy would slow the pace of our instrument revenue growth when compared to historical growth rates, and we anticipate that the reduced pace will continue into 2026.

Consumables revenue increased by $1.2 million, or 9%, to $14.0 million for the year ended December 31, 2025, as compared to $12.8 million for the year ended December 31, 2024. The increase is primarily driven by an increase in average selling price of flowcells sold, partially offset by certain supply constraints due to manufacturing delays in the fourth quarter of 2025.

Software revenue increased by $0.2 million, or 4%, to $6.4 million for the year ended December 31, 2025, as compared to $6.2 million for the year ended December 31, 2024. The increase is primarily attributed to an increase in the number of VIA software licenses sold.

Service and other revenue decreased by $2.0 million, or 53%, to $1.8 million for the year ended December 31, 2025, as compared to $3.8 million for the year ended December 31, 2024. The decrease was primarily due to the discontinuation of certain clinical service offerings from Bionano Laboratories effective March 2024. These clinical service offerings from Bionano Laboratories contributed $1.7 million in revenue for the year ended December 31, 2024 and were fully phased out. No comparable revenue was recorded in 2025.

Cost of Revenue, Gross Profit, and Gross Margin

	Years Ended December 31,		Period-to-Period Change
	2025	2024	$	%
Cost of revenue:
Cost of product revenue	14,429,000	28,449,000	(14,020,000)	(49)%
Cost of service and other revenue	894,000	1,947,000	(1,053,000)	(54)%
Total cost of revenue	15,323,000	30,396,000	(15,073,000)	(50)%

Gross profit (loss):
Product	$12,314,000	$(1,441,000)	$13,755,000	(955)%
Service and other	871,000	1,821,000	(950,000)	(52)%
Total gross profit	$13,185,000	$380,000	$12,805,000	3370%

Gross margin:
Product	46%	(5)%
Service and other	49%	48%
Total gross margin	46%	1%

Cost of product revenue decreased by $14.0 million, or 49%, to $14.4 million for the year ended December 31, 2025, compared to $28.4 million for the year ended December 31, 2024. The decrease was primarily attributable to the absence in 2025 of $9.8 million of inventory-related charges recorded in 2024, consisting of $7.2 million for excess and obsolete Saphyr and other instrument spare parts and $2.6 million related to underutilized reagent rentals. The decrease also reflects lower instrument sales, partially offset by higher consumable sales. We expect cost of product revenue to vary with sales volume and product mix.

Cost of service and other revenue decreased $1.1 million, or 54%, to $0.9 million for the year ended December 31, 2025, compared to $1.9 million for the year ended December 31, 2024. The decrease was primarily due to the discontinuation of certain clinical service offerings from Bionano Laboratories effective March 2024. These services were fully phased out by December 31, 2024 and no comparable costs were incurred in 2025.

Product gross profit increased by $13.8 million, or 955%, to $12.3 million for the year ended December 31, 2025, compared to a gross loss of $(1.4) million for the year ended December 31, 2024. The improvement was primarily driven by the non-recurrence of the 2024 inventory-related charges described above and a higher proportion of consumable and software sales.

Service and other gross profit decreased by $1.0 million, or 52%, to $0.9 million for the year ended December 31, 2025, compared to $1.8 million for the year ended December 31, 2024, primarily reflecting the discontinuation of certain clinical service offerings.

Research and Development (“R&D”) Expenses

R&D expenses decreased by $13.4 million, or 54%, to $11.4 million for the year ended December 31, 2025, as compared to $24.8 million for the same period in 2024. The decrease was primarily due to decreases of $8.7 million in salaries, wages and benefits driven by headcount reductions announced in 2024 and a decrease of $2.2 million in professional and consulting fees, including decreases in costs incurred to support clinical research studies, development of the Stratys system, foundry expenses, and cloud computing. Lastly, in 2025 we reduced internal consumption of inventory, materials and supplies by $1.6 million and we reduced information technology and rent and facility costs by $0.3 million.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses decreased by $16.7 million, or 32%, to $35.2 million for the year ended December 31, 2025, as compared to $51.9 million for the same period in 2024. The decrease was primarily due to a $12.6 million decrease in salaries, wages and benefits driven by headcount reductions in 2024; a $8.7 million decrease in professional and consulting fees which is primarily marketing, software, and legal expenses; a $1.3 million decrease in information technology and rent and facility costs; a $1.4 million decrease in depreciation and amortization; a $2.5 million decrease in the losses on disposal of property and equipment recorded; a $0.9 million decrease in travel and entertainment; and a $0.4 million change in the gain on lease modification. These decreases were offset by a $10.9 million gain recorded on the fair value of the contingent consideration due for the Purigen milestones during the same period in 2024 as compared to no gain recorded for the year ended December 31, 2025.

Intangible Assets and Other Long-lived Assets Impairment

The Company recognized no impairment losses on intangible assets and other long-lived assets during the year ended December 31, 2025, as compared to $19.7 million for the same period in 2024. These 2024 losses were due to our restructuring initiatives and change in business strategy announced in 2024. See Note 2 (Summary of Significant Accounting Policies) to our consolidated financial statements included elsewhere in this Annual Report for further discussion on the impairment charges that were recorded during the period.

Restructuring Costs

The Company had no expenses that were classified as restructuring costs during the year ended December 31, 2025, as compared to $8.0 million during the same period in 2024. These 2024 restructuring costs were the result of our cost saving initiatives.

Interest Income

Interest income decreased by $1.0 million, or 47%, to $1.1 million for the year ended December 31, 2025, as compared to $2.1 million for the same period in 2024 resulting from a reduction in investments offset by higher returns.

Other Income (Expense)

Other income was $5.9 million for the year ended December 31, 2025, compared to other expense of $10.1 million for the year ended December 31, 2024. The year-over-year change was primarily attributable to the following:

•
Financing-related items: In 2024, we recorded $10.9 million of losses related to debt transactions, including a $1.9 million loss on issuance of the JGB Debentures, $1.7 million of related debt issuance costs, and a $7.3 million loss on extinguishment of the JGB Debentures. These losses did not recur in 2025. In addition, 2024 included a $4.0 million net gain on extinguishment of the High Trail Note and Purchase Option.
•
Fair value remeasurement: We recognized a $5.9 million increase in net gains from changes in the fair value of the convertible High Trail Notes, Purchase Option, and convertible debentures during 2025 compared to 2024.
•
Government credit and other income: Other income increased by $3.1 million in 2025, primarily due to receipt of an Employee Retention Credit refundable tax credit.

See Note 9 (Debt) and Note 4 (Investments and Fair Value Measurements) to the consolidated financial statements included elsewhere in this Annual Report for additional information.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from operations. We incurred net losses of $26.4 million and $112.0 million, and used $16.3 million and $68.9 million of cash from our operating activities for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $719.6 million, cash and cash equivalents of $3.0 million, $16.3 million in short-term investments and $10.3 million in restricted cash and short-term investments.

Sources of Liquidity and Capital Resources

In the year ended December 31, 2025, we generated cash flows from sales of common stock and other equity instruments. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments, borrowings from credit facilities and revenue from our commercial operations. See Notes 9 (Debt) and 10 (Stockholder’s Equity and Stock-Based Compensation) in the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report for a discussion of our recent debt and equity activity.

On May 24, 2024, we entered into a securities purchase agreement with certain accredited investors (the “Holders”) and JGB Collateral LLC, as collateral agent for the Holders, for the sale by the Company in a private placement (the “JGB Debentures Offering”) of:

•
38,000 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and
•
Senior Secured Convertible Debentures in the aggregate principal amount of $20.0 million (the “Debentures”), for an aggregate purchase price of $18.0 million.

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

As of December 31, 2025, the Company reported $10.0 million of Debentures at fair value, which is classified as current on the consolidated balance sheet. Through December 31, 2025, the Company paid $1.4 million in interest and $4.9 million in principal redemption amounts on the Debentures. As of December 31, 2025, the Company may be required to redeem up to $10.3 million of principal and expects to pay an additional $0.5 million in interest on the Debentures in 2026. See Note 9 (Debt) in the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report for further information.

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

The combined purchase price of each share of common stock and accompanying January Purchase Warrant was $15.120 per share (as adjusted for the reverse stock split). The combined purchase price of each January Pre-Funded Warrant and accompanying January Purchase Warrant was $15.119 (equal to the combined purchase price per share of common stock and accompanying January Purchase Warrant, minus $0.001) (as adjusted for the reverse stock split). The gross proceeds to the Company from the January 2025 Offering were approximately $10.0 million (excluding up to approximately $10.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the January Purchase Warrants which was contingent upon stockholder approval, which was obtained in June 2025), before deducting placement agent fees and other offering expenses payable by the Company. Each January Purchase Warrant is exercisable for one share of common stock at an exercise price of $15.120 per share beginning on the effective date of stockholder approval, or June 11, 2025, of the issuance of the shares of common stock upon exercise of the January Purchase Warrants (the “Stockholder Approval”). The January Purchase Warrants will expire on the five-year anniversary of the Stockholder Approval. The January Pre-Funded Warrants were immediately exercisable and were exercised in full in January 2025.

On September 16, 2025, the Company commenced a best efforts public offering (the “September 2025 Offering”) of an aggregate of (i) 4.925 million shares of its common stock, (ii) pre-funded warrants (the “September Pre-Funded Warrants”) to purchase up to an aggregate of 75,000 shares of common stock, (iii) Series E warrants (the “Series E Warrants”) to purchase up to an aggregate of 5.0 million shares of common stock, and (iv) Series F warrants (the “Series F Warrants,” to purchase up to an aggregate of 5.0 million shares of common stock. Each share of common stock or September Pre-Funded Warrant was sold together with one Series E Warrant to purchase one share of common stock and one Series F Warrant to purchase one share of common stock.

The combined public offering price for each share of common stock and accompanying Series E and Series F Warrant was $2.00, and the combined public offering price for each September Pre-Funded Warrant and accompanying Series E and Series F Warrant was $1.9999. The September Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately upon issuance and will expire when exercised in full. 50,000 of the 75,000 September Pre-Funded Warrants were exercised in full at time of closing on September 16, 2025. The remaining 25,000 September Pre-Funded Warrants were exercised in full in November 2025. Each Series E and Series F Warrant have an exercise price of $2.00 per share and is exercisable immediately upon issuance. The Series E warrants will expire on the five-year anniversary of the date of issuance and the Series F warrants will expire on the eighteen-month anniversary of the date of issuance. The gross proceeds to the Company from the September 2025 Offering were approximately $10.0 million (excluding up to approximately $20.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the Series E and Series F Warrants), before deducting placement agent fees and other offering expenses payable by the Company.

See Note 10 (Stockholder’s Equity and Stock-Based Compensation) in the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report for further information.

Based on our current business plans, we will continue to require additional capital in the very near term to fund our operating expenses and capital expenditure requirements, or we may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the United States Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any. This estimate assumes the inclusion of the amount equal to the outstanding principal amount of the Debentures. Our existing cash and cash equivalents and short-term investments, will not be sufficient for us to achieve cash-flow break even and we expect to need to seek additional capital. Based on the Company’s current business plans we believe we will be able to fund our operating expenses and capital expenditure requirements into the first quarter of 2027.

Future Capital Requirements

We expect that our near and longer-term liquidity requirements will consist of working capital and general corporate expenses associated with the growth of our business, including, without limitation, expenses associated with scaling up our operations and continuing to increase our manufacturing capacity, sales and marketing expense, increasing market awareness of our products and services to target customers, instrument placements with customers via the reagent rental sales strategy, additional research and development expenses associated with expanding and proving the utility of our offerings, expenses associated with continuing to build out our corporate infrastructure, enhancements to information technology, restructuring and advisory fees, and expenses associated with being a public company. We expect such expenditures to continue throughout 2026.

As of December 31, 2025, we had $3.0 million in cash and cash equivalents, $16.3 million in short-term investments and $10.3 million in restricted cash and short-term investments. The amount we are required to hold as restricted cash or restricted investments is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures. As of December 31, 2025, the Company had $10.3 million of principal outstanding under the Debentures. Based on recurring losses from operations incurred since inception and the expectation of continued operating losses, we anticipate our available cash balance will not be sufficient to operate our business for the next twelve months from the issuance of this Annual Report. Accordingly, we determined that there is substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements included in this Annual Report are issued. In order to continue to operate our business beyond that time, we will need to raise substantial additional capital. We are actively evaluating debt and equity financing sources available to us as well as cost reduction strategies, but there can be no assurance that financing will be available on terms acceptable to us, on a timely basis, or at all, or that we are able to effectively reduce our operating expenses. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Any disruptions to, or volatility in, the credit and financial markets or any deterioration in overall economic conditions may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we are unable to raise additional funds through debt or equity financing or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research and development activities or future commercialization efforts. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives.

In addition, our estimate as to the sufficiency of our current cash, cash equivalents and short-term investments and our current operating plan as discussed above are based on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently anticipate. See Note 1 (Organization and Operations) in the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report for more information. If we are unable to continue as a going concern, we may have to reorganize or liquidate our business and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors may lose all or a part of their investment. From time to time, the board of directors maintains a strategy committee to work with the Company and outside advisors in evaluating our options and considering alternatives that we believe will maximize stakeholder value, including any of the following or a combination thereof: debt financing, equity investments, combinations with other companies, or the sale of all or part of the company. There can be no assurances that any transactions will be available to us or completed and if we are not able to raise sufficient additional capital in the very near term to fund our operation, we may seek relief available under applicable insolvency laws. We do not intend to make further announcements regarding this process unless and until the board of directors approves a specific transaction or otherwise determines that further disclosure is appropriate.

Cash Flows

The following table sets forth the cash flow from operating, investing and financing activities for the periods presented:

	Years Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(16,345,000)	$(68,922,000)
Investing activities	(12,747,000)	73,839,000
Financing activities	24,039,000	(13,685,000)

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

Net cash used in operating activities was $16.3 million during the year ended December 31, 2025, as compared to $68.9 million during the same period in 2024. The decrease in cash used in operating activities of $52.6 million was primarily attributed to a decrease in our net loss and a decrease in our working capital usage as a result of our cost saving initiatives that were initiated in 2024.

Investing Activities

Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure, as well as the acquisitions of Lineagen, BioDiscovery and Purigen to grow our business. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. During the year ended December 31, 2025, net cash used in investing activities was $12.7 million, as compared to $73.8 million provided by investing activities during the same period in 2024. The decrease in cash provided by investing activities of $86.6 million was primarily attributed to the maturity of $229.1 million in available for sale securities, which was offset by a higher purchase of available for sale securities of $241.9 million during the year ended December 31, 2025, as compared to the maturity of $307.0 million in available for sale securities, which was partially offset by a purchase of $233.0 million of available for sale securities during the same period in 2024.

Financing Activities

Net cash provided by financing activities was $24.0 million during the year ended December 31, 2025, as compared to net cash used in financing activities of $13.7 million during the same period in 2024, an increase of $37.7 million. During the year ended December 31, 2025, the Company made principal payments of $4.9 million towards the JGB convertible debentures, as compared to JGB principal payments, debt extinguishment costs, and retirement fees of $73.1 million towards the High Trail convertible notes payable and purchase option liability during the same period of 2024. These were partially offset by approximately $18.0 million in gross proceeds received from the issuance of the JGB convertible debentures during the year ended December 31, 2024. Lastly we received gross proceeds of $31.1 million from executing sales under our at-the-market facilities with Cowen and Company, LLC (“Cowen”) and H.C. Wainwright & Co., LLC (“Wainwright”) during the year ended December 31, 2025, as compared to $44.4 million in gross proceeds from executing sales under our at-the-market facilities with Cowen during the same period in 2024.

Capital Resources

As of December 31, 2025, we had approximately $3.0 million in cash and cash equivalents, $16.3 million in short-term investments, $10.3 million in restricted cash and short-term investments and working capital of $22.4 million. The amount we are required to hold as restricted cash or restricted investments is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures (as defined in Note 9 (Debt) to our consolidated financial statements). As of December 31, 2025, the Company had $10.3 million of principal outstanding under the Debentures.

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

On February 21, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Wainwright, pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million, through or to Wainwright, acting as sales agent or principal, pursuant to the Shelf Registration Statement. From February 24, 2025 to December 31, 2025, the Company sold approximately 3.0 million shares of common stock under the ATM Agreement at an average share price of $3.06 per share and received gross proceeds of approximately $9.2 million before deducting offering costs of $0.3 million.

On March 31, 2025, the date we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, our public float was less than $75 million. As a result, we became subject to the offering limits in General Instruction I.B.6 of Form S-3. Pursuant to General Instruction I.B.6 of Form S-3, for so long as our public float is less than $75 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to one-third of our public float. If our public float increases or decreases, the number of securities we may sell under our shelf registration statements in accordance with General Instruction I.B.6 of Form S-3 will also increase or decrease, respectively. If our public float increases above $75.0 million such that we may sell additional amounts under the ATM Agreement and the ATM Prospectus, we will file another amendment to the ATM Prospectus prior to making additional sales in excess of the limitations of General Instruction I.B.6 of Form S-3.

Contractual Obligations

The following table summarizes our future cash outflows for contractual obligations as of December 31, 2025.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations, including interest	$4,247,000	$782,000	$1,573,000	$1,892,000	$—
Finance lease obligations, including interest	6,297,000	346,000	722,000	755,000	4,474,000
Convertible debentures payable	10,266,000	10,266,000	—	—	—
Total contractual obligations	$20,810,000	$11,394,000	$2,295,000	$2,647,000	$4,474,000

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We have discussed the development, selection and disclosure of the accounting estimates with our audit committee. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. Historically, revisions to our estimates have not resulted in a material change to our financial statements. While our significant accounting policies are more fully described in Note 2 (Summary of Significant Accounting Policies) to our consolidated financial statements included elsewhere in this Annual Report, the significant accounting estimates that we believe are important to aid in fully understanding and evaluating our reported financial results include the following:

Valuation of Long-Lived Assets (including Finite-Lived Intangible Assets)

Long-lived assets are reviewed for impairment if indicators of potential impairment exist. If the Company identifies a change in the circumstances related to its long-lived assets, such as property and equipment and intangible assets, that indicates the carrying value of any such asset may not be recoverable, the Company will perform an impairment analysis. A long-lived asset is not recoverable when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense. If a fair value assessment is performed, the evaluation includes a discounted cash flow method to estimate the fair value of the asset group. The cash flows were determined using market comps obtained from similar asset groups and includes estimates and assumptions for future sublease rental rates that reflect current sublease market conditions as well as discount rates. Refer to Note 2 (Summary of Significant Accounting Policies) to our consolidated financial statements included elsewhere in this Annual Report, for further information on the impairment losses we recorded to our long-lived assets and intangible assets as of December 31, 2025 and December 31, 2024.

Convertible Debentures Payable

As described further in Note 2 (Summary of Significant Accounting Policies) to our consolidated financial statements included elsewhere in this Annual Report, the Company elected to account for the convertible debentures payable issued using the fair value option under ASC 825-10. Such instruments are recognized at estimated fair value on the date of issuance, with changes in fair value after issuance recorded in other (income) expense, net on the consolidated statements of operations as a gain or loss, unless the change is a result of a change in credit risk, in which case such change in estimated fair value is recorded within other comprehensive income.

Increases or decreases in the fair value of the convertible debentures payable can result from updates to assumptions such as the expected timing or probability of a qualified financing event, expected volatility or changes in discount rates. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period. Updates to assumptions could have a significant impact on the Company’s results of operations in any given period.

Allowance for Excess and Obsolete Inventory

Provisions for slow-moving, excess, and obsolete inventories are estimated based on product life cycles, historical experience, and sales forecasts. The establishment of a reserve for excess and obsolete inventory establishes a new cost basis in the inventory with a corresponding adjustment to cost of sales. If we are able to sell such inventory, any related reserves are reduced in the period of sale. The Company’s allowance for excess and obsolete inventory was $3.0 million and $3.8 million at December 31, 2025 and 2024, respectively. A 10% change in our reserve estimate in total at December 31, 2025 would result in a change in reserve of approximately $0.3 million. Our reserves are estimates which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations.

Recent Accounting Pronouncements

See Note 2 (Summary of Significant Accounting Policies), in the accompanying notes to our consolidated financial statements included elsewhere in this Annual Report for information concerning recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Bionano Genomics, Inc.

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bionano Genomics, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Valuation - Excess and Obsolete Inventory

As described in Note 2 to the Company’s consolidated financial statements, provisions for slow-moving, excess, and obsolete inventories are estimated based on product life cycles, historical experience, and sales forecasts. As of December 31, 2025, the Company’s excess and obsolete inventory reserve balance was $3.0 million. Total net inventory as of December 31, 2025 was $7.8 million.

We identified auditing the Company’s estimate for excess and obsolete inventory as a critical audit matter. Auditing forecasted sales data involves especially challenging auditor judgment due to the nature and extent of audit effort required to address the matter.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the reasonableness of forecasted sale quantities by reviewing historical sale quantities and agreeing certain sales data to relevant source documents.
•
Testing the accuracy of the excess and obsolete inventory reserve calculation.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2020.

San Diego, California

March 23, 2026

BIONANO GENOMICS, INC.

Consolidated Balance Sheets

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$2,990,000	$9,173,000
Investments	16,279,000	302,000
Accounts receivable, net	5,200,000	4,752,000
Inventory	5,448,000	11,121,000
Prepaid expenses and other current assets	5,203,000	3,141,000
Restricted cash and investments	10,266,000	11,000,000
Total current assets	45,386,000	39,489,000
Restricted cash	—	400,000
Property and equipment, net	14,847,000	19,219,000
Operating lease right-of-use assets	3,217,000	1,804,000
Finance lease right-of-use assets	3,095,000	3,299,000
Intangible assets, net	4,345,000	9,705,000
Other long-term assets	2,694,000	2,754,000
Total assets	$73,584,000	$76,670,000
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,590,000	$6,962,000
Accrued expenses	5,460,000	5,641,000
Contract liabilities	967,000	1,128,000
Operating lease liability	697,000	2,991,000
Finance lease liability	249,000	260,000
Convertible debentures payable (at fair value)	9,979,000	20,362,000
Total current liabilities	22,942,000	37,344,000
Operating lease liability, net of current portion	2,489,000	145,000
Finance lease liability, net of current portion	3,480,000	3,539,000
Long-term contract liabilities	249,000	267,000
Total liabilities	$29,160,000	$41,295,000
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized at December 31, 2025 and 2024; 10,740,200 and 1,865,400 shares issued and outstanding at December 31, 2025 and 2024, respectively	1,000	—
Additional paid-in capital	764,026,000	728,573,000
Accumulated deficit	(719,620,000)	(693,225,000)
Accumulated other comprehensive income	17,000	27,000
Total stockholders’ equity	44,424,000	35,375,000
Total liabilities and stockholders’ equity	$73,584,000	$76,670,000

See accompanying notes to the consolidated financial statements.

BIONANO GENOMICS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2025	2024
Revenue:
Product revenue	$26,743,000	$27,008,000
Service and other revenue	1,765,000	3,768,000
Total revenue	28,508,000	30,776,000
Cost of revenue:
Cost of product revenue	14,429,000	28,449,000
Cost of service and other revenue	894,000	1,947,000
Total cost of revenue	15,323,000	30,396,000
Operating expenses:
Research and development	11,374,000	24,803,000
Selling, general and administrative	35,150,000	51,855,000
Intangible assets and other long-lived assets impairment	—	19,683,000
Restructuring costs	—	8,022,000
Total operating expenses	46,524,000	104,363,000
Loss from operations	(33,339,000)	(103,983,000)
Other income (expense):
Interest income	1,111,000	2,101,000
Other income (expense)	5,900,000	(10,102,000)
Total other income (expense)	7,011,000	(8,001,000)
Loss before income taxes	(26,328,000)	(111,984,000)
Provision for income taxes	(67,000)	(33,000)
Net loss	$(26,395,000)	$(112,017,000)
Net loss per share, basic and diluted	$(4.85)	$(88.13)
Weighted-average common shares outstanding, basic and diluted	5,445,000	1,271,000

See accompanying notes to the consolidated financial statements.

BIONANO GENOMICS, INC.

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2025	2024
Net Loss:	$(26,395,000)	$(112,017,000)
Other comprehensive income (loss):
Unrealized gain on investment securities	1,000	11,000
Foreign currency translation adjustments	(11,000)	(7,000)
Other comprehensive income (loss)	$(10,000)	$4,000
Total comprehensive loss	$(26,405,000)	$(112,013,000)

See accompanying notes to the consolidated financial statements.

BIONANO GENOMICS, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2024	762,600	$—	$677,342,000	$(581,208,000)	$23,000	$96,157,000
Stock-based compensation expense	—	—	9,736,000	—	—	9,736,000
Issue common stock and warrants, net of issuance costs	968,600	—	41,481,000	—	—	41,481,000
Issue stock for warrant exercises	133,500	—	4,000	—	—	4,000
Issue stock for employee stock purchase plan	500	—	13,000	—	—	13,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	200	—	(3,000)	—	—	(3,000)
Net loss	—	—	—	(112,017,000)	—	(112,017,000)
Other comprehensive income	—	—	—	—	4,000	4,000
Balance at December 31, 2024	1,865,400	$—	$728,573,000	$(693,225,000)	$27,000	$35,375,000
Stock-based compensation expense	—	—	4,534,000	—	—	4,534,000
Issue common stock and warrants, net of issuance costs	8,496,600	1,000	30,559,000	—	—	30,560,000
Issue stock for warrant exercises	355,000	—	9,000	—	—	9,000
Issuance of common stock for convertible debentures payable	22,000	—	350,000	—	—	350,000
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	1,200	—	1,000	—	—	1,000
Net loss	—	—	—	(26,395,000)	—	(26,395,000)
Other comprehensive income	—	—	—	—	(10,000)	(10,000)
Balance at December 31, 2025	10,740,200	$1,000	$764,026,000	$(719,620,000)	$17,000	$44,424,000

See accompanying notes to the consolidated financial statements.

BIONANO GENOMICS, INC

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024
Operating activities:
Net loss	$(26,395,000)	$(112,017,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	9,527,000	14,022,000
Inventory write-offs	—	7,231,000
Amortization of financing lease right-of-use asset	204,000	204,000
Accretion of interest on securities	(976,000)	(1,316,000)
Net realized loss on investments	—	14,000
Non-cash lease expense	893,000	122,000
Gain on lease modification	(450,000)	(73,000)
Stock-based compensation	4,534,000	9,736,000
Cost of leased equipment sold to customer	704,000	361,000
Change in fair value of contingent consideration	—	(10,890,000)
Change in fair value of convertible debentures, convertible notes payable and option liability	(5,158,000)	(8,118,000)
Loss on issuance of convertible debentures	—	1,890,000
Gain on High Trail extinguishment	—	(3,965,000)
Loss on extinguishment of convertible debentures payable	—	7,341,000
Disposal of internal-use software	—	1,293,000
Intangible assets and other long-lived assets impairment	—	17,850,000
Long-lived assets held for sale impairment	—	425,000
Right-of-use-asset impairment	—	1,407,000
Disposal of property and equipment	258,000	1,404,000
Changes in operating assets and liabilities
Accounts receivable	(448,000)	4,139,000
Inventory	4,916,000	(587,000)
Prepaid expenses and other current assets	(2,062,000)	1,583,000
Other long-term assets	60,000	4,678,000
Accounts payable	(1,372,000)	(3,420,000)
Accrued expenses, contract liabilities, and lease liabilities, net	(580,000)	(2,236,000)
Net cash used in operating activities	(16,345,000)	(68,922,000)
Investing activities:
Purchases of property and equipment	—	(103,000)
Purchase of available for sale securities	(241,879,000)	(233,021,000)
Sale and maturities of available for sale securities	229,132,000	306,963,000
Net cash provided by (used in) investing activities	(12,747,000)	73,839,000
Financing activities:
Principal payments of financing lease liability	(71,000)	(58,000)
Proceeds from sale of common stock and warrants	31,098,000	44,433,000
Offering expenses on sale of common stock and warrants	(2,122,000)	(2,953,000)
Proceeds from sale of common stock under employee stock purchase plan	—	11,000
Proceeds from warrant and option exercises	9,000	4,000
Proceeds from issuance of convertible debentures	—	18,000,000
Payments on High Trail notes	—	(61,000,000)
Payments on convertible debentures	(4,875,000)	(5,000,000)
Debt issuance costs on sale of convertible debentures	—	(1,747,000)
Payments of retirement fees for redemption of High Trail notes	—	(5,375,000)
Net cash provided by (used in) financing activities	24,039,000	(13,685,000)
Effect of exchange rates on cash and cash equivalents and restricted cash	(11,000)	(7,000)
Net decrease in cash and cash equivalents and restricted cash	(5,064,000)	(8,775,000)
Cash and cash equivalents and restricted cash at beginning of period	9,573,000	18,348,000
Cash and cash equivalents and restricted cash at end of period	$4,509,000	$9,573,000
Reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total amounts reported on the consolidated statements of cash flows
Cash and cash equivalents	$2,990,000	$9,173,000
Money market funds classified as restricted cash and investments	1,519,000	—
Restricted cash	—	400,000
Total cash and cash equivalents and restricted cash at end of period	$4,509,000	$9,573,000

	Years Ended December 31,
	2025	2024
Supplemental disclosure of cash flow information
Cash paid for interest	$1,674,000	$10,653,000
Cash paid for operating lease liabilities	$2,410,000	$2,754,000
Supplemental disclosure of non-cash financing and investing activity
Transfer of instruments and servers from inventory into property and equipment, net	$757,000	$5,291,000
Issuance of common stock for convertible debentures payable	$350,000	$—
Accrued liability for fees to be paid in common stock	$—	$1,584,000
Fees paid in common stock	$1,584,000	$—
Operating lease liabilities resulting from obtaining right-of-use assets	$2,966,000	$—
Non-cash Fill-Up Amount	$—	$491,000

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

Reverse Stock Split

On January 24, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of all issued and outstanding shares of the Company’s common stock at a ratio of 1-for-60, respectively. The reverse stock split did not change the par value or the authorized number of shares of the Company’s common stock. The Company's consolidated financial statements and notes to the consolidated financial statements present the retroactive effect of the reverse stock split on the Company’s common stock and per share amounts for all periods presented.

Reclassifications

Certain amounts reported in prior years have been reclassified to conform with the presentation in the current year. These reclassifications had no effect on the reported results of operations.

Liquidity and Going Concern

The Company has experienced recurring net losses from operations, negative cash flows from operating activities, and a significant accumulated deficit since its inception and expects to continue to incur net losses into the foreseeable future. As of December 31, 2025, the Company had approximately $3.0 million in cash and cash equivalents, $16.3 million in short-term investments, $10.3 million in restricted cash and short-term investments, and working capital of $22.4 million. The amount the Company is required to hold as restricted cash or investments is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures (as defined in Note 9 (Debt) to our consolidated financial statements).

As of December 31, 2025 the Company had $10.3 million of principal outstanding under the Debentures (see Note 9 (Debt) to our consolidated financial statements) and an accumulated deficit of $719.6 million. In 2025, the Company used $16.3 million of cash in operations.

Management expects operating losses and negative cash flows to continue for at least the next year as the Company continues to incur costs related to product development and commercialization efforts. Management has prepared cash flows forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the financial statements for the year ended December 31, 2025, are issued. Management’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management’s plans to raise additional capital to fulfill its operating and capital requirements for at least twelve months include public or private equity or debt financings. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all, and if the Company is unable to raise sufficient additional capital in the very near term, it may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the United States Bankruptcy Code.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions used by management include but are not limited to revenue recognition, the fair value of financial instruments measured at fair value, the recoverability of long-lived assets, equity based compensation expense, and net deferred tax assets (and related valuation allowance). Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

Basis of Presentation

The consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of the Company’s 100%-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. All dollar amounts and share counts presented below have been rounded to the nearest thousand and, thus are approximate.

Restructuring Expenses

The Company’s restructuring expense consists primarily of actions taken in May and October 2023 (the “2023 Workforce Reductions”) and March and September 2024 (the “2024 Workforce Reductions”) in order to reduce costs and improve operations and manufacturing efficiency. Severance-related costs were accounted for as a one-time termination benefit communicated by period end without an additional service component, so the charge represents the total amount expected to be incurred. As a result of reducing facility costs and discretionary spending unrelated to headcount and combined with the cost savings from the 2023 Workforce Reductions and 2024 Workforce Reductions,

such plans were intended to decrease expenses and maintain a streamlined organization to support the Company's business.

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

On March 1, 2024, and September 4, 2024, the Company’s board of directors approved restructuring plans, including reductions in force, that reduced the Company’s annualized operating expenses. The 2024 Workforce Reductions were incremental to the 2023 Workforce Reductions. As part of the 2024 Workforce Reductions, the Company reduced its overall headcount by approximately 120 and 83 employees in March and September 2024, respectively. The Company had completed the reduction in force from the 2024 Workforce Reductions as of December 31, 2024. In addition, as part of the 2024 Workforce Reductions, Bionano Laboratories phased out the offering of certain testing services related to neurodevelopmental disorders, including autism spectrum disorders, and other disorders of childhood development. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reductions in force. See Note 11 (Commitments and Contingencies) in these notes accompanying the consolidated financial statements for additional information.

Cash and Cash Equivalents

Cash equivalents primarily represent funds invested in readily available money market accounts. The Company has not experienced any losses in such accounts. The Company believes that it is not exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash and Investments

As of December 31, 2024, restricted cash consisted of cash restricted from withdrawal and usage and represents funds that were restricted related to the lease assumed in the acquisition of Purigen in 2022. As of December 31, 2025 and 2024, restricted cash and investments consisted of the proceeds received from the Debentures as described further in Note 9 (Debt) that was deposited into a restricted account that requires the Company to maintain at all times, a cash or restricted investments balance equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures.

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

Accounts Receivable and Allowance for Credit Losses

	December 31, 2025	December 31, 2024	December 31, 2023
Accounts receivable, net:
Accounts receivable, trade	$5,218,000	$4,909,000	$9,802,000
Less allowance for credit losses	(18,000)	(157,000)	(483,000)
Total accounts receivable, net	$5,200,000	$4,752,000	$9,319,000

Changes to the allowance for credit losses from January 1, 2024 to December 31, 2025 were as follows:

Allowance for Credit Losses
Balance as of January 1, 2024	$(483,000)
Provision for expected credit loss	(9,000)
Write-offs	335,000
Balance as of January 1, 2025	(157,000)
Provision for expected credit loss	(18,000)
Write-offs	157,000
Balance as of December 31, 2025	$(18,000)

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

Accounts receivable is subject to concentration risk whenever a customer has a balance that meets or exceeds 10% of the Company’s total accounts receivable balance. As of December 31, 2025, there were no customers that met or exceeded a 10% concentration in the Company’s total accounts receivable balance. As of December 31, 2024, there was one customer with a 10% concentration of the Company’s total accounts receivable balance.

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

The components of inventories, net of reserve, are as follows:

	December 31,
	2025	2024
Inventory:
Raw materials	$5,539,000	$6,715,000
Work in process	663,000	2,349,000
Finished goods	1,626,000	4,212,000
Total inventory	$7,828,000	$13,276,000
Inventories current	$5,448,000	$11,121,000
Inventories non-current (included in other long-term assets)	$2,380,000	$2,155,000

The Company reviews its inventories for classification purposes. The value of inventories not expected to be realized in cash, sold or consumed during the next 12 months are classified as non-current within other long-term assets.

During the year ended December 31, 2024, the Company recorded a $7.2 million write-off of its Saphyr instrument spare parts and other excess or obsolete inventory as a result of the Company’s restructuring initiatives and change in business strategy announced in September 2024. As of December 31, 2025 and 2024, the Company’s excess and obsolete inventory reserve balance was $3.0 million and $3.8 million, respectively.

Loss on disposal of property and equipment

Loss on disposal of property and equipment includes the net book value of assets that have been abandoned or retired and consists primarily of our leasehold improvements, furniture, equipment and fixtures that were abandoned and disposed of in the normal course of business. The Company recorded a loss on disposal of property and equipment of $0.3 million and $1.4 million during the years ended December 31, 2025 and 2024.

Change in depreciable lives of property and equipment

The Company reviews the estimated useful life of its fixed assets on an ongoing basis. This review indicated that the actual lives of the Company’s Saphyr and Stratys instruments were longer than the estimated useful lives used for depreciation purposes in the Company’s consolidated financial statements. As a result, effective January 1, 2024, the Company changed its estimates of the useful lives of the Company’s Saphyr and Stratys instruments to better reflect the estimated period during which these assets will remain in service. The estimated useful lives of the Company’s Saphyr and Stratys instruments were increased from 5 to 7 years. The effect of this change in estimate reduced depreciation expense by $1.8 million for the fiscal year 2024. There were no changes to the depreciable lives of property and equipment during the year ended December 31, 2025.

Disposal of In-Process Internal-Use Software

In September 2024, Bionano announced a change in its business strategy to focus on driving utilization and adoption of OGM from the Company’s existing installed base, with less emphasis on new placements of the Company’s OGM systems, which resulted in a change in the manner in which the Company’s in-process internally developed software would be used; therefore, it became probable that the software would not be placed into service. The Company disposed of the project, and recorded a loss of $1.3 million included in selling, general and administrative expense on the consolidated statement of operations during the year ended December 31, 2024. No disposals of internal-use software were recorded in the year ended December 31, 2025. The Company’s in-process internal-use software was recorded in prepaid expenses and other current assets on the consolidated balance sheets.

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

Long-lived assets are reviewed for impairment if indicators of potential impairment exist. If the Company identifies a change in the circumstances related to its long-lived assets, such as property and equipment and intangible assets, that indicates the carrying value of any such asset may not be recoverable, the Company will perform an impairment analysis. A long-lived asset is not recoverable when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.

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

The Company evaluated the fair value of the finite-lived assets of the legacy OGM Bionano asset group. The Company evaluated the fair value of the reagent rental instruments based on the expected sales volume or usage and recorded an impairment loss of $2.6 million during the year ended December 31, 2024. The estimates and assumptions used in the assessment of the reagent rental instrument impairments represent Level 2 measurements because they are supported by executed sales transactions. The impairment loss associated with these reagent rental instruments was recorded to cost of product revenue in the Company’s consolidated statement of operations.

The Company estimated the fair value of the right-of-use assets and related office equipment and leasehold improvements for the San Diego facilities (Nancy Ridge and 9640 Towne Center Drive) and recorded impairment losses of $0.4 million and $0.2 million, respectively during the year ended December 31, 2024. The fair value of the right-of-use asset and related office equipment and leasehold improvements was estimated using the discounted future cash flow methods, which includes estimates and assumptions for future sublease rental rates that reflect current sublease market conditions as well as discount rates. The estimates and assumptions used in the assessment of right-of-use assets impairments represent Level 3 measurements because they are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value. The impairment losses were recognized in intangible assets and other long-lived assets impairment in the consolidated statement of operations.

The Company evaluated the fair value of the finite-lived intangible assets of the Purigen asset group, consisting of the Purigen trade name, customer relationships and developed technology, as well as the operating lease right-of-use asset and related office equipment and leasehold improvements. To estimate the fair value of the intangible assets, the Company utilized the discounted cash flow method to estimate the fair value of the asset group. The Company identified that no projected after-tax cash flows would be generated from the Purigen intangible assets and that the cost to maintain and sell the Purigen products exceeded the expected revenue to be generated from the asset group. The carrying value of the Purigen intangible assets therefore exceeded its fair value and the Company recorded an impairment loss of $17.3 million for the intangible assets during the year ended December 31, 2024. The Company estimated the fair value of the right-of-use asset and related office equipment and leasehold improvements for the Pleasanton, California facility and recorded an impairment loss of $0.8 million during the year ended December 31, 2024. The fair value of the right-of-use asset and related office equipment and leasehold improvements was estimated using the discounted future cash flow methods, which includes estimates and assumptions for future sublease rental rates that reflect current sublease market conditions as well as discount rates. The Company also recorded $0.1 million of leasehold improvements and office equipment impairments related to the Pleasanton, California facility during the year ended December 31, 2024. The estimates and assumptions used in the assessment of intangible assets, right-of-use assets and related office equipment and leasehold improvement impairments represent Level 3 measurements because they are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value. The impairment losses were recognized in intangible assets and other long-lived assets impairment in the consolidated statement of operations.

No impairment losses were recorded during the year ended December 31, 2025.

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

Convertible Debentures Payable

The Company elected to account for its convertible debentures issued in May 2024, using the fair value option under ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities (or “ASC 825-10”). Such instruments are recognized at estimated fair value on the date of issuance, with changes in fair value after issuance recorded in other (income) expense, net on the consolidated statements of operations as a gain or loss, unless the change is a result of a change in credit risk, in which case such change in estimated fair value is recorded within other comprehensive income. Direct issuance costs are expensed as incurred and are charged to interest expense and recorded in other income (expense) in the consolidated statements of operations.

Increases or decreases in the fair value of the debentures payable can result from updates to assumptions such as the expected volatility or changes in discount rates. Judgment is used in determining these assumptions as of the initial valuation date and at each subsequent reporting period.

Financial Instruments with Characteristics of Both Liabilities and Equity

The Company accounts for issued warrants either as a liability or equity in accordance with ASC 480-10, Distinguishing Liabilities From Equity (or “ASC 480-10”), and ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity (or “ASC 815-40”). Under ASC 480-10, warrants are considered a liability if mandatorily redeemable and require settlement in cash, other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as a liability or as equity. Under ASC 815-40, contracts that may require settlement for cash that are not under the control of the Company are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the date of issuance and on a recurring basis at the end of each reporting period with any change in fair value after issuance recorded in other (income) expense, net on the consolidated statements of operations as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or under another applicable GAAP standard. Equity-classified warrants are accounted for at fair value on the issuance date, or in a bundled transaction on a residual basis based on an allocation of proceeds first to the instruments measured at fair value on a recurring basis, and are not subsequently remeasured. The Company’s outstanding warrants do not meet the requirements for liability classification under ASC-480-10 or ASC-815-40. Therefore, the Company’s outstanding warrants are classified as equity as of December 31, 2025 and 2024.

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

For transfers of instruments and consumables to customers under the Company’s reagent rental program, the Company allocates the total contract consideration between the instrument and the consumables based on estimates of stand-alone selling prices, and recognizes the instrument revenue evenly over the rental period, and the consumables revenue when the consumables are delivered. Rental revenue related to the reagent rental program recognized over-time totaled $1.9 million and $2.0 million during the years ended December 31, 2025 and 2024, respectively.

Revenue related to software license maintenance agreements is recognized over-time based on the contract term. Revenue recognized over-time related to software sales totaled $0.4 million and $0.4 million during the years ended December 31, 2025 and 2024, respectively.

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

Revenue for hosting arrangements is recognized over-time on a usage basis as the customer processes the number of genetic samples purchased with the software. Hosting arrangements revenue recognized over-time totaled $0.5 million and $0.7 million during the years ended December 31, 2025 and 2024, respectively.

Revenue from support and maintenance contracts and extended warranties is recognized over time based on the contract term, which represents a faithful depiction of the transfer of goods and services given the stand-ready nature of the performance obligations. Service revenue related to repairs and customer sample evaluations is recognized as the services are performed based on the specific nature of the service. Warranty and maintenance revenue recognized over-time totaled $1.1 million and $1.1 million during the years ended December 31, 2025 and 2024, respectively.

Remaining Performance Obligations

As of December 31, 2025, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was $1.2 million. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations, as well as obligations related to software under hosting arrangements. The Company expects to recognize approximately 84.4 % in 2026, 10.8 % in 2027, and 4.8 % in 2028.

We periodically review the warranty reserve for adequacy and adjust the warranty accrual, if necessary, based on actual experience and estimated costs to be incurred. Warranty expense is recorded as a component of cost of product revenue. The Company’s liability for product warranties provided under its agreements with customers was $0.6 million and $0.3 million as of December 31, 2025 and 2024, respectively. Warranty expense recorded in cost of goods sold totaled $0.3 million and $0.2 million during the years ended December 31, 2025 and 2024, respectively.

Contract Assets and Liabilities

Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. Contract assets were $0.2 million and $0.3 million as of December 31, 2025 and 2024, respectively, which was included in the accounts receivable, net balance on the consolidated balance sheet. The changes in the balance were immaterial.

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. The Company records a contract liability, or deferred revenue, when it has an obligation to provide service, and to a much lesser extent product, to the customer and payment is received or due in advance of performance. Contract liabilities primarily relate to support and maintenance contracts and extended warranty obligations. Contract liabilities are classified as other current liabilities and other long-term liabilities on the consolidated balance sheets. The Company recognized revenue of $1.4 million and $1.6 million during the years ended December 31, 2025 and 2024, respectively, which was included in the contract liability balance at the end of the previous year. The changes in the balance were immaterial and primarily relate to timing.

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

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined it has one operating and reportable segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. The Company’s measure of segment performance on a consolidated basis is consolidated net loss, which the CODM uses to allocate resources, after considering the Company’s strategic priorities, its cash balance, and its expected use of cash. In making resource allocation decisions, the CODM also evaluates budgeted results compared to actual performance. The measure of segment assets is reported on the consolidated balance sheets as total assets. Refer to the consolidated statements of operations and comprehensive loss for the Company’s measure of profit (loss). See also Note 14 (Segment Reporting) in the accompanying notes to the consolidated financial statements.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents outstanding for the period. Common share equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities include outstanding convertible debentures payable into common stock, outstanding common warrants to purchase common stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), and outstanding stock options under the Company’s equity incentive plans. For all periods presented, there was no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (in common stock equivalent shares):

	Years Ended December 31,
	2025	2024
Common stock options	190,000	56,000
Common warrants	12,080,500	1,419,700
Convertible debentures	634,000	955,000
RSUs	3,490	6,000
PSUs	—	480
Total	12,907,990	2,437,180

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. Two primary enhancements related to this ASU include disaggregating existing income tax disclosures relating to the effective tax rate reconciliation and income taxes paid. The Company retrospectively adopted ASU 2023-09 during the year ended December 31, 2025. As the requirements of the ASU impact only income tax disclosures in the footnotes to the Company’s consolidated financial statements, the adoption did not affect the Company's consolidated statements of operations or consolidated balance sheets.

Recently Issued Accounting Pronouncements

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This ASU addresses suggestions received from stakeholders regarding the ASC and makes other incremental improvements to GAAP. The update represents changes to the ASC that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply, including amendments to clarify the calculation of earnings per share when a loss from continuing operations exists. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years, with early adoption permitted. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact of this accounting standard update on the Company’s consolidated financial statements and related disclosures.

Recently Issued Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The provisions of OBBBA did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025.

3. Revenue from Contracts with Customers

Revenue by Source

	Years Ended December 31,
	2025	2024
Instruments	$6,363,000	$8,043,000
Consumables	13,970,000	12,773,000
Software	6,410,000	6,192,000
Total product revenue	26,743,000	27,008,000
Services and other	1,765,000	3,768,000
Total revenue	$28,508,000	$30,776,000

Revenue by Geographic Location

	Years Ended December 31,
	2025		2024
	$	%	$	%
Americas	$12,180,000	42.7%	$13,649,000	44.3%
EMEA	14,108,000	49.5%	14,234,000	46.3%
Asia Pacific	2,220,000	7.8%	2,893,000	9.4%
Total	$28,508,000	100%	$30,776,000	100%

The tables above provide revenue from contracts with customers by source and geographic location (based on the customer’s billing address) on a disaggregated basis. Americas consists of North America and South America. EMEA consists of Europe, the Middle East and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, India and Australia.

For the years ended December 31, 2025 and 2024, the United States represented 37% and 36% of total revenue, respectively. No other countries represented greater than 10% of total revenue during the years ended December 31, 2025 and 2024.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	December 31, 2025
		Fair Value Measurement Category
	Total Fair Value and Carrying Value on Balance Sheet	Level 1	Level 2	Level 3
Assets:
U.S. treasuries classified as short-term investments	$16,279,000	$—	$16,279,000	$—
Money market funds classified as cash equivalents	$1,887,000	$1,887,000	$—	$—
Money market funds classified as restricted cash and investments	$1,519,000	$1,519,000	$—	$—
U.S. treasuries classified as restricted cash and investments	$8,747,000	$—	$8,747,000	$—
Liabilities:
Convertible debentures payable	$9,979,000	$—	$—	$9,979,000

The Company’s restricted cash and investments balance of $10.3 million as of December 31, 2025 includes $1.4 million of money market funds that were recorded as restricted cash and $8.8 million of U.S. treasuries that were recorded as restricted investments.

	December 31, 2024
		Fair Value Measurement Category
	Total Fair Value and Carrying Value on Balance Sheet	Level 1	Level 2	Level 3
Assets:
U.S. treasuries classified as short-term investments	$302,000	$—	$302,000	$—
Money market funds classified as cash equivalents	$5,844,000	$5,844,000	$—	$—
U.S. treasuries classified as restricted cash and investments	$11,000,000	$—	$11,000,000	$—
Liabilities:
Convertible debentures payable	$20,362,000	$—	$—	$20,362,000

Contingent Consideration

Contingent consideration relates to the acquisition of Purigen. The outcome of the milestone consideration for all contingent consideration liabilities is binary, meaning the milestones are either achieved or not achieved, and the only other variable factor is the timing of when the milestones are achieved. The fair value measurement of the contingent consideration liabilities is based on significant inputs not observed in the market (Level 3 inputs). These unobservable inputs represent a Level 3 measurement because they are supported by little or no market activity and reflect the Company’s assumptions in measuring fair value.

Contingent consideration liabilities related to the Purigen milestones are related to the achievement of two independent milestones with aggregate possible milestone payments totaling $32.0 million.

The fair value of the Purigen milestones were reassessed on a quarterly basis using a probability weighted model and a Monte Carlo Simulation. We determined the fair value of this milestone consideration using a scenario-based technique, as the trigger for payment is event driven. We determined the likelihood of each independent milestone and used probability factors which were applied to the individual payments over the five-year milestone term. For the second milestone, we performed a Monte Carlo Simulation to determine the likelihood that the milestone will be achieved and was applied to the milestone consideration payment.

During the year ended December 31, 2024, the Company concluded that the probability of achievement of the two independent milestones was 0% which resulted in a reduction in the contingent consideration liability to zero.

JGB Convertible debentures payable, High Trail convertible notes payable and purchase option liability

The fair value of the JGB convertible debentures maturing in 2026, which were issued on May 24, 2024, and the High Trail convertible notes payable that were issued in October 2023, were estimated using a scenario-based analysis on a quarterly basis. The fair value was estimated using a lattice model. The key input assumptions utilized are summarized in the table below:

	Convertible Debentures Payable
	December 31, 2025	December 31, 2024
Expected volatility	116.00%	100.0%
Risk-free interest rate	3.59%	4.15%
Term to maturity (years)	0.40	1.33
Debt discount rate	18.17%	19.70%
Equity discount rate	3.59%	4.15%

The volatility is based on an analysis of the Company’s historical stock price, the risk-free rate is based on US treasury yields, the equity discount rate is based on term-specific US treasury yields, and the debt discount rate is based on the Company’s credit rating.

In connection with the High Trail Notes, the purchaser was granted an option (the “Purchase Option”) which expired on the maturity date of the High Trail Notes to purchase up to an additional $25.0 million aggregate principal amount of private placement notes (the “Subsequently Purchased Notes”) and warrants (refer to Note 9 (Debt)). The estimated fair value of the Purchase Option as of the valuation date was assessed as the difference in the aggregate indicated value of the Subsequently Purchased Notes and the consideration to be paid upon exercising the option. The outstanding amount of the High Trail Notes was redeemed on May 24, 2024, and the Purchase Option rights no longer exist.

Changes in estimated fair value of contingent consideration liability, convertible debentures payable, convertible High Trail notes payable and option liability in the years ended December 31, 2025 and 2024 are as follows:

	Contingent Consideration Liability (Level 3 Measurement)	Convertible Debentures Payable (Level 3 Measurement)	Convertible High Trail Notes Payable (Level 3 Measurement)	Option Liability (Level 3 Measurement)
Balance as of January 1, 2024	$10,890,000	$—	$69,803,000	$8,534,000
Issuance of convertible debentures payable	—	19,890,000	—	—
Change in estimated fair value, recorded in selling, general and administrative expenses	(10,890,000)	—	—	—
Changes in estimated fair value, interest and redemption payments, recorded in other income (expense), net	—	(2,360,000)	(4,524,000)	(3,474,000)
Cash payments	—	—	(61,000,000)	—
Cash payments on redemptions	—	(5,000,000)	(5,374,000)	—
(Gain)/loss on extinguishment of High Trail	—	—	1,095,000	(5,060,000)
(Gain)/loss on extinguishment of convertible debentures payable	—	7,341,000	—	—
Fill-up amount	—	491,000	—	—
Balance as of December 31, 2024	$—	$20,362,000	$—	$—
Changes in estimated fair value, interest and redemption payments, recorded in other income (expense), net	—	(5,158,000)	—	—
Conversions to common stock	—	(350,000)	—	—
Cash payments on redemptions	—	(4,875,000)	—	—
Balance as of December 31, 2025	$—	$9,979,000	$—	$—

Available for Sale Investments

The Company invests its excess cash in U.S. Treasury and agency securities, corporate debt securities, and commercial paper, which are classified as available-for-sale investments. These investments are carried at fair value and are included in the tables below. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. At each reporting date, the Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company evaluates, among others, whether the Company has the intention to sell any of these investments and whether it is not more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Based on this evaluation, as of December 31, 2025 and December 31, 2024, the Company determined that unrealized losses of the below securities were primarily attributable to changes in interest rates and non-credit related factors. As such, no allowances for credit losses were recorded during these periods.

As of December 31, 2025 and December 31, 2024, the Company held two and one securities, respectively, which have been in an unrealized loss position for a period of less than 12 months. As of December 31, 2025 and December 31, 2024, the Company held no securities which have been in an unrealized loss position for a period of greater than 12 months.

Realized gains and losses are calculated using the specific identification method and recorded in other income (expense) in the Company’s consolidated statements of operations and comprehensive loss. The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.

During the year ended December 31, 2025, the Company sold one of its available for sale securities and received proceeds of $1.4 million. During the year ended December 31, 2025, the Company recognized an immaterial loss in other income relating to the sale of its security. Amounts are reclassified out of accumulated other comprehensive income into earnings using the specific identification method when sales are realized. During the year ended December 31, 2024, the Company sold eighteen of its available for sale securities and received proceeds of $33.3 million, and recognized an immaterial loss in other income relating to the sale of its securities.

Interest receivable was immaterial as of December 31, 2025 and 2024. Interest receivable is recorded as a component of prepaid expenses and other current assets on the consolidated balance sheets.

Included in interest income for the year ended December 31, 2025 and December 31, 2024 was interest income related to the Company’s available for sale securities of $1.0 million and $1.5 million, respectively. All available-for-sale securities are classified as current assets, even if the maturity when acquired by the Company is greater than one year due to the ability to liquidate within the next 12 months.

As of December 31, 2025, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities presented within investments:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
U.S. treasuries	Less than 1	16,278,000	1,000	—	16,279,000
Total maturity less than 1 year		$16,278,000	$1,000	$—	$16,279,000

As of December 31, 2025, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities presented within restricted cash and investments:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
U.S. treasuries	Less than 1	8,746,600	700	(300)	8,747,000
Total maturity less than 1 year		$8,746,600	$700	$(300)	$8,747,000

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

As of December 31, 2024, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities presented within restricted cash and investments:

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
U.S. treasuries	Less than 1	11,000,000	—	—	11,000,000
Total maturity less than 1 year		$11,000,000	$—	$—	$11,000,000

As of December 31, 2025, there were no available-for-sale securities listed as investments in an unrealized loss position.

As of December 31, 2025, the following table summarizes available-for-sale securities in an unrealized loss position for the available for sale securities presented within restricted cash and investments:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasuries	4,669,900	(300)	—	—	4,669,900	(300)
Total	$4,669,900	$(300)	$—	$—	$4,669,900	$(300)

As of December 31, 2024, the following table summarizes available-for-sale securities in an unrealized loss position:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasuries	$80,000	$(100)	$—	$—	$80,000	$(100)
Total	$80,000	$(100)	$—	$—	$80,000	$(100)

As of December 31, 2024, there were no available-for-sale securities listed as restricted cash and investments in an unrealized loss position.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2025	December 31, 2024
Prepayment to supplier	$2,269,000	$60,000
Prepaid insurance	600,000	703,000
Interest receivable	12,000	22,000
Prepaid employee related expenses	25,000	60,000
Internal use cloud computing arrangement software development costs	—	154,000
Prepaid software subscriptions	520,000	824,000
Prepaid marketing expenses	18,000	—
Other current assets	1,759,000	1,318,000
Total	$5,203,000	$3,141,000

6. Property and Equipment, Net

Property and equipment, net consist of the following:

	December 31, 2025	December 31, 2024
Computer and office equipment	$2,707,000	$2,723,000
Lab equipment	14,846,000	17,674,000
Service equipment placed at customer sites	22,608,000	22,359,000
Leasehold improvements	2,886,000	3,325,000
Total property and equipment, gross	43,047,000	46,081,000
Less accumulated depreciation and amortization	(28,200,000)	(26,862,000)
Total property and equipment, net	$14,847,000	$19,219,000

For the years ended December 31, 2025 and 2024, the Company recorded depreciation expense of $4.2 million and $4.9 million, respectively, which includes an allocation to cost of revenue of $2.6 million and $2.8 million respectively.

7. Intangible Assets, Net

Intangible assets that are subject to amortization consisted of the following at December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$1,000,000	$(842,000)	$158,000	$1,000,000	$(642,000)	$358,000
Customer relationships	3,000,000	(2,525,000)	475,000	3,000,000	(1,925,000)	1,075,000
Developed technology	22,800,000	(19,190,000)	3,610,000	22,800,000	(14,630,000)	8,170,000
Intangibles, net	$26,800,000	$(22,557,000)	$4,243,000	$26,800,000	$(17,197,000)	$9,603,000

The Company recorded amortization expense for intangible assets of $5.4 million and $6.6 million for the years ended December 31, 2025 and 2024 respectively, in selling, general and administrative expenses. Intangible assets are amortized on a straight-line basis over their estimated useful lives of five years, with the exception of the developed technology intangible acquired through the acquisition of Purigen, which was amortized over fifteen years. The Purigen and Lineagen intangible assets were fully impaired during 2024. See Note 1 (Organization and Operations) for further discussion on the impairment charges impacting the Company’s intangible assets in the period. As of December 31, 2025, trade name intangibles, customer relationships, and developed technology have weighted average remaining amortization periods of 0.67 years each.

Intangible assets not subject to amortization totaled $0.1 million at December 31, 2025 and December 31, 2024 and related to the Company’s domain name.

Future amortization expense of intangible assets is as follows:

2026	4,243,000
Total	$4,243,000

8. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2025	December 31, 2024
Compensation expenses*	$3,537,000	$1,983,000
Taxes payable	272,000	729,000
Insurance	502,000	16,000
Accrued liability for fees to be paid in common stock	—	1,584,000
Professional fees and royalties	89,000	402,000
Warranty liabilities	561,000	276,000
Customer deposits	—	17,000
Other	499,000	634,000
Total	$5,460,000	$5,641,000

*Compensation expenses include restructuring costs of $0.3 million and $0.6 million as of December 31, 2025 and 2024, respectively. Refer to Note 11 (Commitments and Contingencies).

9. Debt

JGB Debentures

On May 24, 2024, the Company entered into a securities purchase agreement with certain accredited investors (the “Holders”) and JGB Collateral LLC, as collateral agent for the Holders, for the sale by the Company in a private placement (the “JGB Debentures Offering”) of:

•
38,000 shares (the “Shares”) of the Company’s common stock, and
•
Senior Secured Convertible Debentures in the aggregate principal amount of $20.0 million (the “Debentures”), for an aggregate purchase price of $18.0 million.

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

Debentures

The Debentures have an aggregate face value of $20.0 million and were issued with an original issue discount of $2.0 million. The Debentures mature on May 24, 2026, and have an interest rate of 11.0% per annum payable monthly on the last business day of each calendar month. During the year ended December 31, 2025, the Company paid the Holders $1.4 million in interest, which is included in the change in fair value within other income (expense), net.

The Company recorded the Debentures at their fair value at issuance of $19.9 million, per the fair value option under ASC 825 (refer to Note 4 (Investments and Fair Value Measurements)) and they will be measured on a recurring basis and adjusted through other income and expense, net. The Shares were recorded at $0 in common stock and additional paid in capital, which represents the residual amount after allocation of proceeds to the Debentures at fair value. During the year ended December 31, 2024, the Company recognized an initial loss on the issuance of the Debentures of $1.9 million for the difference between the fair value of the Debentures and proceeds from the transaction, which was recorded in other income (expense) on the consolidated statement of operations. The Company incurred debt issuance costs of $1.7 million related to the JGB Debentures Offering, which was charged to interest expense and recorded in other income (expense) on the consolidated statement of operations.

The Holders of the Debentures requested that the Company redeem up to $1.0 million per calendar month of its Debentures and may request redemption up to $0.5 million per calendar month beginning in January 2025 to July 2025, and up to $1.4 million from August 2025 onward. The table below shows the amount of potential redemptions each year until the maturity of the Debentures as of December 31, 2025.

2026	10,266,000
Total	$10,266,000

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

As of December 31, 2025, the Company had $10.3 million of principal outstanding, including $0.5 million of the “Fill-Up Amount” (as defined in the JGB Amendment (as defined below)) that was adjusted to the principal outstanding balance as of December 31, 2024. The Fill-Up Amount represents the shares issuable to adjust for stock price volatility between the date of the settlement agreement and the effective date of the resale registration statement registering such shares for issuance. The Fill-Up Amount shall be payable by adding each Holder’s pro rata share of the Fill-Up Amount to its Debenture. Refer to Note 4 (Investments and Fair Value Measurements), for fair value measurements and additional discussion. The activity for the year ended December 31, 2025 was as follows:

Debentures
Principal balance, January 1, 2025	$15,491,000
Less:
Conversions	(350,000)
Redemption payments of principal	(4,875,000)
Debentures principal balance, December 31, 2025	$10,266,000

JGB Amendment

On December 31, 2024, the Company entered into an amendment of the Debentures (the “JGB Amendment”) with the Holders thereof. Pursuant to the JGB Amendment, the parties agreed that (i) no amortization payment would be paid in December 2024; (ii) the maximum monthly amortization payments due between January 2025 and July 2025 would be reduced from $1.0 million per month to $0.5 million per month; (iii) the maximum monthly amortization payments due from August 2025 through repayment in full of the principal aggregate amount would be $1.4 million per month; (iv) the conversion price of the Debentures would be reduced from $120.00 to $16.20; and (v) the Debentures would become non-callable by the Company until August 2025. As consideration for the JGB Amendment, the Company issued to the Holders approximately 83,333 shares of its common stock (the “Private Placement Shares”).

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

High Trail Agreement & Amendment

The Company entered into a securities purchase agreement (the “Purchase Agreement”) with High Trail Special Situations LLC (the “Purchaser” or “High Trail”) on October 11, 2023, pursuant to which the Company agreed to issue and sell, for an aggregate $80.0 million in gross proceeds:

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

On February 27, 2024, the Company entered into a letter agreement and an Amendment to the Initial Registered Note (the “Note Amendment”), with the Purchaser of the High Trail Notes, which provided for, among other things, the following:

•
Reduction of the minimum available liquidity covenant from $50.0 million to $25.0 million;
•
Reduction of the restricted cash covenant from $35.0 million to the amount equal to the sum of (i) the outstanding principal amount of the Registered Notes plus (ii) approximately $0.7 million, which will be further reduced as the remaining principal on the Registered Notes are retired;
•
Cancellation of the March 2024 partial redemption payment and delay of the April 2024 partial redemption payment;

•
Redemption of the outstanding $17.0 million balance of the Private Placement Notes at a redemption price of 115% for a total redemption payment of approximately $19.6 million;
•
Redemption of approximately $10.7 million of the Registered Notes at a redemption price of 115% for a total redemption payment of approximately $12.3 million; and
•
Increase of $1.0 million to the Retirement Fee (as defined in the Notes) of the Private Placement Notes to $3.2 million payable concurrently with redemptions of the Initial Private Placement Note.

Immediately following the redemptions above, there was approximately $24.3 million in aggregate principal amount of the Registered Notes outstanding.

High Trail Redemption Agreement

On May 23, 2024, in connection with the JGB Debentures Offering, the Company entered into a redemption agreement (the “High Trail Agreement”) with High Trail. Pursuant to the High Trail Agreement, the Company agreed to redeem the entire outstanding principal amount of $15.3 million under the High Trail Note at a redemption price of 115% for a total redemption payment of $17.6 million (the “Redemption Payment”). Upon High Trail’s receipt of the Redemption Payment on May 24, 2024, the High Trail Note and related Option were cancelled. In addition, the Company agreed to pay High Trail a retirement fee of $2.2 million and to reimburse High Trail for all of its reasonable and documented out-of-pocket expenses incurred with the release and termination of security interests relating to the High Trail Notes.

The Company recognized a loss on the extinguishment of the High Trail Note of $1.1 million, and a gain on the extinguishment of the Purchase Option (as defined in Note 4 (Investments and Fair Value Measurements)) of $5.1 million, for a net gain of $4.0 million, which was recorded in other income (expense) on the consolidated statement of operations in May 2024 upon extinguishment.

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

As of December 31, 2025, the Company had no principal outstanding under the High Trail Notes (refer to Note 8 (Investments and Fair Value Measurements), for fair value measurements and additional discussion).

Other Income (Expense), Net

The following is a summary of the charges included within other income (expense), net on the consolidated statement of operations:

	December 31,
	2025	2024
Debt issuance costs on sale of convertible debenture	$—	$(1,747,000)
Other interest expense	(298,000)	(289,000)
Changes in estimated fair value on High Trail notes and convertible debentures	3,784,000	(2,084,000)
Other income (expense)	2,414,000	(716,000)
Gain on High Trail extinguishment	—	3,965,000
Loss on issuance of convertible debentures and High Trail notes payable	—	(1,890,000)
Loss on extinguishment of convertible debentures payable	—	(7,341,000)
Total other income (expense)	$5,900,000	$(10,102,000)

Included within Other income (expense) for the year ended December 31, 2025 is $2.3 million related to an ERC refundable tax credit received during the year from the IRS for eligible businesses affected by the COVID-19 pandemic.

10. Stockholders’ Equity and Stock-Based Compensation

Common Stock

The Company is currently authorized to issue up to 400 million shares of $0.0001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Preferred Stock

The Company is currently authorized to issue up to 10 million shares of $0.0001 par value preferred stock. No preferred stock was issued or outstanding as of December 31, 2025 and December 31, 2024.

Reverse Stock Splits

On January 24, 2025, the Company completed a reverse stock split of its outstanding shares of common stock pursuant to which every 60 shares of issued and outstanding common stock were exchanged for one share of common stock. No fractional shares were issued in the reverse stock split. Instead, the Company paid cash (without interest) equal to such fraction multiplied by $9.75 per share (a price equal to the average of the closing sales prices of the common stock on The Nasdaq Capital Market during regular trading hours for the five consecutive trading days immediately preceding January 27 with such average closing sales prices being adjusted to give effect to a Reverse Stock Split). All share and per share amounts included within these consolidated financial statements have been retrospectively adjusted to reflect the reverse stock split.

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

Wainwright At-the-Market Facility

On February 21, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million, through or to Wainwright, acting as sales agent or principal. The Company agreed to pay Wainwright a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Wainwright with customary indemnification and contribution rights. From February 24, 2025 to December 31, 2025, the Company sold approximately 3.0 million shares of common stock under the ATM Agreement at an average share price of $3.06 per share, and received gross proceeds of approximately $9.2 million before deducting offering costs of $0.3 million. From January to March 2026, the Company sold approximately 0.4 million shares of common stock under the ATM Agreement at an average share price of $1.30 per share, and received gross proceeds of approximately $0.6 million before deducting offering costs of $0.02 million.

Stock Warrants

A summary of the Company’s warrant activity for the years ended December 31, 2025 and 2024 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	362,000	$262.61	4.78	$—
Granted	1,192,000	29.29	—	—
Exercised	(134,000)	0.06	—	—
Canceled	(300)	516.00	—	—
Outstanding at December 31, 2024	1,419,700	$91.34	1.40	$—
Granted	11,016,000	2.72	—	—
Exercised	(355,000)	0.05	—	—
Canceled	(200)	198.00	—	—
Outstanding at December 31, 2025	12,080,500	$13.22	2.87	$—

In connection with the registered direct offering and public offering (as described under the heading “Registered Direct Offering” and “September 2025 Public Offering” below) the Company issued warrants to purchase shares of the Company’s common stock.

2018 Equity Incentive Plan

In August 2018, the Company’s board of directors (the “Board”) and its stockholders adopted the 2018 Equity Incentive Plan (the “2018 Plan”), as a successor to and continuation of the Company’s 2006 Equity Incentive Plan (the “2006 Plan”). Under the 2018 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then its employees, directors and consultants, including employees and consultants of its affiliates. The Company had initially reserved approximately 2,500 shares of common stock for issuance under the 2018 Plan, which is the sum of (1) approximately 1,700 new shares, plus (2) the number of shares that remained available for issuance under the 2006 Plan at the time the 2018 Plan became effective, and (3) any shares subject to outstanding stock options or other stock awards that were granted under the 2006 Plan that would have otherwise returned to the 2006 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2019 through January 1, 2028, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Board. As of December 31, 2025, approximately 14,000 shares of common stock were authorized for future grants under the 2018 Plan.

2020 Inducement Plan

In August 2020, the Company’s Board adopted the 2020 Inducement Plan, which was further amended by the Board on October 6, 2021, and November 21, 2022. Under the 2020 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then its employees, directors and consultants, including employees and consultants of its affiliates. The Company initially reserved approximately 3,500 shares of common stock for issuance under the 2020 Plan. An approximate additional 1,700 of shares of common stock were reserved for issuance under the Inducement Plan on each of October 6, 2021 and November 21, 2022 for a total of approximately 6,900 shares pursuant to amendments approved by the Board. As of December 31, 2025, approximately 35,000 shares of common stock were authorized for future grants under the 2020 Plan.

Employee Stock Purchase Plan

In August 2018, the Board and the Company’s stockholders adopted the 2018 Employee Stock Purchase Plan (the “ESPP”). A total of approximately 300 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2019, through January 1, 2028, by the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of the automatic increase, (2) 400 shares, or (3) a lesser number of shares as determined by the Board. As of December 31, 2025, approximately 1,000 shares of common stock were authorized for future grants under the ESPP plan. The Company had temporarily suspended the ESPP plan as of December 31, 2024 and the plan remained suspended as of December 31, 2025.

Stock Options

A summary of the Company’s stock option activity during the year ended December 31, 2025 is as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	56,000	$937.32	7.90	$—
Granted	150,000	3.49	—	—
Exercised	—	—	—	—
Canceled	(16,000)	473.68	—	—
Outstanding and expected to vest at December 31, 2025	190,000	237.26	8.71	—
Vested and exercisable at December 31, 2025	56,000	$741.12	7.60	$—

The weighted-average grant date fair value of stock option grants during the years ended December 31, 2025 and 2024 was $3.14 and $39.48, respectively. The total intrinsic value of the stock options exercised during the years ended December 31, 2025 and 2024 was zero. The contractual term of stock options granted to employees was 10 years, which is also the maximum contractual term permitted for stock options (and stock appreciation rights) issued under the 2018 Plan. Stock options generally vest or become exercisable monthly over a four-year period.

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

On February 2, 2026, the compensation committee of the Company’s board of directors granted various executive officers stock options to purchase an aggregate of approximately 162,000 shares of common stock at an exercise price of $1.27 per share, with an effective grant date and vesting commencement date of February 2, 2026.

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

Restricted Stock Units and Performance Stock Units

The Company issues restricted stock units (“RSU”) and performance stock units (“PSU”). The Company grants restricted stock pursuant to the 2018 Plan and satisfy such grants through the issuance of new shares. RSUs are share awards that, upon vesting, will deliver to the holder shares of our common stock. For grants prior to 2023, RSUs generally vest over a two-year period with equal vesting annually. For grants beginning in 2023, RSUs generally vest over a four-year period with equal vesting monthly beginning one year after the grant date. The Company issues PSUs for which the number of shares issuable at the end of a four-year performance period is based on our performance relative to specified revenue targets and continued employment through the vesting period.

The following table summarizes RSU activity during the year ended December 31, 2025:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2025	6,000	$272.04
Granted	—	—
Released	(1,740)	309.37
Forfeited	(770)	230.69
Outstanding at December 31, 2025	3,490	$290.34

The total fair value of the RSUs that vested during the years ended December 31, 2025 and 2024 was $0.5 million and $0.7 million, respectively, determined as of the date of vesting. The weighted average remaining contractual term for the RSUs was 2.1 years as of December 31, 2025.

The following table summarizes PSU activity during the year ended December 31, 2025:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2025	480	$2,844.00
Granted	—	—
Released	(480)	2,844.00
Forfeited	—	—
Outstanding at December 31, 2025	—	$—

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

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense for the years ended December 31, 2025 and 2024 as follows:

	Years Ended December 31,
	2025	2024
Cost of product revenue	$136,000	$271,000
Cost of service and other revenue	—	94,000
Research and development	617,000	2,149,000
General and administrative	3,781,000	7,222,000
Total stock-based compensation expense	$4,534,000	$9,736,000

The weighted-average assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of the employee stock option grants during the years ended December 31, 2025 and 2024 were as follows:

	Years Ended December 31,
	2025	2024
Risk-free interest rate	4.1%	4.3%
Expected volatility	135.0%	86.2%
Expected term (in years)	5.7	5.7
Expected dividend yield	0.0%	0.0%

Risk-free interest rate. The risk-free rate assumption is based on the U.S. Treasury instruments, the terms of which were consistent with the expected term of the Company’s stock options.

Expected volatility. The Company incorporates the Company’s own volatility assumption into the expected volatility calculation for Black-Scholes by using an equal weighting of the Company’s historical stock volatility and the historical volatilities of a group of industry peers whose share prices are publicly available. Effective January 1, 2025, the Company uses 100% of its historical stock volatility in the expected volatility calculation for Black-Scholes.

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

Unrecognized Stock-Based Compensation Expense

As of December 31, 2025, the unrecognized compensation expense for all non-vested share-based awards was $2.5 million, and is expected to be recognized as expense over a weighted-average period of 1.2 years.

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

On July 4, 2024, the Company entered into a securities purchase agreement (the “July 2024 Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue and sell, (i) in a registered direct offering priced at-the-market consistent with the rules of the Nasdaq Stock Market (the “July 2024 Registered Direct Offering”): (a) an aggregate of approximately 195,000 shares of the Company’s common stock, and (b) pre-funded warrants to purchase up to an aggregate of approximately 97,000 shares of common stock (the “July Pre-Funded Warrants”), and (ii) in a concurrent private placement (the “Private Placement” and together with the July 2024 Registered Direct Offering, the “July 2024 Offering”), Series A warrants to purchase up to an aggregate of approximately 292,000 shares of common stock (the “Series A Warrants”) and Series B warrants to purchase up to an aggregate of approximately 292,000 shares of common stock (the “Series B Warrants”, and together with the Series A Warrants, the “July Purchase Warrants”). Each share of common stock and each July Pre-Funded Warrant sold pursuant to the July 2024 Purchase Agreement were accompanied by one Series A Warrant and one Series B Warrant. The combined purchase price of each share of common stock and accompanying July Purchase Warrants was $34.260 per share. The combined purchase price of each July Pre-Funded Warrant and accompanying July Purchase Warrants was 34.259 (equal to the combined purchase price per share of common stock and accompanying July Purchase Warrants, minus $0.001). The gross proceeds to the Company from the July 2024 Offering were approximately $10.0 million (excluding up to $20.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the July Purchase Warrants issued in the Private Placement which was contingent upon the July Stockholder Approval described below), before deducting placement agent fees and other offering expenses payable by the Company. The Company received net proceeds of $9.3 million after deducting placement agent fees and other offering expenses of $0.7 million payable by the Company.

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

The combined purchase price of each share of common stock and accompanying January Purchase Warrant was $15.120 per share. The combined purchase price of each January Pre-Funded Warrant and accompanying January Purchase Warrant was $15.119 (equal to the combined purchase price per share of common stock and accompanying January Purchase Warrant, minus $0.001). The gross proceeds to the Company from the January 2025 registered direct offering were approximately $10.0 million (excluding up to approximately $10.0 million of aggregate gross proceeds that may be received in the future upon the cash exercise of the January Purchase Warrants which was contingent upon stockholder approval, which was obtained in June 2025), before deducting placement agent fees and other offering expenses payable by the Company. Each January Purchase Warrant is exercisable for one share of common stock at an exercise price of $15.120 per share beginning on the effective date of stockholder approval, or June 11, 2025, of the issuance of the shares of common stock upon exercise of the January Purchase Warrants (the “Stockholder Approval”). The January Purchase Warrants will expire on the five-year anniversary of the Stockholder Approval. The January Pre-Funded Warrants were immediately exercisable and were exercised in full in January 2025.

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

September 2025 Public Offering

On September 16, 2025, the Company commenced a best efforts public offering (the “September 2025 Offering”) of an aggregate of (i) 4.925 million shares of its common stock, (ii) pre-funded warrants (the “September Pre-Funded Warrants”) to purchase up to an aggregate of 75,000 shares of common stock, (iii) Series E warrants (the “Series E Warrants”) to purchase up to an aggregate of 5.0 million shares of common stock, and (iv) Series F warrants (the “Series F Warrants,” to purchase up to an aggregate of 5.0 million shares of common stock. Each share of common stock or September Pre-Funded Warrant was sold together with one Series E Warrant to purchase one share of common stock and one Series F Warrant to purchase one share of common stock.

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

11. Commitments and Contingencies

Leases

The Company has entered into various operating lease agreements and a finance lease agreement, primarily relating to the Company's office, laboratory, and manufacturing space.

Operating leases

In connection with the Company’s restructuring initiatives, the Company entered into a lease termination agreement on February 28, 2024 with the landlord for the facility in Salt Lake City, as further described under the heading “Restructuring Expenses” in Note 2 (Summary of Significant Accounting Policies). The Company continued to lease the property through June 2024.

In January 2025, the Company entered into a lease termination agreement with the landlord for the facility in Pleasanton, California, that resulted in a one-time termination fee of approximately $0.3 million in the first quarter of 2025. The Company continued to lease the property through the end of January 2025. The Company accounted for the lease amendment as a lease termination and recorded a gain of $0.4 million during the year ended December 31, 2025. Further, the restricted cash of $0.4 million held under the letter of credit related to the lease assumed in the acquisition of Purigen in 2022 expired concurrently with the payment of the above termination fee.

In June 2025, the Company executed an amendment to its headquarters facility to extend the lease term through December 2030. The Company accounted for the lease amendment as a lease modification and recorded a gain of $0.1 million during the year ended December 31, 2025.

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

Supplemental information pertaining to the Company’s leases in which the Company is the lessee is as follows:

	Year Ended December 31,
	2025	2024
Cash payments included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,410,000	$2,754,000
Operating cash flows from finance leases	$267,000	$271,000
Financing cash flows from finance leases	$71,000	$58,000
Weighted-average remaining lease term:
Operating leases	4.93 years	1.54 years
Finance leases	15.17 years	16.17 years
Weighted-average discount rate:
Operating leases	10.9%	9.1%
Finance leases	7.1%	7.1%
Noncash lease liabilities resulting from obtaining right-of-use assets
Operating leases	$2,966,000	$—

The following table provides the components of the Company’s lease cost:

	Year Ended December 31,
	2025	2024
Operating leases
Operating lease costs	$1,517,000	$2,632,000
Variable lease costs	652,000	791,000
Total rent expense	2,169,000	3,423,000
Finance lease
Amortization of right of use assets	204,000	204,000
Interest on lease liabilities	267,000	271,000
Variable lease costs	38,000	32,000
Total finance lease costs	509,000	507,000
Gross sublease income	(178,000)	(176,000)
Total lease costs	$2,500,000	$3,754,000

The future minimum payments under non-cancellable operating and finance leases as of December 31, 2025, are as follows:

	Operating Leases	Finance Lease
2026	782,000	346,000
2027	769,000	357,000
2028	804,000	365,000
2029	840,000	373,000
2030	1,052,000	382,000
Thereafter	—	4,474,000
Total future lease payments	4,247,000	6,297,000
Less: imputed interest	(1,061,000)	(2,568,000)
Total lease liabilities	3,186,000	3,729,000
Less: lease liability, current portion	697,000	249,000
Lease liability, net of current portion	$2,489,000	$3,480,000

Purchase Commitments

During the year ended December 31, 2025, the Company operated under an agreement with its instrument contract manufacturer under which it made weekly deposits for future inventory purchases through November 21, 2025. Total payments during the year ended December 31, 2025 were $1.9 million. The payments created a deposit for inventory Bionano purchased above the 2025 minimum order quantity and guaranteed the availability of certain raw materials previously purchased by the contract manufacturer to build instruments.

Restructuring

The 2024 Workforce Reductions described in Note 2 (Summary of Significant Accounting Policies) comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California Worked Adjustment and Retraining Notification (“WARN”) Act.

There were no restructuring charges incurred for the year ended December 31, 2025. The following is a summary of restructuring charges associated with the reduction in force for the year ended December 31, 2024 including severance and other exit related costs:

Year Ended December 31,
2024
Severance	$5,475,000
Lease related expenses	374,000
Contracted services and consulting	2,173,000
Total restructuring charges included in operating expenses	$8,022,000
COGS restructuring	$157,000
Total restructuring charges	$8,179,000

The following restructuring liability activity was recorded in connection with the reductions in force for the year ended December 31, 2025 included within accrued expenses on the consolidated financial statements:

Accrued restructuring as of January 1, 2024	$83,000
Restructuring charges incurred during the period	$8,179,000
Cash payments	$(7,701,000)
Accrued restructuring as of December 31, 2024	$561,000
Restructuring charges incurred during the period	—
Cash payments	$(302,000)
Accrued restructuring as of December 31, 2025	$259,000

Litigation

From time to time, the Company may be subject to potential liabilities under various claims and legal actions that are pending or may be asserted. These matters arise in the ordinary course and conduct of the business. The Company regularly assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in the consolidated financial statements. An estimated loss contingency is accrued in the consolidated financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on the Company’s assessment, it currently does not have any material loss exposure as it is not a defendant in any material claims or legal actions.

12. Income Taxes

The domestic and foreign components of loss before income taxes are as follows:

	Year Ended December 31,
	2025	2024
Domestic	$(26,450,000)	$(112,422,000)
Foreign	122,000	438,000
Loss before provision for income taxes	$(26,328,000)	$(111,984,000)

The provision for domestic and foreign income taxes is as follows:

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
Foreign	51,000	34,000
State and local	16,000	(1,000)
Total current income tax provision	$67,000	$33,000
Deferred:
Federal	$—	$—
Foreign	—	—
State and local	—	—
Total deferred income tax provision	—	—
Income tax provision	$67,000	$33,000

Reconciliations of the income tax computed at the federal statutory tax rate to the provision for income taxes are as follows:

	Year Ended December 31,
	2025		2024
	$	%	$	%
U.S. federal statutory tax rate	$(5,529,000)	21.00%	$(23,517,000)	21.00%
State and local income tax, net of federal income tax effect	176,000	-0.67%	367,000	-0.33%
Foreign tax effects	25,000	-0.10%	(57,000)	0.05%
Tax credits
Research and development tax credits	(234,000)	0.89%	145,000	-0.13%
Change in valuation allowance	5,491,000	-20.86%	26,974,000	-24.09%
Nontaxable or nondeductible items
Contingent consideration liability	—	0.00%	(2,287,000)	2.04%
Officers’ compensation	22,000	-0.08%	188,000	-0.17%
Stock-based compensation	752,000	-2.86%	1,716,000	-1.53%
Convertible debentures and warrants	(795,000)	3.02%	1,544,000	-1.38%
Other	20,000	-0.07%	44,000	-0.04%
Changes in unrecognized tax benefits	—	0.00%	—	0.00%
Other
Section 382	—	0.00%	(4,239,000)	3.79%
Other	139,000	-0.52%	(845,000)	0.75%
Provision for income taxes	$67,000	-0.25%	$33,000	-0.04%

State taxes in California, Massachusetts and Texas made up the majority (greater than 50%) of the Company’s state and local taxes for the years ended December 31, 2025 and 2024.

Significant components of the Company’s deferred tax assets at December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$123,470,000	$113,907,000
Research and development credits	9,363,000	9,130,000
Stock-based compensation	2,315,000	2,136,000
ASC 842 - lease liability	1,510,000	1,529,000
UNICAP	298,000	527,000
Sec 174 Capitalization	10,725,000	14,759,000
Other	1,328,000	1,708,000
Total gross	149,009,000	143,696,000
Deferred tax liabilities:
Depreciation	(195,000)	—
Amortization	(926,000)	(2,100,000)
ASC 842 - ROU asset	(1,378,000)	(1,124,000)
Less: valuation allowance	(146,510,000)	(140,472,000)
Deferred tax assets, net of valuation allowance	$—	$—

	Year Ended December 31,
	2025	2024
Deferred tax assets - Valuation allowance:
Balance at beginning of the year	$140,472,000	$110,713,000
Federal increase	5,491,000	26,974,000
State increase	547,000	2,785,000
Balance at the end of the year	$146,510,000	$140,472,000

As of December 31, 2025, the Company had federal and state tax net operating loss carryforwards of $531.2 million and $199.9 million, respectively. The federal tax loss carryforwards include $489.6 million that do not expire but utilization is limited to 80% of the Company’s taxable income in any given tax year based on current federal tax laws. The remaining federal tax loss carryforwards of $41.6 million and state tax loss carryforwards begin to expire in 2027 and 2026, respectively. As of December 31, 2025, the Company also had federal and California research credit carryforwards of $7.3 million and $10.6 million, respectively. The federal research credit carryforwards begin to expire in 2027. The California research credits carry forward indefinitely.

Management assesses all available evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company has experienced net losses since inception, and the revenue and income potential of the Company’s business and market are unproven. Due to the Company’s continuing research and development (“R&D”) activities, the Company expects to continue to incur net losses into the foreseeable future. As such, the Company cannot conclude that it is more likely than not that its deferred tax assets will be realized. A valuation allowance of $146.5 million, and $140.5 million as of December 31, 2025, and 2024, respectively, had been established to offset the deferred tax assets.

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

The Company had performed an ownership change analysis pursuant to Section 382 of the Code through tax year 2023 and identified that ownership changes occurred on various dates that will limit the Company’s ability to utilize its net operating loss and R&D credit carryforwards. Based on the analysis, the Company’s deferred tax assets related to the tax attributes that will expire unused as a result of the ownership change limitations (and their corresponding valuation allowance) have been adjusted as of December 31, 2023 and were further adjusted at December 31, 2024. As a result of limitations arising from the prior ownership changes, $29.3 million of federal and $4.6 million of California net operating loss carry-forwards were removed from the inventory of deferred tax assets as of December 31, 2024. In addition, $5.9 million of federal R&D tax credits were removed from the deferred tax assets as of December 31, 2024. Further, the Company’s deferred tax assets associated with such tax attributes could be significantly reduced upon a future ownership change within the meaning of Section 382 of the Code.

Reconciliations of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, are as follows:

	Year Ended December 31,
	2025	2024
Balance at beginning of the year	$6,943,000	$4,987,000
Additions for tax positions taken in the prior year	—	1,190,000
Additions for tax positions taken in the current year	185,000	766,000
Balance at the end of the year	$7,128,000	$6,943,000

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

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual of interest and penalties on the Company’s balance sheets and had not recognized any interest and penalties in the statements of operations for the years ended December 31, 2025 and 2024.

The Company is subject to taxation in the United States, the United Kingdom and China. The Company’s tax years from 2007 (inception) are subject to examination by the United States and state authorities due to the carry forward of unutilized net operating losses and R&D credits.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The new tax law contains several key provisions affecting corporations including but are not limited to expensing of domestic specified research or experimental expenditures and one hundred percent bonus depreciation on eligible property after January 19, 2025. In accordance with Accounting Standards Codification (ASC) 740, Income Taxes, the Company is required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring the estimated U.S. deferred tax assets and liabilities. Because of the full valuation allowance, there is no effect to deferred tax assets and liabilities for the year ended December 31, 2025. The Company will continue to apply OBBBA tax law changes as required or elected in future years.

The amounts of cash taxes paid are as follows:

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
Foreign	113,000	48,000
State and local	6,000	6,000
Total	$119,000	$54,000

In 2025, the only foreign jurisdiction with cash taxes paid was the United Kingdom.

13. Employee Benefits

The Company has a defined contribution 401(k) plan available to eligible employees. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, limited to the maximum amount allowable under federal tax regulations. The Company, at its discretion, may make certain contributions to the 401(k) plan. The Company expensed matching contributions of zero and $1.4 million for the years ended December 31, 2025 and 2024, respectively.

14. Segment Reporting

The following table presents financial information with respect to the Company’s single operating segment, including significant segment expenses, which are regularly provided to the CODM and included within consolidated operating loss:

	Year Ended December 31,
	2025	2024
Revenues	$28,508,000	$30,776,000
Cost of revenue	15,323,000	30,396,000
Operating expenses
Salaries, wages, and benefits	24,353,000	51,136,000
Contracted services	9,304,000	18,892,000
Non-inventory materials	953,000	2,716,000
Consulting	1,203,000	4,659,000
Rent and facilities	2,553,000	4,095,000
Depreciation and amortization	7,161,000	8,826,000
Travel and entertainment	619,000	1,654,000
Administrative and other	378,000	12,385,000
Total operating expenses	46,524,000	104,363,000
Loss from operations	$(33,339,000)	$(103,983,000)

Administrative and other primarily includes operating expenses for gain on lease termination/modification, intangible assets and other long-lived assets impairment, changes in fair value of contingent consideration, disposals of property, plant, and equipment, and taxes, interest, and fees.

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

As of December 31, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this assessment, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

As of December 31, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be set forth under the captions “Proposal 1 – Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Information Regarding Committees of the Board of Directors,” “Executive Officers,” and “Delinquent Section 16(a) Reports,” if any, in our definitive proxy statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated in this Annual Report by reference.

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

The following consolidated financial statements of Bionano Genomics, Inc are included in Item 8 of this report:

•
Reports of Independent Registered Public Accounting Firm
•
Consolidated Balance Sheets — December 31, 2025 and 2024
•
Consolidated Statements of Operations — years ended December 31, 2025 and 2024
•
Consolidated Statements of Comprehensive Loss — years ended December 31, 2025 and 2024
•
Consolidated Statements of Stockholders’ Equity (Deficit) – years ended December 31, 2025 and 2024
•
Consolidated Statements of Cash Flows — years ended December 31, 2025 and 2024
•
Notes to Consolidated Financial Statements
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

Exhibit Number	Description
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

4.21	Form of Note, representing the Company’s Senior Secured Convertible Notes due 2025 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on October 11, 2023).
4.22

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

10.5^

Form of Securities Purchase Agreement, dated September 16, 2025, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2025).

Exhibit Number	Description
10.6+

Bionano Genomics, Inc. 2018 Equity Incentive Plan, as amended (the “2018 Plan”) (incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 (File No. 333-245764), filed with the SEC on August 13, 2020).

10.6A+

Forms of grant notice, stock option agreement and notice of exercise under the 2018 Plan (incorporated by reference to Exhibit 10.2A of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2023).

10.6B+

Forms of director grant notice, stock option agreement and notice of exercise under the 2018 Plan (incorporated by reference to Exhibit 10.2B of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2023).

10.6C+

Forms of double-trigger grant notice, stock option agreement and notice of exercise under the 2018 Plan (incorporated by reference to Exhibit 10.2C of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2023).

10.6D+

Forms of international grant notice, stock option agreement and notice of exercise under the 2018 Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225970), as amended, filed with the SEC on August 17, 2018).

10.6E+

Forms of restricted stock unit grant notice and restricted stock unit award agreement under the Bionano Genomics, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2021).

10.6F+

Bionano Genomics, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.5 of the Registrant’s Registration Statement on Form S-8 (File No. 333-227073), filed with the SEC on August 28, 2018).

10.6G+

Bionano Genomics, Inc. 2020 Inducement Plan, as amended (incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-8 (File No. 333-286325), filed with the SEC on March 31, 2025).

10.6H+

Form of Stock Option Grant Notice and Stock Option Agreement under the Bionano Genomics, Inc. 2020 Inducement Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 24, 2020).

10.6I+

Bionano Genomics, Inc. Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022).

10.7+

Form of Indemnification Agreement by and between the Registrant and each director and executive officer (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2020).

10.8+

Employment Agreement by and between the Registrant and R. Erik Holmlin, Ph.D., dated November 7, 2017, as amended (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-225970), as amended).

10.9+

Employment Agreement, effective as of August 31, 2020, by and between Alka Chaubey and the Company (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2020).

10.10+

Employment Agreement by and between the Registrant and Mark Oldakowski, dated November 7, 2017 (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-225970), as amended).

10.11

Lease by and between the Registrant and The Irvine Company LLC, dated January 16, 2012 (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-225970), as amended).

Exhibit Number	Description
10.11A

First Amendment to the Lease by and between the Registrant and The Irvine Company LLC, dated September 10, 2013 (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-225970), as amended).

10.11B

Second Amendment to the Lease by and between the Registrant and The Irvine Company LLC, dated July 1, 2015 (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-225970), as amended).

10.11C

Third Amendment to the Lease by and between the Registrant and The Irvine Company LLC, dated December 19, 2019 (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2021).

10.11D

Fourth Amendment to the Lease by and between the Registrant and The Irvine Company LLC, dated February 15, 2021 (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2021).

10.11E

Fifth Amendment to the Lease by and between the Registrant and The Irvine Company, LLC, dated January 12, 2022. (incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2022).

10.11F

Sixth Amendment to the Lease by and between the Registrant and The Irvine Company, LLC, dated June 27, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q, filed with the SEC on August 14, 2025).

10.12

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

10.17#~	Technology as a Service Agreement by and between the Registrant and Skywater Technology Foundry, Inc. dated May 21, 2025.
10.18#~	Supply Agreement by and between the Registrant and Teledyne MEMS (a business unit of Teledyne Digital Imaging, Inc.), dated August 8, 2025.
10.19^

Securities Purchase Agreement, dated October 11, 2023, by and among the Company and the Purchaser named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 11, 2023).

10.20^

Letter Agreement between the Company and the Purchaser named therein, dated February 27, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 28, 2024).

Exhibit Number	Description
10.21

Separation Agreement, effective as of February 20, 2025, by and between Gülsen Kama and the Company (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 31, 2025).

10.22^#

Securities Purchase Agreement, dated May 24, 2024, by and among the Company and the Buyers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2024)

10.23^#

Security Agreement, dated as of May 24, 2024, by and among the Company, BioDiscovery, LLC, Lineagen, Inc., Purigen Biosystems, Inc., and JGB Collateral LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2024)

10.24

Placement Agency Agreement, dated May 24, 2024, by and between the Company and Canaccord Genuity LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2024).

10.25

Registration Rights Agreement, dated May 24, 2024, by and between the Company and the Investors (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2024).

19.1	Bionano Genomics, Inc. Insider Trading and Window Period Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 31, 2025).
21.1~	Subsidiaries of the Registrant.
23.1~	Consent of BDO USA, P.C., independent registered public accounting firm.
24.1	Power of Attorney (included on signature page).
31.1~	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*~	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Bionano Genomics, Inc. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 5, 2024).
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema with embedded linkbases Document.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
^

Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

+	Indicates management contract or compensatory plan.
#

Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the Exhibits to the SEC upon its request.

€

Pursuant to Item 601(b)(10) of Regulation S-K, certain portions of this exhibit have been omitted (indicated by “[***]”) because the Company has determined that such information is not material and is the type that the Company treats as private or confidential. The Registrant hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

*

This certification is furnished herewith and deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act (whether made before or after the date of this

Exhibit Number	Description
Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.
~	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bionano Genomics, Inc.

Date: March 23, 2026	By:	/s/ R. Erik Holmlin, Ph.D.
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

Signature	Title	Date

/s/ R. Erik Holmlin, Ph.D.	Chief Executive Officer and Director (Principal Executive and Principal Financial Officer)	March 23, 2026
R. Erik Holmlin, Ph.D.

/s/ Mark Adamchak	VP, Accounting (Principal Accounting Officer)	March 23, 2026
Mark Adamchak

/s/ David L. Barker, Ph.D.	Director	March 23, 2026
David L. Barker, Ph.D.

/s/ Albert A. Luderer, Ph.D.	Director	March 23, 2026
Albert A. Luderer, Ph.D.

/s/ Yvonne Linney, Ph.D.	Director	March 23, 2026
Yvonne Linney, Ph.D.

/s/ Hannah Mamuszka	Director	March 23, 2026
Hannah Mamuszka

/s/ Aleksandar Rajkovic, M.D., Ph.D.	Director	March 23, 2026
Aleksandar Rajkovic, M.D., Ph.D.

/s/ Christopher Twomey	Director	March 23, 2026
Christopher Twomey

/s/ Kristiina Vuori, M.D., Ph.D.	Director	March 23, 2026
Kristiina Vuori, M.D., Ph.D.