Form 10-Q
period 2026-03-31
Bionano Genomics, Inc.
filed 2026-05-13
CIK 1411690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

As of May 6, 2026, the registrant had 11,475,000 shares of Common Stock ($0.0001 par value) outstanding.

BIONANO GENOMICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIONANO GENOMICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	(Unaudited)
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$3,425	$2,990
Investments	10,980	16,279
Accounts receivable, net	4,133	5,200
Inventory	5,307	5,448
Prepaid expenses and other current assets	4,864	5,203
Restricted cash and investments	10,266	10,266
Total current assets	38,975	45,386
Property and equipment, net	14,040	14,847
Operating lease right-of-use assets	3,062	3,217
Finance lease right-of-use assets	3,044	3,095
Intangible assets, net	3,005	4,345
Other long-term assets	2,678	2,694
Total assets	$64,804	$73,584
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,062	$5,590
Accrued expenses	3,996	5,460
Contract liabilities	1,126	967
Operating lease liability	646	697
Finance lease liability	246	249
Convertible debentures payable (at fair value)	10,152	9,979
Total current liabilities	21,228	22,942
Operating lease liability, net of current portion	2,507	2,489
Finance lease liability, net of current portion	3,463	3,480
Long-term contract liabilities	143	249
Total liabilities	$27,341	$29,160
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized at March 31, 2026 and December 31, 2025; 11,276,500 and 10,740,200 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	765,373	764,026
Accumulated deficit	(727,923)	(719,620)
Accumulated other comprehensive income	12	17
Total stockholders’ equity	37,463	44,424
Total liabilities and stockholders’ equity	$64,804	$73,584

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue:
Product revenue	$6,094	$6,004
Service and other revenue	593	453
Total revenue	6,687	6,457
Cost of revenue:
Cost of product revenue	3,205	3,053
Cost of service and other revenue	230	466
Total cost of revenue	3,435	3,519
Operating expenses:
Research and development	3,139	2,370
Selling, general and administrative	8,010	9,033
Total operating expenses	11,149	11,403
Loss from operations	(7,897)	(8,465)
Other income (expense):
Interest income	223	290
Other income (expense)	(619)	5,080
Total other income (expense)	(396)	5,370
Loss before income taxes	(8,293)	(3,095)
Provision for income taxes	(10)	(7)
Net loss	$(8,303)	$(3,102)
Net loss per share, basic and diluted	$(0.76)	$(1.15)
Weighted-average common shares outstanding, basic and diluted	10,979,000	2,694,000

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Net Loss:	$(8,303)	$(3,102)
Other comprehensive loss:
Unrealized loss on investment securities	(3)	(3)
Foreign currency translation adjustments	(2)	(10)
Other comprehensive loss	$(5)	$(13)
Total comprehensive loss	$(8,308)	$(3,115)

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2025	1,865,400	$—	$728,573	$(693,225)	$27	$35,375
Stock-based compensation expense	—	—	1,587	—	—	1,587
Issue common stock and warrants, net of issuance costs	934,000	—	13,982	—	—	13,982
Issue stock for warrant exercises	280,000	—	9	—	—	9
Issuance of common stock for convertible debentures payable	22,000		350	—	—	350
Net loss	—	—	—	(3,102)	—	(3,102)
Other comprehensive loss	—	—	—	—	(13)	(13)
Balance at March 31, 2025	3,101,400	$—	$744,501	$(696,327)	$14	$48,188

Balance at January 1, 2026	10,740,200	$1	$764,026	$(719,620)	$17	$44,424
Stock-based compensation expense	—	—	670	—	—	670
Issue common stock and warrants, net of issuance costs	536,300	—	677	—	—	677
Net loss	—	—	—	(8,303)	—	(8,303)
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at March 31, 2026	11,276,500	$1	$765,373	$(727,923)	$12	$37,463

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(8,303)	$(3,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,310	2,434
Amortization of financing lease right-of-use asset	51	51
Accretion of interest on securities	(194)	(242)
Non-cash lease expense	122	120
Gain on lease modification	—	(397)
Stock-based compensation	670	1,587
Cost of leased equipment sold to customer	50	215
Change in fair value of convertible debentures	173	(5,472)
Disposal of property and equipment	34	19
Changes in operating assets and liabilities
Accounts receivable	1,067	1,398
Inventory	(106)	1,110
Prepaid expenses and other current assets	339	74
Other long-term assets	16	330
Accounts payable	(528)	(401)
Accrued expenses, contract liabilities, and lease liabilities, net	(1,417)	(488)
Net cash used in operating activities	(5,716)	(2,764)
Investing activities:
Purchase of available for sale securities	(48,672)	(64,767)
Sale and maturities of available for sale securities	54,129	50,701
Net cash provided by (used in) investing activities	5,457	(14,066)
Financing activities:
Principal payments of financing lease liability	(20)	(16)
Proceeds from sale of common stock and warrants	705	13,317
Offering expenses on sale of common stock and warrants	(28)	(919)
Proceeds from warrant and option exercises	—	9
Payments on convertible debentures	—	(1,500)
Net cash provided by financing activities	657	10,891
Effect of exchange rates on cash and cash equivalents and restricted cash	5	(9)
Net increase (decrease) in cash and cash equivalents and restricted cash	403	(5,948)
Cash and cash equivalents and restricted cash at beginning of period	4,509	9,573
Cash and cash equivalents and restricted cash at end of period	$4,912	$3,625

Reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows

Cash and cash equivalents	3,425	3,625
Money market funds classified as restricted cash and investments	1,487	—
Total cash and cash equivalents and restricted cash at end of period	$4,912	$3,625

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information
Cash paid for interest	$355	$479
Cash paid for operating lease liabilities	$121	$816
Supplemental disclosure of non-cash financing and investing activity
Transfer of instruments and servers from inventory into property and equipment, net	$247	$449
Issuance of common stock for convertible debentures payable	$—	$350
Fees paid in common stock	$—	$1,584

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

Basis of Presentation

The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting purposes. The condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, changes in equity, and comprehensive loss and cash flows for each period presented in accordance with United States generally accepted accounting principles (“U.S. GAAP”). All intercompany transactions and balances have been eliminated. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Liquidity and Going Concern

The Company has experienced recurring net losses from operations, negative cash flows from operating activities, and a significant accumulated deficit since its inception and expects to continue to incur net losses into the foreseeable future. As of March 31, 2026, the Company had approximately $3.4 million in cash and cash equivalents, $11.0 million in short-term investments, $10.3 million in restricted cash and short-term investments, and working capital of $17.7 million. The amount the Company is required to hold as restricted cash or investments is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures (as defined in Note 5 (Debt) to our unaudited condensed consolidated financial statements).

As of March 31, 2026, the Company had $10.3 million of principal outstanding under the Debentures (see Note 5 (Debt) to our unaudited condensed consolidated financial statements) and an accumulated deficit of $727.9 million. During the three months ended March 31, 2026, the Company used $5.7 million of cash in operations.

Management expects operating losses and negative cash flows to continue for at least the next year as the Company continues to incur costs related to product development and commercialization efforts. Management has prepared cash flows forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the unaudited condensed consolidated financial statements for the three months ended March 31, 2026, are issued. Management’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management’s plans to raise additional capital to fulfill its operating and capital requirements for at least twelve months include public or private equity or debt financings. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all, and if the Company is unable to raise sufficient additional capital in the very near term, it may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the United States Bankruptcy Code.

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

Significant Accounting Policies

During the three months ended March 31, 2026, there were no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Restructuring Expenses

The Company’s restructuring expense primarily consisted of actions taken in May and October 2023 (the “2023 Workforce Reductions”) and March and September 2024 (the “2024 Workforce Reductions”) in order to reduce costs and improve operations and manufacturing efficiency. Severance-related costs were accounted for as a one-time termination benefit communicated by period end without an additional service component, so the charge represented the total amount expected to be incurred. As a result of reducing facility costs and discretionary spending unrelated to headcount and combined with the cost savings from the 2023 Workforce Reductions and 2024 Workforce Reductions, such plans were intended to decrease expenses and maintain a streamlined organization to support the Company’s business. No restructuring charges were incurred during the three months ended March 31, 2026 and 2025.

Impairment of Long-Lived Assets (including Finite-Lived Intangible Assets)

Long-lived assets are reviewed for impairment if indicators of potential impairment exist. If the Company identifies a change in the circumstances related to its long-lived assets, such as property and equipment and intangible assets, that indicates the carrying value of any such asset may not be recoverable, the Company will perform an impairment analysis. A long-lived asset is not recoverable when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense. No impairment losses were recorded during the three months ended March 31, 2026 and 2025.

Inventories

The Company reviews its inventories for classification purposes. The value of inventories not expected to be realized in cash, sold or consumed during the next 12 months are classified as non-current within other long-term assets. As of March 31, 2026, $2.4 million of inventories were included in other long-term assets.

As of March 31, 2026, the Company’s excess and obsolete inventory reserve balance was $2.9 million.

Loss on disposal of property and equipment

Loss on disposal of property and equipment includes the net book value of assets that have been abandoned or retired and consists primarily of our leasehold improvements, furniture, equipment and fixtures that were abandoned and disposed of in the normal course of business. The Company recorded an immaterial loss on disposal of property and equipment during the three months ended March 31, 2026 and 2025.

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined it has one operating and reportable segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. The Company’s measure of segment performance on a consolidated basis is consolidated net loss, which the CODM uses to allocate resources, after considering the Company’s strategic priorities, its cash balance, and its expected use of cash. In making resource allocation decisions, the CODM also evaluates budgeted results compared to actual performance. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets. Refer to the unaudited condensed consolidated statements of operations and comprehensive loss for the Company’s measure of profit (loss). See also Note 9 (Segment Reporting) in the accompanying notes to the unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure about specific expense categories in the notes to financial statements. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this accounting standard update on the Company’s consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements. This ASU will improve the navigability of required interim disclosures and clarify when that guidance is applicable, and will require entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company will adopt the standard for the interim periods within the year ending December 31, 2028. The Company is currently evaluating the impact of this accounting standard update on the Company’s consolidated financial statements and related disclosures.

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

Recently Issued Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The provisions of OBBBA did not have a material impact on the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2026. The Company will continue to evaluate the impact of OBBBA on the Company’s consolidated financial statements and related disclosures for the year ending December 31, 2026.

2. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents outstanding for the period. Common share equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities which include outstanding convertible debentures payable into common stock, outstanding common warrants to purchase common stock, restricted stock units (“RSUs”), and outstanding stock options under the Company’s equity incentive plans. For all periods presented, there was no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (in common stock equivalent shares):

	March 31,
	2026	2025
Common stock options	624,000	169,000
Common warrants	12,080,500	2,080,700
Convertible debentures	634,000	842,000
RSUs	3,070	5,210
Total	13,341,570	3,096,910

3. Revenue Recognition

Revenue by Source (in thousands)

	Three Months Ended March 31,
	2026	2025
Instruments	$962	$689
Consumables	3,900	3,247
Software	1,232	2,068
Total product revenue	6,094	6,004
Services and other	593	453
Total revenue	$6,687	$6,457

Revenue by Geographic Location (in thousands)

	Three Months Ended March 31,
	2026		2025
	$	%	$	%
Americas	$2,494	37.3%	$3,058	47.3%
EMEA	3,552	53.1%	3,066	47.5%
Asia Pacific	641	9.6%	333	5.2%
Total	$6,687	100%	$6,457	100%

The tables above provide revenue from contracts with customers by source and geographic region (based on the customer’s billing address) on a disaggregated basis. Americas consists of North America and South America. EMEA consists of Europe, the Middle East and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, India and Australia.

For the three months ended March 31, 2026 and 2025, the United States represented approximately 30% and 38% of total revenue, respectively. For the three months ended March 31, 2026, France represented approximately 11% of total revenue. No other countries represented greater than 10% of total revenue during the three months ended March 31, 2026 and 2025.

Remaining Performance Obligations

As of March 31, 2026, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was $1.3 million. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations, as well as obligations related to software under hosting arrangements. The Company expects to recognize approximately 82.3% during the remainder of 2026, 13.2% in 2027, and 4.5% in 2028. Warranty revenue is included in service and other revenue.

The Company recognized revenue of $0.7 million and $0.7 million during the three months ended March 31, 2026 and 2025, respectively, which was included in the contract liability balance at the end of the year preceding each period.

4. Balance Sheet Account Details

Accounts Receivable and Allowance for Credit Losses (in thousands)

	March 31, 2026	December 31, 2025	December 31, 2024
Accounts receivable, net:
Accounts receivable, trade	$4,151	$5,218	$4,909
Less allowance for credit losses	(18)	(18)	(157)
Total accounts receivable, net	$4,133	$5,200	$4,752

Changes to the allowance for credit losses during the three months ended March 31, 2026 and 2025 were as follows (in thousands):

Allowance for Credit Losses
Balance as of January 1, 2025	$(157)
Provision for expected credit loss	—
Write-offs	49
Balance as of March 31, 2025	(108)

Balance as of January 1, 2026	(18)
Provision for expected credit loss	—
Write-offs	—
Balance as of March 31, 2026	$(18)

The Company’s analysis included an assessment of aged trade receivables balances and their underlying credit risk characteristics. The Company’s evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.

Inventory

The components of inventories, net of reserve, are as follows (in thousands):

	March 31,	December 31,
	2026	2025
Inventory:
Raw materials	$5,698	$5,539
Work in process	136	663
Finished goods	1,854	1,626
Total inventory	$7,688	$7,828
Inventories current	$5,307	$5,448
Inventories non-current (included in other long-term assets)	$2,381	$2,380

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Computer and office equipment	$2,568	$2,707
Lab equipment	14,695	14,846
Service equipment placed at customer sites	22,852	22,608
Leasehold improvements	2,506	2,886
Total property and equipment, gross	42,621	43,047
Less accumulated depreciation and amortization	(28,581)	(28,200)
Total property and equipment, net	$14,040	$14,847

For the three months ended March 31, 2026 and 2025, the Company recorded depreciation expense of $1.0 million and $1.1 million, respectively, which includes an allocation to cost of revenue of $0.7 million and $0.7 million respectively.

Intangible Assets

Intangible assets that are subject to amortization consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$1,000	$(892)	$108	$1,000	$(842)	$158
Customer relationships	3,000	(2,675)	325	3,000	(2,525)	475
Developed technology	22,800	(20,330)	2,470	22,800	(19,190)	3,610
Intangibles, net	$26,800	$(23,897)	$2,903	$26,800	$(22,557)	$4,243

Intangible assets not subject to amortization totaled $0.1 million at March 31, 2026 and December 31, 2025 and related to the Company’s domain name.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Compensation expenses	$2,429	$3,537
Taxes payable	197	272
Insurance	210	502
Professional fees and royalties	73	89
Warranty liabilities	629	561
Other	458	499
Total	$3,996	$5,460

Compensation expenses include accrued restructuring costs of $0.2 million and $0.3 million as of March 31, 2026 and December 31, 2025, respectively. Refer to Note 7 (Commitments and Contingencies).

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

The Debentures have an aggregate face value of $20.0 million and were issued with an original issue discount of $2.0 million. The Debentures mature on May 24, 2026, and have an interest rate of 11.0% per annum payable monthly on the last business day of each calendar month. During the three months ended March 31, 2026, the Company paid the Holders $0.3 million in interest, which is included in the change in fair value within other income (expense), net.

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

The Holders of the Debentures requested that the Company redeem up to $1.0 million per calendar month of its Debentures and may request redemption up to $0.5 million per calendar month beginning in January 2025 to July 2025, and up to $1.4 million from August 2025 onward. The table below shows the amount (in thousands) of potential redemptions each year until the maturity of the Debentures as of March 31, 2026.

2026	$10,266
Total	$10,266

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

As of March 31, 2026, the Company had $10.3 million of principal outstanding, including $0.5 million of the “Fill-Up Amount” (as defined in the JGB Amendment (as defined below)) that was adjusted to the principal outstanding balance as of December 31, 2024. The Fill-Up Amount represents the shares issuable to adjust for stock price volatility between the date of the settlement agreement and the effective date of the resale registration statement registering such shares for issuance. The Fill-Up Amount shall be payable by adding each Holder’s pro rata share of the Fill-Up Amount to its Debenture. Refer to Note 8 (Investments and Fair Value Measurements), for fair value measurements and additional discussion. The activity for the three months ended March 31, 2026 was as follows (in thousands):

Debentures
Principal balance, January 1, 2026	$10,266
Less:
Conversions	—
Redemption payments of principal	—
Debentures principal balance, March 31, 2026	$10,266

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

On January 3, 2025, the Holders had converted $0.4 million principal into approximately 22,000 shares of the Company’s common stock, at the conversion price of $16.20 per share.

Other Income (Expense), Net

The following is a summary of the charges included within other income (expense), net on the unaudited condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Other interest expense	(72)	(85)
Changes in estimated fair value on convertible debentures	(456)	5,071
Other income (expense)	(91)	94
Total other income (expense)	$(619)	$5,080

6. Stockholders’ Equity and Stock-Based Compensation

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

Wainwright At-the-Market Facility

On February 21, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million, through or to Wainwright, acting as sales agent or principal. The Company agreed to pay Wainwright a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Wainwright with customary indemnification and contribution rights. During the three months ended March 31, 2026, the Company sold approximately 0.5 million shares of common stock under the ATM Agreement at an average share price of $1.32 per share, and received gross proceeds of approximately $0.7 million before deducting offering costs of $0.03 million. From April to May 2026, the Company sold approximately 0.2 million shares of common stock under the ATM Agreement at an average share price of $1.23 per share, and received gross proceeds of approximately $0.3 million before deducting offering costs of $0.01 million.

Stock Warrants

A summary of the Company’s warrant activity during the three months ended March 31, 2026 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	12,080,500	$13.22	2.87	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at March 31, 2026	12,080,500	$13.22	2.87	$—

Stock Options

A summary of the Company’s stock option activity during the three months ended March 31, 2026 was as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	190,000	$237.26	8.71	$—
Granted	443,000	1.27	—	—
Exercised	—	—	—	—
Canceled	(9,000)	35.59	—	—
Outstanding and expected to vest at March 31, 2026	624,000	71.22	9.39	132.00
Vested and exercisable at March 31, 2026	131,000	$316.26	8.23	$—

For the three months ended March 31, 2026, the weighted-average grant date fair value of stock options granted was $1.05 per share.

Stock-Based Compensation

The Company recognized stock-based compensation expense for the periods presented as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of product revenue	$31	$37
Cost of service and other revenue	—	—
Research and development	78	250
General and administrative	561	1,300
Total stock-based compensation expense	$670	$1,587

The weighted-average assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of the employee stock option grants during the periods presented were as follows:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.9%	4.1%
Expected volatility	109.6%	138.5%
Expected term (in years)	5.7	5.7
Expected dividend yield	0.0%	0.0%

Restricted Stock Units

The following table summarizes RSU activity during the three months ended March 31, 2026:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2026	3,490	$290.34
Granted	—	—
Released	(360)	992.86
Forfeited	(60)	72.58
Outstanding at March 31, 2026	3,070	$208.87

The total fair value of the RSUs that vested during the three months ended March 31, 2026 was $0.4 million, determined as of the date of vesting. The weighted average remaining contractual term for the RSUs was 2.0 years as of March 31, 2026.

Executive Option Grants

On February 2, 2026, the compensation committee of the Company’s board of directors granted various executive officers stock options to purchase an aggregate of approximately 0.2 million shares of common stock at an exercise price of $1.27 per share, with an effective grant date and vesting commencement date of February 2, 2026.

These stock option grants were issued from the 2018 Plan. The shares subject to the stock options shall vest monthly over 48 months beginning on the one-month anniversary of their respective grant dates, such that the stock options shall be fully vested and exercisable on the four-year anniversary of their respective grant dates.

7. Commitments and Contingencies

Leases

The Company has entered into various operating lease agreements and a finance lease agreement, primarily relating to the Company’s office, laboratory, and manufacturing space.

The future minimum payments under non-cancellable operating and finance leases as of March 31, 2026, are as follows (in thousands):

	Operating Leases	Finance Lease
Remainder of 2026	661	261
2027	769	357
2028	804	365
2029	840	373
2030	1,052	382
Thereafter	—	4,474
Total future lease payments	4,126	6,212
Less: imputed interest	(973)	(2,503)
Total lease liabilities	3,153	3,709
Less: lease liability, current portion	646	246
Lease liability, net of current portion	$2,507	$3,463

Restructuring

The 2024 Workforce Reductions described in Note 1 (Organization and Basis of Presentation) comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification (“WARN”) Act.

There were no restructuring charges incurred for the three months ended March 31, 2026 and 2025. The following is a summary of the accrued restructuring liability that was recorded in connection with the reductions in force for the three months ended March 31, 2026 and 2025 included within accrued expenses on the unaudited condensed consolidated financial statements (in thousands):

Accrued restructuring as of January 1, 2025	$561
Restructuring charges incurred during the period	—
Cash payments	(302)
Accrued restructuring as of December 31, 2025	$259

Accrued restructuring as of January 1, 2026	$259
Restructuring charges incurred during the period	—
Cash payments	(31)
Accrued restructuring as of March 31, 2026	$228

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
		Fair Value Measurement Category
	Total Fair Value and Carrying Value on Balance Sheet	Level 1	Level 2	Level 3
Assets:
U.S. treasuries classified as short-term investments	$10,980	$—	$10,980	$—
Money market funds classified as cash equivalents	$1,807	$1,807	$—	$—
Money market funds classified as restricted cash and investments	$1,487	$1,487	$—	$—
U.S. treasuries classified as restricted cash and investments	$8,779	$—	$8,779	$—
Liabilities:
Convertible debentures payable	$10,152	$—	$—	$10,152

The Company’s restricted cash and investments balance of $10.3 million as of March 31, 2026 includes $1.5 million of money market funds that were recorded as restricted cash and $8.8 million of U.S. treasuries that were recorded as restricted investments.

	December 31, 2025
		Fair Value Measurement Category
	Total Fair Value and Carrying Value on Balance Sheet	Level 1	Level 2	Level 3
Assets:
U.S. treasuries classified as short-term investments	$16,279	$—	$16,279	$—
Money market funds classified as cash equivalents	$1,887	$1,887	$—	$—
Money market funds classified as restricted cash and investments	$1,519	$1,519	$—	$—
U.S. treasuries classified as restricted cash and investments	$8,747	$—	$8,747	$—
Liabilities:
Convertible debentures payable	$9,979	$—	$—	$9,979

The Company’s restricted cash and investments balance of $10.3 million as of December 31, 2025 includes $1.4 million of money market funds that were recorded as restricted cash and $8.8 million of U.S. treasuries that were recorded as restricted investments.

JGB Convertible Debentures Payable

The fair value of the JGB convertible debentures maturing in 2026, which were issued on May 24, 2024 were estimated using a scenario-based analysis on a quarterly basis. The fair value was estimated using a lattice model. The key input assumptions utilized are summarized in the table below:

	Convertible Debentures Payable
	March 31, 2026	December 31, 2025
Expected volatility	90.10%	116.00%
Risk-free interest rate	3.69%	3.59%
Term to maturity (years)	0.15	0.40
Debt discount rate	18.42%	18.17%
Equity discount rate	3.69%	3.59%

The volatility is based on an analysis of the Company’s historical stock price, the risk-free rate is based on US treasury yields, the equity discount rate is based on term-specific US treasury yields, and the debt discount rate is based on the Company’s credit rating.

Changes in estimated fair value of convertible debentures payable in the three months ended March 31, 2026 and 2025 are as follows (in thousands):

Convertible Debentures Payable (Level 3 Measurement)
Balance as of January 1, 2025	$20,362
Changes in estimated fair value, interest and redemption payments, recorded in other income (expense), net	(5,472)
Conversions to common stock	(350)
Cash payments on redemptions	(1,500)
Balance as of March 31, 2025	$13,040

Balance as of January 1, 2026	$9,979
Changes in estimated fair value, interest and redemption payments, recorded in other income (expense), net	173
Conversions to common stock	—
Cash payments on redemptions	—
Balance as of March 31, 2026	$10,152

Available for Sale Investments

The Company invests its excess cash in U.S. Treasury and agency securities, corporate debt securities, and commercial paper, which are classified as available-for-sale investments. These investments are carried at fair value and are included in the tables below. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. At each reporting date, the Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company evaluates, among others, whether the Company has the intention to sell any of these investments and whether it is not more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Based on this evaluation, as of March 31, 2026 and December 31, 2025, the Company determined that unrealized losses of the below securities were primarily attributable to changes in interest rates and non-credit related factors. As such, no allowances for credit losses were recorded during these periods.

As of March 31, 2026 and December 31, 2025, the Company held nine and two securities, respectively, which have been in an unrealized loss position for a period of less than 12 months. As of March 31, 2026 and December 31, 2025, the Company held no securities which have been in an unrealized loss position for a period of greater than 12 months.

Realized gains and losses are calculated using the specific identification method and recorded in other income (expense) in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.

During the three months ended March 31, 2026, the Company did not sell any of its available for sale securities. The Company recognizes losses in other income relating to any sales of its securities. Amounts are reclassified out of accumulated other comprehensive income into earnings using the specific identification method when sales are realized.

Interest receivable was immaterial as of March 31, 2026 and December 31, 2025. Interest receivable is recorded as a component of prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.

As of March 31, 2026, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities presented within investments and restricted cash and investments (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
U.S. treasuries classified as short-term investments	Less than 1	10,980	—	—	10,980
U.S. treasuries classified as restricted cash and investments	Less than 1	8,780	—	(1)	8,779
Total maturity less than 1 year		$19,760	$—	$(1)	$19,759

As of December 31, 2025, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities presented within investments and restricted cash and investments (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
U.S. treasuries classified as short-term investments	Less than 1	16,278	1	—	16,279
U.S. treasuries classified as restricted cash and investments	Less than 1	8,746	1	—	8,747
Total maturity less than 1 year		$25,024	$2	$—	$25,026

As of March 31, 2026, there were no available-for-sale securities listed as investments in an unrealized loss position.

As of March 31, 2026, the following table summarizes available-for-sale securities in an unrealized loss position for the available for sale securities presented within restricted cash and investments (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasuries classified as restricted cash and investments	8,780	(1)	—	—	8,780	(1)
Total	$8,780	$(1)	$—	$—	$8,780	$(1)

As of December 31, 2025, there were no available-for-sale securities listed as investments in an unrealized loss position.

As of December 31, 2025, the following table summarizes available-for-sale securities in an unrealized loss position for the available for sale securities presented within restricted cash and investments (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Corporate Notes/Bonds	$4,670	$—	$—	$—	$4,670	$—
Total	$4,670	$—	$—	$—	$4,670	$—

9. Segment Reporting

The following table presents financial information with respect to the Company’s single operating segment, including significant segment expenses, which are regularly provided to the CODM and included within consolidated operating loss (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$6,687	$6,457
Cost of revenue	3,435	3,519
Operating expenses
Salaries, wages, and benefits	5,762	5,822
Contracted services	2,146	2,679
Non-inventory materials	247	81
Consulting	173	513
Rent and facilities	731	572
Depreciation and amortization	1,712	1,830
Travel and entertainment	215	127
Administrative and other	163	(221)
Total operating expenses	11,149	11,403
Loss from operations	$(7,897)	$(8,465)

Administrative and other primarily includes operating expenses for gain on lease termination/modification, disposals of property, plant, and equipment and taxes, interest, and fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (this “Quarterly Report”) and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on March 23, 2026. Unless the context requires otherwise, references in this Quarterly Report to “we,” “us,” and “our” refer to Bionano Genomics, Inc. and its subsidiaries or, as the context may require, Bionano Genomics, Inc. only. “Lineagen” (doing business as “Bionano Laboratories”), “BioDiscovery” and “Purigen” refer to our wholly owned subsidiaries, Lineagen, Inc., BioDiscovery, LLC and Purigen Biosystems, Inc., respectively.

Forward-Looking Statements

The information in this Quarterly Report contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, any statements concerning our strategy, future operations, future financial position, future revenues, projected costs, expected savings including from restructuring initiatives, projected cash runway, prospects and plans, expected growth in sales of instruments and consumables, installed bases and provision of clinical services, objectives of management and any other statements that are not historical facts. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “predict,” “should,” “could,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth under Part I, Item 1A. Risk Factors in our Annual Report and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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

Recent Highlights

Commercial Adoption of Offerings for OGM Systems

In executing on our commercialization strategy, we expanded the utilization of our OGM systems (our Saphyr system and our Stratys system) and:

•
Grew our installed base to 399 as of March 31, 2026, an increase of approximately 5% from a total installed base of 379 as of March 31, 2025. Installed base represents the global number of OGM instruments installed at end-customer locations and therefore having the technology to process OGM.

•
Sold 8,178 flowcells in the three-month period ended March 31, 2026, an increase of approximately 17% from 6,994 flowcells sold in the same period of 2025. The OGM cartridge is the consumable that packages nanochannel arrays for DNA linearization. In its current form, the OGM cartridge can comprise one, two or three flowcells per cartridge. Flowcells sold refers to the units of genome mapping consumables used for analyzing one genome, purchased by customers to process samples for optical genome mapping.

Macroeconomic and Geopolitical Developments

We are subject to additional risks and uncertainties as a result of adverse geopolitical and macroeconomic developments, such as recent and potential future bank failures, ongoing international conflicts, related sanctions, any effects of global pandemics and uncertain market conditions, including inflation and supply chain disruptions, and international trade policies (including trade protection measures, such as tariffs, sanctions and other trade barriers), changes in monetary and fiscal policy, United States political developments and other sources of instability, which have not had a material impact on our business and financial results to date, but could result in a material impact to our business or financial results in the future. Additionally, we have experienced a slowdown in our Asia Pacific business, including as a result of headwinds in the region, which negatively impacted our manufacturing partners who are reliant on government funding. While our manufacturing partners in the Asia Pacific region have obtained some approvals from the National Medical Products Administration, and are waiting on more, we do not anticipate that the funding headwinds will change in the near term.

We closely monitor and comply with various applicable guidelines and legal requirements in the jurisdictions in which we operate. In the past, we have experienced supply chain challenges, attributable to such adverse geopolitical and macroeconomic developments including increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. During the three months ended March 31, 2026, we did not experience material increases in our supply chain costs, but we may experience such increases in future fiscal periods. We expect our costs to remain high for the foreseeable future. As global economic conditions recover, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. For instance, product demand may be reduced due to an economic recession, a decrease in corporate capital expenditures, prolonged unemployment, high inflation rates, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic developments, or any similar negative economic condition. These negative effects could have a material impact on our operations, business, earnings, and liquidity.

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

The following table presents our revenue for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Product revenue	$6,094	$6,004
Service and other revenue	593	453
Total	$6,687	$6,457

The following table reflects total revenue (in thousands) by geography and as a percentage of total revenue, based on the billing address of our customers. Americas consists of North America and South America. EMEA consists of Europe, the Middle East and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, India and Australia.

	Three Months Ended March 31,
	2026		2025
	$	%	$	%
Americas	$2,494	37.3%	$3,058	47.3%
EMEA	3,552	53.1%	3,066	47.5%
Asia Pacific	641	9.6%	333	5.2%
Total	$6,687	100%	$6,457	100%

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

Results of Operations

We have incurred losses in each year since our inception. Our net loss was $8.3 million and $3.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $727.9 million.

We expect to continue to incur significant expenses and operating losses as we:

•
continue our sales and marketing efforts to maintain sales of our existing products;
•
continue research and development efforts to improve our existing products;

•
enter into collaboration arrangements, if any;
•
maintain operational, financial and management information systems; and
•
continue to incur costs as a result of operating as a public company.

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

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Period-to-Period Change
	2026	2025	$	%
Revenues:
Product revenue	$6,094	$6,004	$90	1%
Service and other revenue	593	453	140	31%
Total revenue	6,687	6,457	230	4%
Cost of revenue:
Cost of product revenue	3,205	3,053	152	5%
Cost of service and other revenue	230	466	(236)	(51)%
Total cost of revenue	3,435	3,519	(84)	(2)%
Research and development	3,139	2,370	769	32%
Selling, general and administrative	8,010	9,033	(1,023)	(11)%
Total operating expenses	11,149	11,403	(254)	(2)%
Loss from operations	(7,897)	(8,465)	568	(7)%
Other income (expenses):
Interest income	223	290	(67)	(23)%
Other income (expenses)	(619)	5,080	(5,699)	(112)%
Total other income (expenses)	(396)	5,370	(5,766)	(107)%
Loss before income taxes	(8,293)	(3,095)	(5,198)	168%
Provision for income taxes	(10)	(7)	(3)	43%
Net loss	$(8,303)	$(3,102)	$(5,201)	168%

Revenue

	Three Months Ended March 31,		Period-to-Period Change
	2026	2025	$	%
Instruments	$962	$689	$273	40%
Consumables	3,900	3,247	653	20%
Software	1,232	2,068	(836)	(40)%
Total product revenue	6,094	6,004	90	1%
Services and other	593	453	140	31%
Total revenue	$6,687	$6,457	$230	4%

Total revenue increased by $0.2 million, or 4% to $6.7 million for the three months ended March 31, 2026, as compared to $6.5 million for the same period in 2025, driven primarily by an increase in instrument, consumables, service and other revenue.

Instrument revenue increased by $0.3 million, or 40%, to $1.0 million for the three months ended March 31, 2026, as compared to $0.7 million for the three months ended March 31, 2025, due to an increase in the number of OGM and Ionic instruments sold. For the three months ended March 31, 2026, our installed base grew to 399 OGM systems compared to the 379 OGM systems for the three months ended March 31, 2025, which represented a 5% increase year-over-year as compared to a 9% year-over-year increase in the prior year. In September 2024, we announced a change in our business strategy to focus on driving utilization and adoption of OGM from our existing installed base, with less emphasis on new placements of our OGM systems. We expected that this change in strategy would slow the pace of our instrument revenue growth when compared to historical growth rates.

Consumables revenue increased by $0.7 million, or 20%, to $3.9 million for the three months ended March 31, 2026, as compared to $3.2 million for the three months ended March 31, 2025. The increase is primarily driven by an increase in both the number and the average selling price of flowcells sold, partially offset by certain supply constraints due to manufacturing delays that were initiated in the fourth quarter of 2025. For the three months ended March 31, 2026, we sold 8,178 flowcells, an increase of approximately 17% from 6,994 flowcells sold in the same period of 2025.

Software revenue decreased by $0.8 million, or 40%, to $1.2 million for the three months ended March 31, 2026, as compared to $2.1 million for the three months ended March 31, 2025. The decrease is primarily attributed to a decrease in the number of VIA software licenses sold.

Service and other revenue increased by $0.1 million, or 31%, to $0.6 million for the three months ended March 31, 2026, as compared to $0.5 million for the three months ended March 31, 2025. The increase was primarily due to an increase in clinical service offerings from Bionano Laboratories, in addition to an increase in extended warranty and maintenance sales.

Cost of Revenue, Gross Profit, and Gross Margin ($ in thousands)

	Three Months Ended March 31,		Period-to-Period Change
	2026	2025	$	%
Cost of revenue:
Cost of product revenue	3,205	3,053	152	5%
Cost of service and other revenue	230	466	(236)	(51)%
Total cost of revenue	3,435	3,519	(84)	(2)%

Gross profit (loss):
Product	$2,889	$2,951	$(62)	(2)%
Service and other	363	(13)	376	2892%
Total gross profit	$3,252	$2,938	$314	11%

Gross margin:
Product	47%	49%
Service and other	61%	(3)%
Total gross margin	49%	46%

Cost of product revenue increased by $0.2 million or 5%, to $3.2 million for the three months ended March 31, 2026, as compared to $3.1 million for the three months ended March 31, 2025. The increase was primarily attributable to higher instrument and consumable sales. We expect cost of product revenue to vary with sales volume and product mix.

Cost of service and other revenue decreased by $0.2 million, or 51%, to $0.2 million for the three months ended March 31, 2026, as compared to $0.5 million for the three months ended March 31, 2025. The prior year period included a non-recurring increase in warranty expense associated with a refinement of the Company’s warranty reserve calculation methodology, while the current-year period reflects more normalized warranty expense levels.

Product gross profit decreased by $0.1 million, or 2%, to $2.9 million for the three months ended March 31, 2026, compared to $3.0 million for the three months ended March 31, 2025. The decrease was primarily driven by a decrease in software sales and an increase in lower margin instrument sales, offset by an increase in consumable sales.

Service and other gross profit increased by $0.4 million to $0.4 million for the three months ended March 31, 2026, compared to a gross loss of $(0.01) million for the three months ended March 31, 2025. The increase in service and other gross profit was primarily driven by the non-recurring increase in warranty expense recognized in the prior period. In addition, revenues increased from clinical service offerings through Bionano Laboratories and instrument service contracts.

Research and Development (“R&D”) Expenses

R&D expenses increased by $0.8 million, or 32%, to $3.1 million for the three months ended March 31, 2026, as compared to $2.4 million for the same period in 2025. The increase was primarily due to increases of $0.2 million in salaries, wages and benefits driven by a slight increase in headcount and an increase in salaries and bonuses which were not offered during the same period in 2025 due to the cost savings initiatives announced in 2024; an increase of $0.4 million in professional and consulting fees, including increases in costs incurred to support development of the Stratys system and foundry expenses. Lastly, we increased internal consumption of inventory, materials and supplies by $0.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased by $1.0 million, or 11%, to $8.0 million for the three months ended March 31, 2026, as compared to $9.0 million for the same period in 2025. The decrease was primarily due to a net decrease of headcount-related expenses of $0.3 million including a reduction in stock-based compensation due to a reduction in the number of grants awarded, offset by an increase in salaries and accrued bonuses, and a $1.3 million decrease in professional and consulting fees which is primarily marketing, software, and legal expenses. These decreases were partially offset by the absence of a $0.4 million gain on lease modification recorded in the prior period and a $0.2 million increase in information technology, travel, rent and facility costs.

Interest Income

Interest income decreased by $0.1 million, or 23%, to $0.2 million for the three months ended March 31, 2026, as compared to $0.3 million for the same period in 2025 resulting from a reduction in investments offset by higher returns.

Other Income (Expense)

Other expense was $(0.6) million for the three months ended March 31, 2026, as compared to other income of $5.1 million for the same period in 2025. The decrease in other income (expense) was primarily driven by a change in the fair value remeasurements. We recognized a net loss of $0.5 million from the changes in the fair value of the convertible debentures during the three months ended March 31, 2026, as compared to a (net gain) of $5.1 million for the same period in 2025. See Note 5 (Debt) and Note 8 (Investments and Fair Value Measurements) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from operations. We incurred net losses of $8.3 million and $3.1 million, and used $5.7 million and $2.8 million of cash from our operating activities for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $727.9 million, cash and cash equivalents of $3.4 million, $11.0 million in short-term investments and $10.3 million in restricted cash and short-term investments.

Sources of Liquidity and Capital Resources

In the three months ended March 31, 2026, we generated cash flows from sales of common stock and other equity instruments. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments, borrowings from credit facilities and revenue from our commercial operations. See Note 5 (Debt) and Note 6 (Stockholder’s Equity and Stock-Based Compensation) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of our recent debt and equity activity.

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

On December 31, 2024, the Company entered into an amendment of the Debentures (the “Amendment”) with the Holders. Pursuant to the Amendment, the parties agreed that (i) no amortization payment would be paid in December 2024; (ii) the maximum monthly amortization payments due between January 2025 and July 2025 would be reduced from $1.0 million per month to $0.5 million per month; (iii) the maximum monthly amortization payments due from August 2025 through repayment in full of the principal aggregate amount would be $1.4 million per month; (iv) the conversion price of the Debentures would be reduced from $120.00 to $16.20; and (v) the Debentures will become non-callable by the Company until August 2025. As consideration for the Amendment, the Company issued to the Holders approximately 83,000 shares of its common stock (the “Private Placement Shares”).

As of March 31, 2026, the Company reported $10.2 million of Debentures at fair value, which is classified as current on the unaudited condensed consolidated balance sheet. For the three months ended March 31, 2026, the Company paid $0.3 million in interest and zero in principal redemption amounts on the Debentures. As of March 31, 2026, the Company may be required to redeem up to $10.3 million of principal and expects to pay an additional $0.2 million in interest on the Debentures for the remainder of 2026. See Note 5 (Debt) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.

Based on our current business plans, we will continue to require additional capital in the very near term to fund our operating expenses and capital expenditure requirements, or we may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the United States Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any. This estimate assumes the inclusion of the amount equal to the outstanding principal amount of the Debentures. Our existing cash and cash equivalents and short-term investments, will not be sufficient for us to achieve cash-flow break even and we expect to need to seek additional capital. Based on the Company’s current business plans we believe we will be able to fund our operating expenses and capital expenditure requirements into at least the first quarter of 2027.

Future Capital Requirements

We expect that our near and longer-term liquidity requirements will consist of working capital and general corporate expenses associated with the growth of our business, including, without limitation, expenses associated with scaling up our operations and continuing to increase our manufacturing capacity, sales and marketing expense, increasing market awareness of our products and services to target customers, instrument placements with customers via the reagent rental sales strategy, additional research and development expenses associated with expanding and proving the utility of our offerings, expenses associated with continuing to build out our corporate infrastructure, enhancements to information technology, restructuring and advisory fees, and expenses associated with being a public company. We expect such expenditures to continue throughout the balance of 2026.

As of March 31, 2026, we had $3.4 million in cash and cash equivalents, $11.0 million in short-term investments and $10.3 million in restricted cash and short-term investments. The amount we are required to hold as restricted cash or restricted investments is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures. As of March 31, 2026, the Company had $10.3 million of principal outstanding under the Debentures. Based on recurring losses from operations incurred since inception and the expectation of continued operating losses, we anticipate our available cash balance will not be sufficient to operate our business for the next twelve months from the issuance of this Quarterly Report. Accordingly, we determined that there is substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements included in this Quarterly Report are issued. In order to continue to operate our business beyond that time, we will need to raise substantial additional capital. We are actively evaluating debt and equity financing sources available to us as well as cost reduction strategies, but there can be no assurance that financing will be available on terms acceptable to us, on a timely basis, or at all, or that we are able to effectively reduce our operating expenses. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Any disruptions to, or volatility in, the credit and financial markets or any deterioration in overall economic conditions may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we are unable to raise additional funds through debt or equity financing or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research and development activities or future commercialization efforts. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives.

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

Cash Flows

The following table sets forth the cash flow from operating, investing and financing activities for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(5,716)	$(2,764)
Investing activities	5,457	(14,066)
Financing activities	657	10,891

Operating Activities

We derive cash flows from operations primarily from the sale of our products and services. Our cash flows from operating activities are also significantly influenced by our use of cash for operating expenses to support the growth of our business. We have historically experienced negative cash flows from operating activities as we have developed our technology, expanded our business and built our infrastructure, and this may continue in the future. As discussed above, we anticipate our available cash balance will not be sufficient for the next twelve months from the issuance of this report. We expect to seek to raise additional capital through equity or debt financings to fulfill our operating and capital requirements for at least 12 months; however, we may not be able to secure such financing in a timely manner or on favorable terms, if at all, and if we are unable to raise sufficient additional capital in the very near term, we may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the United States Bankruptcy Code. Our recent restructuring activities are anticipated to reduce the cash used in operating activities over the next 12 months; however, our financial condition may result in certain additional restructuring or advisory expenses which may result in our corporate expenditures increasing, potentially materially, and we may observe fluctuations in the cash used in operating activities on a quarterly basis to sustain our current commercial offerings.

Net cash used in operating activities was $5.7 million during the three months ended March 31, 2026, as compared to $2.8 million during the same period in 2025. The increase in cash used in operating activities of $3.0 million was primarily attributed to an increase in inventory purchases and an increase in salaries, wages, and benefits driven by a slight increase in headcount and an increase in accrued salaries, wages, and bonuses.

Investing Activities

Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure, as well as the acquisitions of Lineagen, BioDiscovery and Purigen to grow our business. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. During the three months ended March 31, 2026, net cash provided by investing activities was $5.5 million, as compared to net cash used in investing activities was $14.1 million during the same period in 2025. The increase in cash provided by investing activities of $19.5 million was primarily attributed to the maturity of $54.1 million in available for sale securities, which was offset by the purchase of available for sale securities of $48.7 million during the three months ended March 31, 2026, as compared to the maturity of $50.7 million in available for sale securities, which was offset by a higher purchase of available for sale securities of $64.8 million during the same period in 2025.

Financing Activities

Net cash provided by financing activities was $0.7 million during the three months ended March 31, 2026 as compared to $10.9 million during the same period in 2025, a decrease of $10.2 million. During the three months ended March 31, 2026, the Company made no principal payments towards the convertible debentures payable, as compared to principal payments of $1.5 million during the same period in 2025, and $0.7 million in gross proceeds from executing sales under our at-the-market facilities with H.C. Wainwright & Co., LLC (“Wainwright”) during the three months ended March 31, 2026, as compared to $13.3 million in gross proceeds from executing sales under our at-the-market facilities with Cowen and Company, LLC (“Cowen”) during the same period in 2025.

Capital Resources

As of March 31, 2026, we had approximately $3.4 million in cash and cash equivalents, $11.0 million in short-term investments, $10.3 million in restricted cash and short-term investments and working capital of $17.7 million. The amount we are required to hold as restricted cash or restricted investments is equal to the lesser of (a) $11.0 million and (b) the then outstanding principal balance of the Debentures (as defined in Note 5 (Debt) to our unaudited condensed consolidated financial statements). As of March 31, 2026, the Company had $10.3 million of principal outstanding under the Debentures.

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

On February 21, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Wainwright, pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million, through or to Wainwright, acting as sales agent or principal, pursuant to the Shelf Registration Statement. During the three months ended March 31, 2026, the Company sold approximately 0.5 million shares of common stock under the ATM Agreement at an average share price of $1.32 per share and received gross proceeds of approximately $0.7 million before deducting offering costs of $0.03 million.

Under the rules of the SEC, the Shelf Registration Statement was set to become unavailable to register the offer or sale of new securities beginning on May 10, 2026. Therefore, on May 8, 2026, we filed a new universal shelf registration statement on Form S-3 (the “New Shelf Registration Statement”) with the SEC to replace the Shelf Registration Statement. The New Shelf Registration Statement provides for aggregate offerings of up to $400.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof. During the additional 180-day period following the three-year anniversary date of the effective date of the Shelf Registration Statement afforded by Rule 415(a)(5) under the Securities Act, we may offer and sell any unsold securities under the Shelf Registration Statement until the SEC declares the New Shelf Registration Statement effective. Pursuant to Rule 415(a)(6) under the Securities Act, the offering of any unsold securities under the Shelf Registration Statement will be deemed terminated as of the date of effectiveness of the New Shelf Registration Statement. Upon the filing of an appropriate prospectus supplement or supplements under either the Shelf Registration Statement or, upon its effectiveness, the New Shelf Registration Statement, we may offer and sell our securities from time to time in one or more offerings, at our discretion.

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

During the three months ended March 31, 2026, there have been no changes to our critical accounting policies and estimates as described in our Annual Report.

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

As of March 31, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this assessment, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We have disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider those risk factors and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

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

4.19

Form of Warrant to Purchase Series E/F Common Stock issued to Investors in September 2025 Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2025).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL Document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

BIONANO GENOMICS, INC.

Dated: May 13, 2026	By: /s/ Albert A. Luderer, Ph.D.
Albert A. Luderer, Ph.D.
Interim Chief Executive Officer (Interim Principal Executive Officer and Interim Principal Financial Officer)