Form 10-Q
period 2026-06-30
Bionano Genomics, Inc.
filed 2026-08-10
CIK 1411690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

As of August 6, 2026, the registrant had 11,777,000 shares of Common Stock ($0.0001 par value) outstanding.

BIONANO GENOMICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIONANO GENOMICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	(Unaudited)
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$3,730	$2,990
Investments	6,189	16,279
Accounts receivable, net	4,366	5,200
Inventory	5,202	5,448
Prepaid expenses and other current assets	4,890	5,203
Restricted cash and investments	501	10,266
Total current assets	24,878	45,386
Property and equipment, net	13,017	14,847
Operating lease right-of-use assets	2,935	3,217
Finance lease right-of-use assets	2,993	3,095
Intangible assets, net	1,665	4,345
Other long-term assets	2,103	2,694
Total assets	$47,591	$73,584
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,562	$5,590
Accrued expenses	3,456	5,460
Contract liabilities	1,145	967
Operating lease liability	633	697
Finance lease liability	243	249
Convertible debentures payable (at fair value)	—	9,979
Total current liabilities	10,039	22,942
Operating lease liability, net of current portion	2,384	2,489
Finance lease liability, net of current portion	3,444	3,480
Long-term contract liabilities	118	249
Total liabilities	$15,985	$29,160
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized at June 30, 2026 and December 31, 2025; 11,777,300 and 10,740,200 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	766,937	764,026
Accumulated deficit	(735,346)	(719,620)
Accumulated other comprehensive income	14	17
Total stockholders’ equity	31,606	44,424
Total liabilities and stockholders’ equity	$47,591	$73,584

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$7,693	$6,310	$13,787	$12,314
Service and other revenue	478	423	1,071	876
Total revenue	8,171	6,733	14,858	13,190
Cost of revenue:
Cost of product revenue	3,724	3,150	6,929	6,202
Cost of service and other revenue	133	106	363	572
Total cost of revenue	3,857	3,256	7,292	6,774
Operating expenses:
Research and development	2,988	2,931	6,127	5,299
Selling, general and administrative	8,544	8,346	16,554	17,379
Total operating expenses	11,532	11,277	22,681	22,678
Loss from operations	(7,218)	(7,800)	(15,115)	(16,262)
Other income (expense):
Interest income	146	277	369	566
Other income (expense)	(344)	676	(963)	5,756
Total other income (expense)	(198)	953	(594)	6,322
Loss before income taxes	(7,416)	(6,847)	(15,709)	(9,940)
Provision for income taxes	(7)	(10)	(17)	(18)
Net loss	$(7,423)	$(6,857)	$(15,726)	$(9,958)
Net loss per share, basic and diluted	$(0.64)	$(1.99)	$(1.40)	$(3.24)
Weighted-average common shares outstanding, basic and diluted	11,546,000	3,441,000	11,264,000	3,070,000

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Loss:	$(7,423)	$(6,857)	$(15,726)	$(9,958)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	1	(1)	(2)	(4)
Foreign currency translation adjustments	1	(23)	(1)	(33)
Other comprehensive income (loss)	$2	$(24)	$(3)	$(37)
Total comprehensive loss	$(7,421)	$(6,881)	$(15,729)	$(9,995)

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2025	1,865,400	$—	$728,573	$(693,225)	$27	$35,375
Stock-based compensation expense	—	—	1,587	—	—	1,587
Issue common stock and warrants, net of issuance costs	934,000	—	13,982	—	—	13,982
Issue stock for warrant exercises	280,000	—	9	—	—	9
Issuance of common stock for convertible debentures payable	22,000		350	—	—	350
Net loss	—	—	—	(3,102)	—	(3,102)
Other comprehensive loss	—	—	—	—	(13)	(13)
Balance at March 31, 2025	3,101,400	$—	$744,501	$(696,327)	$14	$48,188
Stock-based compensation expense	—	—	1,080	—	—	1,080
Issue common stock, net of issuance costs	807,000	—	2,986	—	—	2,986
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	1,000	—	1	—	—	1
Net loss	—	—	—	(6,857)	—	(6,857)
Other comprehensive loss	—	—	—	—	(24)	(24)
Balance at June 30, 2025	3,909,400	$—	$748,568	$(703,184)	$(10)	$45,374

Balance at January 1, 2026	10,740,200	$1	$764,026	$(719,620)	$17	$44,424
Stock-based compensation expense	—	—	670	—	—	670
Issue common stock and warrants, net of issuance costs	536,300	—	677	—	—	677
Net loss	—	—	—	(8,303)	—	(8,303)
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at March 31, 2026	11,276,500	$1	$765,373	$(727,923)	$12	$37,463
Stock-based compensation expense	—	—	970	—	—	970
Issue common stock, net of issuance costs	500,000	—	594	—	—	594
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	800	—	—	—	—	—
Net loss	—	—	—	(7,423)	—	(7,423)
Other comprehensive income	—	—	—	—	2	2
Balance at June 30, 2026	11,777,300	$1	$766,937	$(735,346)	$14	$31,606

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(15,726)	$(9,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,606	4,814
Amortization of financing lease right-of-use asset	102	102
Accretion of interest on securities	(303)	(491)
Non-cash lease expense	114	582
Gain on lease termination/modification	—	(450)
Stock-based compensation	1,640	2,667
Cost of leased equipment sold to customer	146	215
Change in fair value of convertible debentures	287	(5,250)
Disposal of property and equipment	34	258
Changes in operating assets and liabilities
Accounts receivable	834	1,257
Inventory	(29)	1,834
Prepaid expenses and other current assets	313	45
Other long-term assets	591	666
Accounts payable	(1,028)	(719)
Accrued expenses, contract liabilities, and lease liabilities, net	(1,967)	(1,823)
Net cash used in operating activities	(10,386)	(6,251)
Investing activities:
Purchase of available for sale securities	(80,131)	(116,642)
Sale and maturities of available for sale securities	99,269	104,555
Net cash provided by (used in) investing activities	19,138	(12,087)
Financing activities:
Principal payments of financing lease liability	(41)	(34)
Proceeds from sale of common stock and warrants	1,325	16,408
Offering expenses on sale of common stock and warrants	(54)	(1,023)
Proceeds from warrant and option exercises	—	9
Payments on convertible debentures	(10,266)	(3,000)
Net cash provided by (used in) financing activities	(9,036)	12,360
Effect of exchange rates on cash and cash equivalents and restricted cash	6	(33)
Net increase (decrease) in cash and cash equivalents and restricted cash	(278)	(6,011)
Cash and cash equivalents and restricted cash at beginning of period	4,509	9,573
Cash and cash equivalents and restricted cash at end of period	$4,231	$3,562

Reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows

Cash and cash equivalents	3,730	3,562
Restricted cash	501	—
Total cash and cash equivalents and restricted cash at end of period	$4,231	$3,562

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information
Cash paid for interest	$600	$921
Cash paid for operating lease liabilities	$341	$1,348
Supplemental disclosure of non-cash financing and investing activity
Transfer of instruments and servers from inventory into property and equipment, net	$275	$654
Issuance of common stock for convertible debentures payable	$—	$350
Fees paid in common stock	$—	$1,584
Operating lease liabilities resulting from obtaining right-of-use assets	$—	$2,966

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

Liquidity and Going Concern

The Company has experienced recurring net losses from operations, negative cash flows from operating activities, and a significant accumulated deficit since its inception and expects to continue to incur net losses into the foreseeable future. As of June 30, 2026, the Company had approximately $3.7 million in cash and cash equivalents, $6.2 million in short-term investments, $0.5 million in restricted cash and investments, and working capital of $14.8 million. The $0.5 million of restricted cash is included in an Irrevocable Standby Letter of Credit (“Letter of Credit”) set to expire on September 30, 2026.

As of June 30, 2026, the Company had fully redeemed the outstanding principal balance under the Debentures (see Note 5 (Debt) to our unaudited condensed consolidated financial statements). During the six months ended June 30, 2026, the Company used $10.4 million of cash in operations and had an accumulated deficit of $735.3 million as of June 30, 2026.

Management expects operating losses and negative cash flows to continue for at least the next year as the Company continues to incur costs related to product development and commercialization efforts. Management has prepared cash flows forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the unaudited condensed consolidated financial statements for the six months ended June 30, 2026, are issued. Management’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management’s plans to raise additional capital to fulfill its operating and capital requirements for at least twelve months include public or private equity or debt financings. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all, and if the Company is unable to raise sufficient additional capital in the very near term, it may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the United States Bankruptcy Code.

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

Significant Accounting Policies

During the three and six months ended June 30, 2026, there were no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Restructuring Expenses

The Company’s restructuring expense primarily consisted of actions taken in May and October 2023 (the “2023 Workforce Reductions”) and March and September 2024 (the “2024 Workforce Reductions”) in order to reduce costs and improve operations and manufacturing efficiency. Severance-related costs were accounted for as a one-time termination benefit communicated by period end without an additional service component, so the charge represented the total amount expected to be incurred. As a result of reducing facility costs and discretionary spending unrelated to headcount and combined with the cost savings from the 2023 Workforce Reductions and 2024 Workforce Reductions, such plans were intended to decrease expenses and maintain a streamlined organization to support the Company’s business. No restructuring charges were incurred during the three and six months ended June 30, 2026 and 2025.

Impairment of Long-Lived Assets (including Finite-Lived Intangible Assets)

Long-lived assets are reviewed for impairment if indicators of potential impairment exist. If the Company identifies a change in the circumstances related to its long-lived assets, such as property and equipment and intangible assets, that indicates the carrying value of any such asset may not be recoverable, the Company will perform an impairment analysis. A long-lived asset is not recoverable when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense. No impairment losses were recorded during the three and six months ended June 30, 2026 and 2025.

Inventories

The Company reviews its inventories for classification purposes. The value of inventories not expected to be realized in cash, sold or consumed during the next 12 months are classified as non-current within other long-term assets. As of June 30, 2026, $1.8 million of inventories were included in other long-term assets.

As of June 30, 2026, the Company’s excess and obsolete inventory reserve balance was $2.8 million.

Loss on disposal of property and equipment

Loss on disposal of property and equipment includes the net book value of assets that have been abandoned or retired and consists primarily of our leasehold improvements, furniture, equipment and fixtures that were abandoned and disposed of in the normal course of business. The Company recorded an immaterial loss on disposal of property and equipment during the six months ended June 30, 2026 and a $0.3 million loss on disposal of property and equipment during the six months ended June 30, 2025.

Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Interim Chief Executive Officer. The Company has determined it has one operating and reportable segment. Segment information is consistent with how management reviews the business, makes investing and resource allocation decisions and assesses operating performance. The Company’s measure of segment performance on a consolidated basis is consolidated net loss, which the CODM uses to allocate resources, after considering the Company’s strategic priorities, its cash balance, and its expected use of cash. In making resource allocation decisions, the CODM also evaluates budgeted results compared to actual performance. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets. Refer to the unaudited condensed consolidated statements of operations and comprehensive loss for the Company’s measure of profit (loss). See also Note 9 (Segment Reporting) in the accompanying notes to the unaudited condensed consolidated financial statements.

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

Recently Issued Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The provisions of OBBBA did not have a material impact on the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026. The Company will continue to evaluate the impact of OBBBA provisions with future effective dates on the Company’s consolidated financial statements and related disclosures for the year ending December 31, 2026.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (in common stock equivalent shares):

	June 30,
	2026	2025
Common stock options	616,000	190,000
Common warrants	12,080,500	2,080,500
Convertible debentures	—	749,000
RSUs	1,740	4,160
Total	12,698,240	3,023,660

3. Revenue Recognition

Revenue by Source (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Instruments	$2,037	$1,399	$2,999	$2,088
Consumables	4,285	3,276	8,185	6,523
Software	1,371	1,635	2,603	3,703
Total product revenue	7,693	6,310	13,787	12,314
Services and other	478	423	1,071	876
Total revenue	$8,171	$6,733	$14,858	$13,190

Revenue by Geographic Location (in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
Americas	$3,023	37.0%	$2,926	43.5%	$5,517	37.1%	$5,984	45.4%
EMEA	4,841	59.2%	3,228	47.9%	8,393	56.5%	6,294	47.7%
Asia Pacific	307	3.8%	579	8.6%	948	6.4%	912	6.9%
Total	$8,171	100%	$6,733	100%	$14,858	100%	$13,190	100%

The tables above provide revenue from contracts with customers by source and geographic region (based on the customer’s billing address) on a disaggregated basis. Americas consists of North America and South America. EMEA consists of Europe, the Middle East and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, India and Australia.

For the three months ended June 30, 2026 and 2025, the United States represented approximately 23.1% and 38.9% of total revenue, respectively. For the six months ended June 30, 2026 and 2025, the United States represented approximately 26.1% and 38.7% of total revenue, respectively. For the three and six months ended June 30, 2026, France represented approximately 10.1% and 10.3% of total revenue, respectively. No other countries represented greater than 10% of total revenue during the three and six months ended June 30, 2026 and 2025.

Remaining Performance Obligations

As of June 30, 2026, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was $1.3 million. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations, as well as obligations related to software under hosting arrangements. The Company expects to recognize approximately 64.8% during the remainder of 2026, 30.7% in 2027, and 4.5% in 2028. Warranty revenue is included in service and other revenue.

The Company recognized revenue of $0.4 million and $0.4 million during the three months ended June 30, 2026 and 2025, respectively, which was included in the contract liability balance at the end of the year preceding each period. The Company recognized revenue of $1.1 million and $1.0 million during the six months ended June 30, 2026 and 2025, respectively, which was included in the contract liability balance at the end of the year preceding each period.

4. Balance Sheet Account Details

Accounts Receivable and Allowance for Credit Losses (in thousands)

	June 30, 2026	December 31, 2025	December 31, 2024
Accounts receivable, net:
Accounts receivable, trade	$4,384	$5,218	$4,909
Less allowance for credit losses	(18)	(18)	(157)
Total accounts receivable, net	$4,366	$5,200	$4,752

Changes to the allowance for credit losses during the six months ended June 30, 2026 and 2025 were as follows (in thousands):

Allowance for Credit Losses
Balance as of January 1, 2025	$(157)
Provision for expected credit loss	—
Write-offs	49
Balance as of June 30, 2025	(108)

Balance as of January 1, 2026	(18)
Provision for expected credit loss	—
Write-offs	—
Balance as of June 30, 2026	$(18)

The Company’s analysis included an assessment of aged trade receivables balances and their underlying credit risk characteristics. The Company’s evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.

Inventory

The components of inventories, net of reserve, are as follows (in thousands):

	June 30,	December 31,
	2026	2025
Inventory:
Raw materials	$5,289	$5,539
Work in process	170	663
Finished goods	1,556	1,626
Total inventory	$7,015	$7,828
Inventories current	$5,202	$5,448
Inventories non-current (included in other long-term assets)	$1,813	$2,380

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Computer and office equipment	$2,200	$2,707
Lab equipment	14,674	14,846
Service equipment placed at customer sites	22,765	22,608
Leasehold improvements	2,506	2,886
Total property and equipment, gross	42,145	43,047
Less accumulated depreciation and amortization	(29,128)	(28,200)
Total property and equipment, net	$13,017	$14,847

For the three months ended June 30, 2026 and 2025, the Company recorded depreciation expense of $1.0 million and $1.0 million, respectively, which includes an allocation to cost of revenue of $0.7 million and $0.6 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded depreciation expense of $1.9 million and $2.1 million, respectively, which includes an allocation to cost of revenue of $1.3 million and $1.3 million, respectively.

Intangible Assets

Intangible assets that are subject to amortization consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$1,000	$(942)	$58	$1,000	$(842)	$158
Customer relationships	3,000	(2,825)	175	3,000	(2,525)	475
Developed technology	22,800	(21,470)	1,330	22,800	(19,190)	3,610
Intangibles, net	$26,800	$(25,237)	$1,563	$26,800	$(22,557)	$4,243

Intangible assets not subject to amortization totaled $0.1 million at June 30, 2026 and December 31, 2025 and related to the Company’s domain name.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Compensation expenses	$2,201	$3,537
Taxes payable	162	272
Insurance	16	502
Professional fees and royalties	66	89
Warranty liabilities	595	561
Other	416	499
Total	$3,456	$5,460

Compensation expenses include accrued restructuring costs of $0.2 million and $0.3 million as of June 30, 2026 and December 31, 2025, respectively. Refer to Note 7 (Commitments and Contingencies).

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

The Debentures had an aggregate face value of $20.0 million and were issued with an original issue discount of $2.0 million. The Debentures matured on May 24, 2026, and had an interest rate of 11.0% per annum payable monthly on the last business day of each calendar month. During the six months ended June 30, 2026, the Company paid the Holders $0.5 million in interest, which was included in the change in fair value within other income (expense), net. The outstanding principal balance of $10.3 million was redeemed in full shortly after maturity on May 26, 2026.

The Company recorded the Debentures at their fair value, per the fair value option under ASC 825 (refer to Note 8 (Investments and Fair Value Measurements)) and they were measured on a recurring basis and adjusted through other income and expense, net.

At the election of the holder, each Debenture was convertible, in whole or in part, at any time and from time to time at a conversion price of $16.20 per share of common stock, subject to adjustment for stock dividends, stock splits, and certain other corporate events.

As of June 30, 2026, the Debentures have been repaid in full and the principal outstanding balance was zero. The activity for the six months ended June 30, 2026 was as follows (in thousands):

Debentures
Principal balance, January 1, 2026	$10,266
Less:
Conversions	—
Redemption payments of principal	(10,266)
Debentures principal balance, June 30, 2026	$—

On January 3, 2025, the Holders converted $0.4 million of principal into approximately 22,000 shares of the Company’s common stock, at the conversion price of $16.20 per share.

Other Income (Expense), Net

The following is a summary of the charges included within other income (expense), net on the unaudited condensed consolidated statement of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other interest expense	(70)	(73)	(142)	(158)
Changes in estimated fair value on convertible debentures	(289)	(587)	(745)	4,484
Other income (expense)	15	1,336	(76)	1,430
Total other income (expense)	$(344)	$676	$(963)	$5,756

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

Wainwright At-the-Market Facility

On February 21, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million, through or to Wainwright, acting as sales agent or principal. The Company agreed to pay Wainwright a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Wainwright with customary indemnification and contribution rights. During the six months ended June 30, 2026, the Company sold approximately 1.0 million shares of common stock under the ATM Agreement at an average share price of $1.28 per share, and received gross proceeds of approximately $1.3 million before deducting offering costs of $0.05 million.

Stock Warrants

A summary of the Company’s warrant activity during the six months ended June 30, 2026 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	12,080,500	$13.22	2.87	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding at June 30, 2026	12,080,500	$13.22	2.40	$—

Stock Options

A summary of the Company’s stock option activity during the six months ended June 30, 2026 was as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	190,000	$237.26	8.71	$—
Granted	493,000	1.26	—	—
Exercised	—	—	—	—
Canceled	(67,000)	10.02	—	—
Outstanding and expected to vest at June 30, 2026	616,000	71.66	7.82	12.00
Vested and exercisable at June 30, 2026	186,000	$228.01	5.63	$—

For the three and six months ended June 30, 2026, the weighted-average grant date fair value of stock options granted was $0.90 and $1.04 per share, respectively.

Stock-Based Compensation

The Company recognized stock-based compensation expense for the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of product revenue	$27	$40	$58	$77
Cost of service and other revenue	—	—	—	—
Research and development	71	160	149	410
General and administrative	872	880	1,433	2,180
Total stock-based compensation expense	$970	$1,080	$1,640	$2,667

The weighted-average assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of the employee stock option grants during the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk-free interest rate	4.1%	4.0%	3.9%	4.1%
Expected volatility	94.2%	119.3%	108.1%	135.0%
Expected term (in years)	5.3	5.5	5.7	5.6
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Restricted Stock Units

The following table summarizes RSU activity during the six months ended June 30, 2026:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2026	3,490	$290.34
Granted	—	—
Released	(1,490)	356.64
Forfeited	(260)	63.31
Outstanding at June 30, 2026	1,740	$265.28

The total fair value of the RSUs that vested during the six months ended June 30, 2026 was $0.5 million, determined as of the date of vesting. The weighted average remaining contractual term for the RSUs was 1.7 years as of June 30, 2026.

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

The future minimum payments under non-cancellable operating and finance leases as of June 30, 2026, are as follows (in thousands):

	Operating Leases	Finance Lease
Remainder of 2026	440	173
2027	769	357
2028	804	365
2029	840	373
2030	1,052	382
Thereafter	—	4,474
Total future lease payments	3,905	6,124
Less: imputed interest	(888)	(2,437)
Total lease liabilities	3,017	3,687
Less: lease liability, current portion	633	243
Lease liability, net of current portion	$2,384	$3,444

Restructuring

The 2024 Workforce Reductions described in Note 1 (Organization and Basis of Presentation) comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification (“WARN”) Act.

There were no restructuring charges incurred for the three and six months ended June 30, 2026 and 2025. The following is a summary of the accrued restructuring liability that was recorded in connection with the reductions in force for the six months ended June 30, 2026 and the year ended December 31, 2025 included within accrued expenses on the unaudited condensed consolidated financial statements (in thousands):

Accrued restructuring as of January 1, 2025	$561
Restructuring charges incurred during the period	—
Cash payments	(302)
Accrued restructuring as of December 31, 2025	$259

Accrued restructuring as of January 1, 2026	$259
Restructuring charges incurred during the period	—
Cash payments	(43)
Accrued restructuring as of June 30, 2026	$216

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

8. Investments and Fair Value Measurements

The Company often holds investment securities that consist of highly liquid, U.S. treasuries and investment grade debt securities. The Company determines the fair value of its investment securities based upon one or more valuations reported by its investment accounting and reporting service provider. The investment service provider values the securities using a hierarchical security pricing model that relies primarily on valuations provided by an industry-recognized valuation service. Such valuations may be based on trade prices in active markets for identical assets or liabilities (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curves, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, and broker and dealer quotes, as well as other relevant economic measures.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
		Fair Value Measurement Category
	Total Fair Value and Carrying Value on Balance Sheet	Level 1	Level 2	Level 3
Assets:
U.S. treasuries classified as short-term investments	$6,189	$—	$6,189	$—
Money market funds classified as cash equivalents	$1,864	$1,864	$—	$—

	December 31, 2025
		Fair Value Measurement Category
	Total Fair Value and Carrying Value on Balance Sheet	Level 1	Level 2	Level 3
Assets:
U.S. treasuries classified as short-term investments	$16,279	$—	$16,279	$—
Money market funds classified as cash equivalents	$1,887	$1,887	$—	$—
Money market funds classified as restricted cash and investments	$1,519	$1,519	$—	$—
U.S. treasuries classified as restricted cash and investments	$8,747	$—	$8,747	$—
Liabilities:
Convertible debentures payable	$9,979	$—	$—	$9,979

The Company’s restricted cash and investments balance of $10.3 million as of December 31, 2025 includes $1.5 million of money market funds that were recorded as restricted cash and $8.8 million of U.S. treasuries that were recorded as restricted investments.

JGB Convertible Debentures Payable

The fair value of the JGB convertible debentures, which were issued on May 24, 2024, and fully redeemed shortly after maturity on May 26, 2026, were estimated using a scenario-based analysis on a quarterly basis. The fair value was estimated using a lattice model. The key input assumptions utilized are summarized in the table below:

Convertible Debentures Payable
December 31, 2025
Expected volatility	116.00%
Risk-free interest rate	3.59%
Term to maturity (years)	0.40
Debt discount rate	18.17%
Equity discount rate	3.59%

The volatility is based on an analysis of the Company’s historical stock price, the risk-free rate is based on US treasury yields, the equity discount rate is based on term-specific US treasury yields, and the debt discount rate is based on the Company’s credit rating.

Changes in estimated fair value of convertible debentures payable in the six months ended June 30, 2026 and 2025 are as follows (in thousands):

Convertible Debentures Payable (Level 3 Measurement)
Balance as of January 1, 2025	$20,362
Changes in estimated fair value, interest and redemption payments, recorded in other income (expense), net	(5,250)
Conversions to common stock	(350)
Cash payments on redemptions	(3,000)
Balance as of June 30, 2025	$11,762

Balance as of January 1, 2026	$9,979
Changes in estimated fair value, interest and redemption payments, recorded in other income (expense), net	287
Conversions to common stock	—
Cash payments on redemptions	(10,266)
Balance as of June 30, 2026	$—

Available for Sale Investments

The Company invests its excess cash in U.S. treasury and agency securities, corporate debt securities, and commercial paper, which are classified as available-for-sale investments. These investments are carried at fair value and are included in the tables below. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. At each reporting date, the Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company evaluates, among others, whether the Company has the intention to sell any of these investments and whether it is not more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Based on this evaluation, as of June 30, 2026 and December 31, 2025, the Company determined that unrealized losses of the below securities were primarily attributable to changes in interest rates and non-credit related factors. As such, no allowances for credit losses were recorded during these periods.

As of June 30, 2026 and December 31, 2025, the Company held two securities, which have been in an immaterial unrealized loss position for a period of less than 12 months. As of June 30, 2026 and December 31, 2025, the Company held no securities which have been in an unrealized loss position for a period of greater than 12 months.

Realized gains and losses are calculated using the specific identification method and recorded in other income (expense) in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.

During the six months ended June 30, 2026, the Company did not sell any of its available for sale securities. The Company recognizes losses in other income relating to any sales of its securities. Amounts are reclassified out of accumulated other comprehensive income into earnings using the specific identification method when sales are realized.

Interest receivable was immaterial as of June 30, 2026 and December 31, 2025. Interest receivable is recorded as a component of prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.

As of June 30, 2026, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities presented within investments (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
U.S. treasuries classified as short-term investments	Less than 1	6,189	—	—	6,189
Total maturity less than 1 year		$6,189	$—	$—	$6,189

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

As of June 30, 2026, there was an immaterial amount of available-for-sale securities listed as investments in an unrealized loss position for a period of less than 12 months, and none, for a period greater than 12 months.

As of December 31, 2025, there were no available-for-sale securities listed as investments in an unrealized loss position.

As of December 31, 2025, there was an immaterial amount of available-for-sale securities in an unrealized loss position for the available for sale securities presented within restricted cash and investments for a period of less than 12 months, and none, for a period greater than 12 months.

9. Segment Reporting

The following table presents financial information with respect to the Company’s single operating segment, including significant segment expenses, which are regularly provided to the CODM and included within consolidated operating loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$8,171	$6,733	$14,858	$13,190
Cost of revenue	3,857	3,256	7,292	6,774
Operating expenses
Salaries, wages, and benefits	6,189	5,471	11,951	11,293
Contracted services	2,146	2,400	4,292	5,079
Non-inventory materials	233	272	480	353
Consulting	344	302	517	815
Rent and facilities	639	562	1,370	1,134
Depreciation and amortization	1,692	1,811	3,404	3,641
Travel and entertainment	156	119	371	246
Administrative and other	133	340	296	117
Total operating expenses	11,532	11,277	22,681	22,678
Loss from operations	$(7,218)	$(7,800)	$(15,115)	$(16,262)

Administrative and other primarily includes operating expenses for gain on lease termination/modification, disposals of property, plant, and equipment and taxes, interest, and fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026 (this “Quarterly Report”) and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on March 23, 2026. Unless the context requires otherwise, references in this Quarterly Report to “we,” “us,” and “our” refer to Bionano Genomics, Inc. and its subsidiaries or, as the context may require, Bionano Genomics, Inc. only. “Lineagen” (doing business as “Bionano Laboratories”), “BioDiscovery” and “Purigen” refer to our wholly owned subsidiaries, Lineagen, Inc., BioDiscovery, LLC and Purigen Biosystems, Inc., respectively.

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

Recent Highlights

Commercial Adoption of Offerings for OGM Systems

In executing on our commercialization strategy, we expanded the utilization of our OGM systems (our Saphyr system and our Stratys system) and:

•
Grew our installed base to 397 as of June 30, 2026, an increase of approximately 5% from a total installed base of 378 as of June 30, 2025. Installed base represents the global number of OGM instruments installed at end-customer locations and therefore having the technology to process OGM.

•
Sold 9,219 flowcells in the three-month period ended June 30, 2026, an increase of approximately 27 % from 7,233 flowcells sold in the same period of 2025. Sold 17,397 flowcells in the six-month period ended June 30, 2026, an increase of approximately 22% from 14,227 flowcells sold in the same period of 2025. The OGM cartridge is the consumable that packages nanochannel arrays for DNA linearization. In its current form, the OGM cartridge can comprise one or three flowcells per cartridge. Flowcells sold refers to the units of genome mapping consumables used for analyzing one genome, purchased by customers to process samples for optical genome mapping.

Macroeconomic and Geopolitical Developments

We are subject to additional risks and uncertainties as a result of adverse geopolitical and macroeconomic developments, such as recent and potential future bank failures, ongoing international conflicts, related sanctions, any effects of global pandemics and uncertain market conditions, including inflation and supply chain disruptions, and international trade policies (including trade protection measures, such as tariffs, sanctions and other trade barriers), changes in monetary and fiscal policy, United States political developments and other sources of instability, which have not had a material impact on our business and financial results to date, but could result in a material impact to our business or financial results in the future. Also, we have seen, and expect to continue to see, an impact on our costs due to higher computing component costs, specifically memory, which may result in material cost pressures and supply constraints in future periods. Additionally, for the three months ended June 30, 2026, we experienced slower growth in our Asia Pacific business, including as a result of headwinds in the region. We do not anticipate that these headwinds will change in the near term.

We closely monitor and comply with various applicable guidelines and legal requirements in the jurisdictions in which we operate. In the past, we have experienced supply chain challenges, attributable to such adverse geopolitical and macroeconomic developments including increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. During the six months ended June 30, 2026, we did not experience overall material increases in our supply chain costs, but we have and may continue to experience increases in our computing component costs, specifically memory, and may experience increases in future fiscal periods for other parts of our business as well. We expect our costs to remain high for the foreseeable future. As global economic conditions continue to be volatile, business activity may not grow as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. For instance, product demand may be reduced due to an economic recession, a decrease in corporate capital expenditures, prolonged unemployment, high inflation rates, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic developments, or any similar negative economic condition. These negative effects could have a material impact on our operations, business, earnings, and liquidity.

Financial Overview

Revenue

We generate product revenue from sales of our OGM and Ionic® Purification systems and consumables, which includes our instruments, and our VIA™ software. VIA has a simple integrated workflow for visualization, interpretation and reporting of NGS, microarray and OGM data to create a standard software tool for use across molecular pathology and cytogenomics applications. We currently sell our systems for research use only applications and our customers are primarily laboratories associated with academic and governmental research institutions, academic and commercial clinical laboratories, as well as pharmaceutical, biotechnology and contract research companies. In addition, we provide instruments to certain customers under our reagent rental program, where the cost of the instrument is factored into the price of a consumable and, the customer agrees to purchase minimum quantities of consumables. Consumable revenue consists of sales of reagents and chips necessary to process a sample. We believe that the growth in our consumable sales has been primarily driven by increased clinical adoption, and we expect future growth will continue to be driven by clinical adoption and increased utilization at existing and new clinical sites. Sales of our VIA software, which provides customers with solutions for analysis, interpretation and reporting of genomics data, are made on a subscription basis. We generate service revenue from the sale of diagnostic testing services through Bionano Laboratories, as well as services performed related to customer sample evaluations using an OGM system. Other revenue consists of warranty and other service-based revenue, including support, repair and maintenance services.

The following table presents our revenue for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenue	$7,693	$6,310	$13,787	$12,314
Service and other revenue	478	423	1,071	876
Total	$8,171	$6,733	$14,858	$13,190

The following table reflects total revenue (in thousands) by geography and as a percentage of total revenue, based on the billing address of our customers. Americas consists of North America and South America. EMEA consists of Europe, the Middle East and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, India and Australia.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
Americas	$3,023	37.0%	$2,926	43.5%	$5,517	37.1%	$5,984	45.4%
EMEA	4,841	59.2%	3,228	47.9%	8,393	56.5%	6,294	47.7%
Asia Pacific	307	3.8%	579	8.6%	948	6.4%	912	6.9%
Total	$8,171	100%	$6,733	100%	$14,858	100%	$13,190	100%

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

Results of Operations

We have incurred losses in each year since our inception. Our net loss was $7.4 million and $15.7 million for the three and six months ended June 30, 2026, respectively. As of June 30, 2026, we had an accumulated deficit of $735.3 million.

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

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table sets forth our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Period-to-Period Change
	2026	2025	$	%
Revenues:
Product revenue	$7,693	$6,310	$1,383	22%
Service and other revenue	478	423	55	13%
Total revenue	8,171	6,733	1,438	21%
Cost of revenue:
Cost of product revenue	3,724	3,150	574	18%
Cost of service and other revenue	133	106	27	25%
Total cost of revenue	3,857	3,256	601	18%
Research and development	2,988	2,931	57	2%
Selling, general and administrative	8,544	8,346	198	2%
Total operating expenses	11,532	11,277	255	2%
Loss from operations	(7,218)	(7,800)	582	(7)%
Other income (expenses):
Interest income	146	277	(131)	(47)%
Other income (expenses)	(344)	676	(1,020)	(151)%
Total other income (expenses)	(198)	953	(1,151)	(121)%
Loss before income taxes	(7,416)	(6,847)	(569)	8%
Benefit (provision) for income taxes	(7)	(10)	3	(30)%
Net loss	$(7,423)	$(6,857)	$(566)	8%

Revenue

	Three Months Ended June 30,		Period-to-Period Change
	2026	2025	$	%
Instruments	$2,037	$1,399	$638	46%
Consumables	4,285	3,276	1,009	31%
Software	1,371	1,635	(264)	(16)%
Total product revenue	7,693	6,310	1,383	22%
Services and other	478	423	55	13%
Total revenue	$8,171	$6,733	$1,438	21%

Total revenue increased by $1.4 million, or 21% to $8.2 million for the three months ended June 30, 2026, as compared to $6.7 million for the same period in 2025, driven primarily by an increase in instrument, consumables, service and other revenue, partially offset by a decrease in software revenue.

Instrument revenue increased by $0.6 million, or 46%, to $2.0 million for the three months ended June 30, 2026, as compared to $1.4 million for the three months ended June 30, 2025, due to an increase in the number of OGM and Ionic instruments sold. As of June 30, 2026, our installed base grew to 397 OGM systems compared to the 378 OGM systems as of June 30, 2025, which represented a 5% increase year-over-year.

Consumables revenue increased by $1.0 million, or 31%, to $4.3 million for the three months ended June 30, 2026, as compared to $3.3 million for the three months ended June 30, 2025. The increase is primarily driven by an increase in both the number and the average selling price of flowcells sold, partially offset by certain supply constraints due to manufacturing delays that were initiated in the fourth quarter of 2025 and continued through the current period. For the three months ended June 30, 2026, we sold 9,219 flowcells, an increase of approximately 27% from 7,233 flowcells sold in the same period of 2025.

Software revenue decreased by $0.3 million, or 16%, to $1.4 million for the three months ended June 30, 2026, as compared to $1.6 million for the three months ended June 30, 2025. The decrease is primarily attributed to a decrease in the number of VIA software licenses sold.

The change in service and other revenue was immaterial.

Cost of Revenue, Gross Profit, and Gross Margin ($ in thousands)

	Three Months Ended June 30,		Period-to-Period Change
	2026	2025	$	%
Cost of revenue:
Cost of product revenue	3,724	3,150	574	18%
Cost of service and other revenue	133	106	27	25%
Total cost of revenue	3,857	3,256	601	18%

Gross profit (loss):
Product	$3,969	$3,160	$809	26%
Service and other	345	317	28	9%
Total gross profit	$4,314	$3,477	$837	24%

Gross margin:
Product	52%	50%
Service and other	72%	75%
Total gross margin	53%	52%

Cost of product revenue increased by $0.6 million or 18%, to $3.7 million for the three months ended June 30, 2026, as compared to $3.2 million for the three months ended June 30, 2025. The increase was primarily attributable to higher instrument and consumable sales. We expect cost of product revenue to vary with sales volume and product mix.

Product gross profit increased by $0.8 million, or 26%, to $4.0 million for the three months ended June 30, 2026, compared to $3.2 million for the three months ended June 30, 2025. The increase was primarily driven by an increase in instrument and consumable sales, offset by a decrease in software sales.

Research and Development (“R&D”) Expenses

R&D expenses increased by $0.1 million, or 2%, to $3.0 million for the three months ended June 30, 2026, as compared to $2.9 million for the same period in 2025. The increase was primarily due to increases of $0.2 million in salaries, wages and benefits driven by a slight increase in headcount and an increase in salaries and bonuses which were not offered during the same period in 2025 due to the cost savings initiatives announced in 2024; an increase of $0.3 million in professional and consulting fees, including increases in costs incurred to support development of the Stratys system and foundry expenses. These increases were offset by decreases in our internal consumption of inventory, materials and supplies, depreciation, and rent and facilities costs by a combined total of $0.3 million. Lastly, in the prior period we recognized a loss on disposal of assets of $0.2 million which did not reoccur in the current period.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased by $0.2 million, or 2%, to $8.5 million for the three months ended June 30, 2026, as compared to $8.3 million for the same period in 2025. The increase was primarily due to $0.5 million in combined one-time executive transition costs and an increase in salaries and accrued bonuses, and a $0.2 million increase in information technology, travel, rent and facility costs. These increases were partially offset by a $0.5 million decrease in professional and consulting fees which is primarily marketing, software, and legal expenses.

Interest Income

Interest income decreased by $0.1 million, or 47%, to $0.1 million for the three months ended June 30, 2026, as compared to $0.3 million for the same period in 2025 resulting from a reduction in investments offset by higher returns.

Other Income (Expense)

Other expense was $0.3 million for the three months ended June 30, 2026, as compared to other income of $0.7 million for the same period in 2025. The year-over-year change was primarily attributable to the following:

•
Fair value remeasurement: We recognized a net loss of $0.3 million from the changes in the fair value of the convertible debentures during the three months ended June 30, 2026, as compared to a net loss of $0.6 million for the same period in 2025.
•
Government credit and other income: Other income decreased by $1.3 million in 2026, primarily due to receipt of an Employee Retention Credit (“ERC”) refundable tax credit received during the three months ended June 30, 2025 from the Internal Revenue Services (“IRS”) for eligible businesses affected by the COVID-19 pandemic.

See Note 5 (Debt) and Note 8 (Investments and Fair Value Measurements) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table sets forth our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,		Period-to-Period Change
	2026	2025	$	%
Revenues:
Product revenue	$13,787	$12,314	$1,473	12%
Service and other revenue	1,071	876	195	22%
Total revenue	14,858	13,190	1,668	13%
Cost of revenue:
Cost of product revenue	6,929	6,202	727	12%
Cost of service and other revenue	363	572	(209)	(37)%
Total cost of revenue	7,292	6,774	518	8%
Research and development	6,127	5,299	828	16%
Selling, general and administrative	16,554	17,379	(825)	(5)%
Total operating expenses	22,681	22,678	3	0%
Loss from operations	(15,115)	(16,262)	1,147	(7)%
Other income (expenses):
Interest income	369	566	(197)	(35)%
Other income (expenses)	(963)	5,756	(6,719)	(117)%
Total other income (expenses)	(594)	6,322	(6,916)	(109)%
Loss before income taxes	(15,709)	(9,940)	(5,769)	58%
Provision for income taxes	(17)	(18)	1	(6)%
Net loss	$(15,726)	$(9,958)	$(5,768)	58%

Revenue

	Six Months Ended June 30,		Period-to-Period Change
	2026	2025	$	%
Instruments	$2,999	$2,088	$911	44%
Consumables	8,185	6,523	1,662	25%
Software	2,603	3,703	(1,100)	(30)%
Total product revenue	13,787	12,314	1,473	12%
Services and other	1,071	876	195	22%
Total revenue	$14,858	$13,190	$1,668	13%

Total revenue increased by $1.7 million, or 13% to $14.9 million for the six months ended June 30, 2026, as compared to $13.2 million for the same period in 2025, driven primarily by an increase in instrument, consumables, service and other revenue partially offset by a decrease in software revenue.

Instrument revenue increased by $0.9 million, or 44%, to $3.0 million for the six months ended June 30, 2026, as compared to $2.1 million for the six months ended June 30, 2025, due to an increase in the number of OGM and Ionic instruments sold. As of June 30, 2026, our installed base grew to 397 OGM systems compared to the 378 OGM systems as of June 30, 2025, which represented a 5% increase year-over-year.

Consumables revenue increased by $1.7 million, or 25%, to $8.2 million for the six months ended June 30, 2026, as compared to $6.5 million for the six months ended June 30, 2025. The increase is primarily driven by an increase in both the number and the average selling price of flowcells sold, partially offset by certain supply constraints due to manufacturing delays that were initiated in the fourth quarter of 2025 and continued through the current period. For the six months ended June 30, 2026, we sold 17,397 flowcells, an increase of approximately 22% from 14,227 flowcells sold in the same period of 2025.

Software revenue decreased by $1.1 million, or 30%, to $2.6 million for the six months ended June 30, 2026, as compared to $3.7 million for the six months ended June 30, 2025. The decrease is primarily attributed to a decrease in the number of VIA samples sold.

Service and other revenue increased by $0.2 million, or 22%, to $1.1 million for the six months ended June 30, 2026, as compared to $0.9 million for the six months ended June 30, 2025. The increase was primarily due to an increase in clinical service offerings from Bionano Laboratories, in addition to an increase in extended warranty and maintenance sales.

Cost of Revenue, Gross Profit, and Gross Margin ($ in thousands)

	Six Months Ended June 30,		Period-to-Period Change
	2026	2025	$	%
Cost of revenue:
Cost of product revenue	6,929	6,202	727	12%
Cost of service and other revenue	363	572	(209)	(37)%
Total cost of revenue	7,292	6,774	518	8%

Gross profit (loss):
Product	$6,858	$6,112	$746	12%
Service and other	708	304	404	133%
Total gross profit	$7,566	$6,416	$1,150	18%

Gross margin:
Product	50%	50%
Service and other	66%	35%
Total gross margin	51%	49%

Cost of product revenue increased by $0.7 million, or 12%, to $6.9 million for the six months ended June 30, 2026, as compared to $6.2 million for the six months ended June 30, 2025. The increase was primarily attributable to higher instrument and consumable sales. We expect cost of product revenue to vary with sales volume and product mix.

Cost of service and other revenue decreased by $0.2 million, or 37%, to $0.4 million for the six months ended June 30, 2026, as compared to $0.6 million for the six months ended June 30, 2025. The prior year period included a non-recurring increase in warranty expense associated with a refinement of the Company’s warranty reserve calculation methodology, while the current-year period reflects more normalized warranty expense levels.

Product gross profit increased by $0.7 million, or 12%, to $6.9 million for the six months ended June 30, 2026, compared to $6.1 million for the six months ended June 30, 2025. The increase was primarily driven by an increase in instrument and consumable sales, offset by a decrease in software sales.

Service and other gross profit increased by $0.4 million, or 133% to $0.7 million for the six months ended June 30, 2026, compared $0.3 million for the six months ended June 30, 2025. The increase in service and other gross profit was primarily driven by the non-recurring increase in warranty expense recognized in the prior period. In addition, revenues increased from clinical service offerings through Bionano Laboratories and instrument service contracts.

Research and Development (“R&D”) Expenses

R&D expenses increased by $0.8 million, or 16%, to $6.1 million for the six months ended June 30, 2026, as compared to $5.3 million for the same period in 2025. The increase was primarily due to increases of $0.4 million in salaries, wages and benefits driven by a slight increase in headcount and an increase in salaries and bonuses which were not offered during the same period in 2025 due to the cost savings initiatives announced in 2024; an increase of $0.7 million in professional and consulting fees, including increases in costs incurred to support development of the Stratys system and foundry expenses. Lastly, we increased internal consumption of inventory, materials and supplies by $0.1 million. These increases were partially offset by a decrease in depreciation, rent and facility costs of $0.4 million

Selling, General and Administrative Expenses

SG&A expenses decreased by $0.8 million, or 5%, to $16.6 million for the six months ended June 30, 2026, as compared to $17.4 million for the same period in 2025. The decrease was primarily due to a $1.8 million decrease in professional and consulting fees which is primarily marketing, software, and legal expenses, a $0.7 million decrease in stock-based compensation driven by a decrease in our stock price, and a $0.2 million reduction in the amount of property, plant, and equipment disposed of in the current period as compared to the prior period. These decreases were offset by an increase of $1.0 million in combined one-time executive transition costs and an increase in salaries and accrued bonuses, the absence of a $0.5 million gain on lease modification recorded in the prior period, and a $0.4 million increase in information technology, travel, rent and facility costs.

Interest Income

Interest income decreased by $0.2 million, or 35%, to $0.4 million for the six months ended June 30, 2026, as compared to $0.6 million for the same period in 2025 resulting from a reduction in investments offset by higher returns.

Other Income (Expense)

Other expense was $1.0 million for the six months ended June 30, 2026, as compared to other income of $5.8 million for the same period in 2025. The year-over-year change was primarily attributable to the following:

•
Fair value remeasurement: We recognized a net loss of $0.7 million from the changes in the fair value of the convertible debentures during the six months ended June 30, 2026, as compared to a net gain of $4.5 million for the same period in 2025.
•
Government credit and other income: Other income decreased by $1.5 million in 2026, primarily due to receipt of an ERC refundable tax credit received during the six months ended June 30, 2025 from the IRS for eligible businesses affected by the COVID-19 pandemic.

See Note 5 (Debt) and Note 8 (Investments and Fair Value Measurements) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from operations. We incurred net losses of $15.7 million and $10.0 million, and used $10.4 million and $6.3 million of cash from our operating activities for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $735.3 million, cash and cash equivalents of $3.7 million, $6.2 million in short-term investments and $0.5 million in restricted cash.

Sources of Liquidity and Capital Resources

In the six months ended June 30, 2026, we generated cash flows from sales of common stock and other equity instruments. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments, borrowings from credit facilities and revenue from our commercial operations. See Note 5 (Debt) and Note 6 (Stockholder’s Equity and Stock-Based Compensation) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of our recent debt and equity activity.

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

The $10.3 million outstanding principal balance was redeemed in full shortly after the May 24, 2026 maturity date, and no principal remained outstanding under the Debentures as of June 30, 2026. For the six months ended June 30, 2026, the Company paid $0.5 million in interest and $10.3 million in principal redemption amounts on the Debentures. See Note 5 (Debt) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.

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

As of June 30, 2026, we had $3.7 million in cash and cash equivalents, $6.2 million in short-term investments and $0.5 million in restricted cash. As of June 30, 2026, the Company had fully redeemed the outstanding principal balance under the Debentures. Based on recurring losses from operations incurred since inception and the expectation of continued operating losses, we anticipate our available cash balance will not be sufficient to operate our business for the next twelve months from the issuance of this Quarterly Report. Accordingly, we determined that there is substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements included in this Quarterly Report are issued. In order to continue to operate our business beyond that time, we will need to raise substantial additional capital. We are actively evaluating debt and equity financing sources available to us as well as cost reduction strategies, but there can be no assurance that financing will be available on terms acceptable to us, on a timely basis, or at all, or that we are able to effectively reduce our operating expenses. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Any disruptions to, or volatility in, the credit and financial markets or any deterioration in overall economic conditions may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we are unable to raise additional funds through debt or equity financing or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research and development activities or future commercialization efforts. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives.

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

Cash Flows

The following table sets forth the cash flow from operating, investing and financing activities for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(10,386)	$(6,251)
Investing activities	19,138	(12,087)
Financing activities	(9,036)	12,360

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

Net cash used in operating activities was $10.4 million during the six months ended June 30, 2026, as compared to $6.3 million during the same period in 2025. The increase in cash used in operating activities of $4.1 million was primarily attributed to an increase in inventory purchases and an increase in salaries, wages, and benefits driven by a slight increase in headcount and an increase in accrued salaries, wages, and bonuses.

Investing Activities

Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure, as well as the acquisitions of Lineagen, BioDiscovery and Purigen to grow our business. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. During the six months ended June 30, 2026, net cash provided by investing activities was $19.1 million, as compared to net cash used in investing activities was $12.1 million during the same period in 2025. The increase in cash provided by investing activities of $31.2 million was primarily attributed to the maturity of $99.3 million in available for sale securities, which was offset by the purchase of available for sale securities of $80.1 million during the six months ended June 30, 2026, as compared to the maturity of $104.6 million in available for sale securities, which was offset by a higher purchase of available for sale securities of $116.6 million during the same period in 2025.

Financing Activities

Net cash used in financing activities was $9.0 million during the six months ended June 30, 2026 as compared to net cash provided by financing activities of $12.4 million during the same period in 2025, a decrease of $21.4 million. During the six months ended June 30, 2026, the Company fully redeemed the outstanding principal balance of $10.3 million of the convertible debentures payable, as compared to principal payments of $3.0 million during the same period in 2025, and $1.3 million in gross proceeds from executing sales under our at-the-market facilities with H.C. Wainwright & Co., LLC (“Wainwright”) during the six months ended June 30, 2026, as compared to $16.4 million in gross proceeds from executing sales under our at-the-market facilities with Cowen and Company, LLC (“Cowen”) and Wainwright during the same period in 2025.

Capital Resources

As of June 30, 2026, we had approximately $3.7 million in cash and cash equivalents, $6.2 million in short-term investments, $0.5 million in restricted cash and working capital of $14.8 million. As of June 30, 2026, the Company had fully redeemed the outstanding principal balance under the Debentures.

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

On February 21, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Wainwright, pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million, through or to Wainwright, acting as sales agent or principal, pursuant to the Shelf Registration Statement. During the six months ended June 30, 2026, the Company sold approximately 1.0 million shares of common stock under the ATM Agreement at an average share price of $1.28 per share and received gross proceeds of approximately $1.3 million before deducting offering costs of $0.05 million.

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

During the six months ended June 30, 2026, there have been no changes to our critical accounting policies and estimates as described in our Annual Report.

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

As of June 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this assessment, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

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

4.4

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

4.6

Form of Warrant to Purchase Series A Common Stock issued to Investors in July 2024 Registered Direct Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 8, 2024).

4.7

Form of Warrant to Purchase Series B Common Stock issued to Investors in July 2024 Registered Direct Offering (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 8, 2024).

4.8

Form of Warrant to Purchase Series C Common Stock issued to Investors in October 2024 Registered Direct Offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2024).

4.9

Form of Warrant to Purchase Series D Common Stock issued to Investors in October 2024 Registered Direct Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2024).

4.10

Form of Warrant to Purchase Common Stock issued to Investors in January 2025 Registered Direct Offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 6, 2025).

4.11

Form of Warrant to Purchase Series E/F Common Stock issued to Investors in September 2025 Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2025).

10.1+	Offer Letter by and between the Registrant and Albert A. Luderer, dated May 6, 2026.

10.2+	Consulting Agreement by and between the Registrant and R. Erik Holmlin, Ph.D., dated May 6, 2026.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL Document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIONANO GENOMICS, INC.

Dated: August 10, 2026	By: /s/ Albert A. Luderer, Ph.D.
Albert A. Luderer, Ph.D.
Interim Chief Executive Officer (Interim Principal Executive Officer and Interim Principal Financial Officer)