Form 10-Q
period 2026-09-30
Bionano Genomics, Inc.
filed 2026-11-10
CIK 1411690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

As of November 4, 2026, the registrant had 13,989,000 shares of Common Stock ($0.0001 par value) outstanding.

BIONANO GENOMICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIONANO GENOMICS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	(Unaudited)
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$4,355	$2,990
Investments	3,813	16,279
Accounts receivable, net	5,854	5,200
Inventory	6,511	5,448
Prepaid expenses and other current assets	4,483	5,203
Restricted cash and investments	501	10,266
Total current assets	25,517	45,386
Property and equipment, net	12,230	14,847
Operating lease right-of-use assets	2,804	3,217
Finance lease right-of-use assets	2,942	3,095
Intangible assets, net	325	4,345
Other long-term assets	2,473	2,694
Total assets	$46,291	$73,584
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,541	$5,590
Accrued expenses	4,782	5,460
Contract liabilities	1,123	967
Operating lease liability	621	697
Finance lease liability	240	249
Convertible debentures payable (at fair value)	—	9,979
Total current liabilities	12,307	22,942
Operating lease liability, net of current portion	2,257	2,489
Finance lease liability, net of current portion	3,425	3,480
Long-term contract liabilities	92	249
Total liabilities	$18,081	$29,160
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized at September 30, 2026 and December 31, 2025; 13,509,000 and 10,740,200 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	769,995	764,026
Accumulated deficit	(741,799)	(719,620)
Accumulated other comprehensive income	13	17
Total stockholders’ equity	28,210	44,424
Total liabilities and stockholders’ equity	$46,291	$73,584

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$7,827	$6,934	$21,614	$19,248
Service and other revenue	449	433	1,520	1,309
Total revenue	8,276	7,367	23,134	20,557
Cost of revenue:
Cost of product revenue	3,688	3,842	10,617	10,044
Cost of service and other revenue	639	155	1,002	727
Total cost of revenue	4,327	3,997	11,619	10,771
Operating expenses:
Research and development	3,042	2,844	9,169	8,145
Selling, general and administrative	7,443	9,064	23,997	26,444
Total operating expenses	10,485	11,908	33,166	34,589
Loss from operations	(6,536)	(8,538)	(21,651)	(24,803)
Other income (expense):
Interest income	63	268	432	835
Other income (expense)	28	(219)	(935)	5,538
Total other income (expense)	91	49	(503)	6,373
Loss before income taxes	(6,445)	(8,489)	(22,154)	(18,430)
Provision for income taxes	(8)	(14)	(25)	(32)
Net loss	$(6,453)	$(8,503)	$(22,179)	$(18,462)
Net loss per share, basic and diluted	$(0.54)	$(1.59)	$(1.93)	$(4.82)
Weighted-average common shares outstanding, basic and diluted	11,991,000	5,338,000	11,508,000	3,829,000

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Loss:	$(6,453)	$(8,503)	$(22,179)	$(18,462)
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	(1)	1	(3)	(2)
Foreign currency translation adjustments	—	15	(1)	(19)
Other comprehensive income (loss)	$(1)	$16	$(4)	$(21)
Total comprehensive loss	$(6,454)	$(8,487)	$(22,183)	$(18,483)

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2025	1,865,400	$—	$728,573	$(693,225)	$27	$35,375
Stock-based compensation expense	—	—	1,587	—	—	1,587
Issue common stock and warrants, net of issuance costs	934,000	—	13,982	—	—	13,982
Issue stock for warrant exercises	280,000	—	9	—	—	9
Issuance of common stock for convertible debentures payable	22,000		350	—	—	350
Net loss	—	—	—	(3,102)	—	(3,102)
Other comprehensive loss	—	—	—	—	(13)	(13)
Balance at March 31, 2025	3,101,400	$—	$744,501	$(696,327)	$14	$48,188
Stock-based compensation expense	—	—	1,080	—	—	1,080
Issue common stock, net of issuance costs	807,000	—	2,986	—	—	2,986
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	1,000	—	1	—	—	1
Net loss	—	—	—	(6,857)	—	(6,857)
Other comprehensive loss	—	—	—	—	(24)	(24)
Balance at June 30, 2025	3,909,400	$—	$748,568	$(703,184)	$(10)	$45,374
Stock-based compensation expense	—	—	941	—	—	941
Issue common stock, net of issuance costs	5,771,000	1	11,970	—	—	11,971
Issue stock for warrant exercises	50,000	—	—	—	—	—
Net loss	—	—	—	(8,503)	—	(8,503)
Other comprehensive income	—	—	—	—	16	16
Balance at September 30, 2025	9,730,400	$1	$761,479	$(711,687)	$6	$49,799

Balance at January 1, 2026	10,740,200	$1	$764,026	$(719,620)	$17	$44,424
Stock-based compensation expense	—	—	670	—	—	670
Issue common stock and warrants, net of issuance costs	536,300	—	677	—	—	677
Net loss	—	—	—	(8,303)	—	(8,303)
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at March 31, 2026	11,276,500	$1	$765,373	$(727,923)	$12	$37,463
Stock-based compensation expense	—	—	970	—	—	970
Issue common stock, net of issuance costs	500,000	—	594	—	—	594
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	800	—	—	—	—	—
Net loss	—	—	—	(7,423)	—	(7,423)
Other comprehensive income	—	—	—	—	2	2
Balance at June 30, 2026	11,777,300	$1	$766,937	$(735,346)	$14	$31,606
Stock-based compensation expense	—	—	299	—	—	299
Issue common stock, net of issuance costs	1,731,700	—	2,759	—	—	2,759
Net loss	—	—	—	(6,453)	—	(6,453)
Other comprehensive income	—	—	—	—	(1)	(1)
Balance at September 30, 2026	13,509,000	$1	$769,995	$(741,799)	$13	$28,210

See accompanying notes to the unaudited condensed consolidated financial statements.

BIONANO GENOMICS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(22,179)	$(18,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,894	7,190
Amortization of financing lease right-of-use asset	153	153
Accretion of interest on securities	(339)	(727)
Non-cash lease expense	106	974
Gain on lease termination/modification	—	(450)
Stock-based compensation	1,939	3,608
Cost of leased equipment sold to customer	146	348
Change in fair value of convertible debentures	287	(5,312)
Disposal of property and equipment	159	258
Changes in operating assets and liabilities
Accounts receivable	(654)	226
Inventory	(1,625)	3,342
Prepaid expenses and other current assets	720	(2,235)
Other long-term assets	221	992
Accounts payable	(49)	(973)
Accrued expenses, contract liabilities, and lease liabilities, net	(689)	(1,102)
Net cash used in operating activities	(14,910)	(12,170)
Investing activities:
Purchase of available for sale securities	(90,208)	(177,527)
Sale and maturities of available for sale securities	111,757	160,771
Net cash provided by (used in) investing activities	21,549	(16,756)
Financing activities:
Principal payments of financing lease liability	(63)	(53)
Proceeds from sale of common stock and warrants	4,180	29,347
Offering expenses on sale of common stock and warrants	(150)	(1,992)
Proceeds from warrant and option exercises	—	9
Payments on convertible debentures	(10,266)	(4,875)
Net cash provided by (used in) financing activities	(6,299)	22,436
Effect of exchange rates on cash and cash equivalents and restricted cash	7	(18)
Net increase (decrease) in cash and cash equivalents and restricted cash	347	(6,508)
Cash and cash equivalents and restricted cash at beginning of period	4,509	9,573
Cash and cash equivalents and restricted cash at end of period	$4,856	$3,065

Reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total amounts reported on the condensed consolidated statements of cash flows

Cash and cash equivalents	4,355	3,065
Restricted cash	501	—
Total cash and cash equivalents and restricted cash at end of period	$4,856	$3,065

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information
Cash paid for interest	$665	$1,312
Cash paid for operating lease liabilities	$562	$1,879
Supplemental disclosure of non-cash financing and investing activity
Transfer of instruments and servers from inventory into property and equipment, net	$562	$730
Issuance of common stock for convertible debentures payable	$—	$350
Fees paid in common stock	$—	$1,584
Operating lease liabilities resulting from obtaining right-of-use assets	$—	$2,966

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

Liquidity and Going Concern

The Company has experienced recurring net losses from operations, negative cash flows from operating activities, and a significant accumulated deficit since its inception and expects to continue to incur net losses into the foreseeable future. As of September 30, 2026, the Company had approximately $4.4 million in cash and cash equivalents, $3.8 million in short-term investments, $0.5 million in restricted cash and investments, and working capital of $13.2 million. The $0.5 million of restricted cash is included in an Irrevocable Standby Letter of Credit (“Letter of Credit”) that expired on September 30, 2026 and was released on October 7, 2026.

As of September 30, 2026, the Company had fully redeemed the outstanding principal balance under the Debentures (see Note 5 (Debt) to our unaudited condensed consolidated financial statements). During the nine months ended September 30, 2026, the Company used $14.9 million of cash in operations and had an accumulated deficit of $741.8 million as of September 30, 2026.

Management expects operating losses and negative cash flows to continue for at least the next year as the Company continues to incur costs related to product development and commercialization efforts. Management has prepared cash flows forecasts which indicate that based on the Company’s expected operating losses and negative cash flows, there is substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date that the unaudited condensed consolidated financial statements for the nine months ended September 30, 2026, are issued. Management’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management’s plans to raise additional capital to fulfill its operating and capital requirements for at least twelve months include public or private equity or debt financings. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all, and if the Company is unable to raise sufficient additional capital in the very near term, it may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the United States Bankruptcy Code.

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

Significant Accounting Policies

During the three and nine months ended September 30, 2026, there were no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Restructuring Expenses

The Company’s restructuring expense primarily consisted of actions taken in May and October 2023 (the “2023 Workforce Reductions”) and March and September 2024 (the “2024 Workforce Reductions”) in order to reduce costs and improve operations and manufacturing efficiency. Severance-related costs were accounted for as a one-time termination benefit communicated by period end without an additional service component, so the charge represented the total amount expected to be incurred. As a result of reducing facility costs and discretionary spending unrelated to headcount and combined with the cost savings from the 2023 Workforce Reductions and 2024 Workforce Reductions, such plans were intended to decrease expenses and maintain a streamlined organization to support the Company’s business. No restructuring charges were incurred during the three and nine months ended September 30, 2026 and 2025.

Impairment of Long-Lived Assets (including Finite-Lived Intangible Assets)

Long-lived assets are reviewed for impairment if indicators of potential impairment exist. If the Company identifies a change in the circumstances related to its long-lived assets, such as property and equipment and intangible assets, that indicates the carrying value of any such asset may not be recoverable, the Company will perform an impairment analysis. A long-lived asset is not recoverable when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense. No impairment losses were recorded during the three and nine months ended September 30, 2026 and 2025.

Inventories

The Company reviews its inventories for classification purposes. The value of inventories not expected to be realized in cash, sold or consumed during the next 12 months are classified as non-current within other long-term assets. As of September 30, 2026, $2.2 million of inventories were included in other long-term assets.

As of September 30, 2026, the Company’s excess and obsolete inventory reserve balance was $2.6 million.

Loss on disposal of property and equipment

Loss on disposal of property and equipment includes the net book value of assets that have been abandoned or retired and consists primarily of our leasehold improvements, furniture, equipment and fixtures that were abandoned and disposed of in the normal course of business. The Company recorded a $0.2 million loss on disposal of property and equipment during the nine months ended September 30, 2026 and a $0.3 million loss on disposal of property and equipment during the nine months ended September 30, 2025.

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

Recently Issued Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The provisions of OBBBA did not have a material impact on the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026. The Company will continue to evaluate the impact of OBBBA provisions with future effective dates on the Company’s consolidated financial statements and related disclosures for the year ending December 31, 2026.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive were as follows (in common stock equivalent shares):

	September 30,
	2026	2025
Common stock options	625,000	191,000
Common warrants	11,915,800	12,105,500
Convertible debentures	—	634,000
RSUs	1,540	3,590
Total	12,542,340	12,934,090

3. Revenue Recognition

Revenue by Source (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Instruments	$2,092	$1,619	$5,091	$3,707
Consumables	4,670	3,773	12,855	10,296
Software	1,065	1,542	3,668	5,245
Total product revenue	7,827	6,934	21,614	19,248
Services and other	449	433	1,520	1,309
Total revenue	$8,276	$7,367	$23,134	$20,557

Revenue by Geographic Location (in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
Americas	$3,835	46.3%	$2,845	38.6%	$9,352	40.4%	$8,829	42.9%
EMEA	4,128	49.9%	3,632	49.3%	12,521	54.1%	9,926	48.3%
Asia Pacific	313	3.8%	890	12.1%	1,261	5.5%	1,802	8.8%
Total	$8,276	100%	$7,367	100%	$23,134	100%	$20,557	100%

The tables above provide revenue from contracts with customers by source and geographic region (based on the customer’s billing address) on a disaggregated basis. Americas consists of North America and South America. EMEA consists of Europe, the Middle East and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, India and Australia.

For the three months ended September 30, 2026 and 2025, the United States represented approximately 36.6% and 33.4% of total revenue, respectively. For the nine months ended September 30, 2026 and 2025, the United States represented approximately 29.9% and 36.8% of total revenue, respectively. For the three and nine months ended September 30, 2026, France represented approximately 12.7% and 11.2% of total revenue, respectively. No other countries represented greater than 10% of total revenue during the three and nine months ended September 30, 2026 and 2025.

Remaining Performance Obligations

As of September 30, 2026, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was $1.2 million. These remaining performance obligations primarily relate to extended warranty and support and maintenance obligations, as well as obligations related to software under hosting arrangements. The Company expects to recognize approximately 47.1% during the remainder of 2026, 47.7% in 2027, and 5.3 % in 2028 and thereafter. Warranty revenue is included in service and other revenue.

The Company recognized revenue of $0.2 million and $0.2 million during the three months ended September 30, 2026 and 2025, respectively, which was included in the contract liability balance at the end of the year preceding each period. The Company recognized revenue of $1.3 million and $1.2 million during the nine months ended September 30, 2026 and 2025, respectively, which was included in the contract liability balance at the end of the year preceding each period.

4. Balance Sheet Account Details

Accounts Receivable and Allowance for Credit Losses (in thousands)

	September 30, 2026	December 31, 2025	December 31, 2024
Accounts receivable, net:
Accounts receivable, trade	$5,876	$5,218	$4,909
Less allowance for credit losses	(22)	(18)	(157)
Total accounts receivable, net	$5,854	$5,200	$4,752

Changes to the allowance for credit losses during the nine months ended September 30, 2026 and 2025 were as follows (in thousands):

Allowance for Credit Losses
Balance as of January 1, 2025	$(157)
Provision for expected credit loss	—
Write-offs	157
Balance as of September 30, 2025	—

Balance as of January 1, 2026	(18)
Provision for expected credit loss	(4)
Write-offs	—
Balance as of September 30, 2026	$(22)

The Company’s analysis included an assessment of aged trade receivables balances and their underlying credit risk characteristics. The Company’s evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.

Inventory

The components of inventories, net of reserve, are as follows (in thousands):

	September 30,	December 31,
	2026	2025
Inventory:
Raw materials	$4,528	$5,539
Work in process	2,231	663
Finished goods	1,940	1,626
Total inventory	$8,699	$7,828
Inventories current	$6,511	$5,448
Inventories non-current (included in other long-term assets)	$2,188	$2,380

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Computer and office equipment	$2,199	$2,707
Lab equipment	12,955	14,846
Service equipment placed at customer sites	23,021	22,608
Leasehold improvements	2,506	2,886
Total property and equipment, gross	40,681	43,047
Less accumulated depreciation and amortization	(28,451)	(28,200)
Total property and equipment, net	$12,230	$14,847

For the three months ended September 30, 2026 and 2025, the Company recorded depreciation expense of $0.9 million and $1.0 million, respectively, which includes an allocation to cost of revenue of $0.7 million and $0.7 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded depreciation expense of $2.9 million and $3.2 million, respectively, which includes an allocation to cost of revenue of $2.0 million and $1.9 million, respectively.

Intangible Assets

Intangible assets that are subject to amortization consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$1,000	$(992)	$8	$1,000	$(842)	$158
Customer relationships	3,000	(2,975)	25	3,000	(2,525)	475
Developed technology	22,800	(22,610)	190	22,800	(19,190)	3,610
Intangibles, net	$26,800	$(26,577)	$223	$26,800	$(22,557)	$4,243

Intangible assets not subject to amortization totaled $0.1 million at September 30, 2026 and December 31, 2025 and related to the Company’s domain name.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Compensation expenses	$2,816	$3,537
Taxes payable	162	272
Insurance	414	502
Professional fees and royalties	90	89
Warranty liabilities	902	561
Other	398	499
Total	$4,782	$5,460

Compensation expenses include accrued restructuring costs of $0.2 million and $0.3 million as of September 30, 2026 and December 31, 2025, respectively. Refer to Note 7 (Commitments and Contingencies).

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

The Debentures had an aggregate face value of $20.0 million and were issued with an original issue discount of $2.0 million. The Debentures matured on May 24, 2026, and had an interest rate of 11.0% per annum payable monthly on the last business day of each calendar month. During the nine months ended September 30, 2026, the Company paid the Holders $0.5 million in interest, which was included in the change in fair value within other income (expense), net. The outstanding principal balance of $10.3 million was redeemed in full shortly after maturity on May 26, 2026.

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

As of September 30, 2026, the Debentures have been repaid in full and the principal outstanding balance was zero. The activity for the nine months ended September 30, 2026 was as follows (in thousands):

Debentures
Principal balance, January 1, 2026	$10,266
Less:
Conversions	—
Redemption payments of principal	(10,266)
Debentures principal balance, September 30, 2026	$—

On January 3, 2025, the Holders converted $0.4 million of principal into approximately 22,000 shares of the Company’s common stock, at the conversion price of $16.20 per share.

Other Income (Expense), Net

The following is a summary of the charges included within other income (expense), net on the unaudited condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other interest expense	(65)	(69)	(207)	(226)
Changes in estimated fair value on convertible debentures	—	(257)	(745)	4,227
Other income (expense)	93	107	17	1,537
Total other income (expense)	$28	$(219)	$(935)	$5,538

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

Wainwright At-the-Market Facility

On February 21, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million, through or to Wainwright, acting as sales agent or principal. The Company agreed to pay Wainwright a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Wainwright with customary indemnification and contribution rights. During the nine months ended September 30, 2026, the Company sold approximately 2.8 million shares of common stock under the ATM Agreement at an average share price of $1.51 per share, and received gross proceeds of approximately $4.2 million before deducting offering costs of $0.1 million. During October and November, 2026, the Company sold approximately 0.5 million shares of common stock under the ATM Agreement at an average share price of $1.42 per share, and received gross proceeds of approximately $0.7 million before deducting offering costs of $0.03 million.

Stock Warrants

A summary of the Company’s warrant activity during the nine months ended September 30, 2026 was as follows:

	Shares of Stock under Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	12,080,500	$13.22	2.87	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(164,700)	—	—	—
Outstanding at September 30, 2026	11,915,800	$13.40	2.19	$—

Stock Options

A summary of the Company’s stock option activity during the nine months ended September 30, 2026 was as follows:

	Shares of Stock under Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	190,000	$237.26	8.71	$—
Granted	594,000	1.24	—	—
Exercised	—	—	—	—
Canceled	(159,000)	99.88	—	—
Outstanding and expected to vest at September 30, 2026	625,000	46.30	9.03	157,200
Vested and exercisable at September 30, 2026	151,000	$183.76	7.76	$9,000

For the three and nine months ended September 30, 2026, the weighted-average grant date fair value of stock options granted was $0.94 and $1.02 per share, respectively.

Stock-Based Compensation

The Company recognized stock-based compensation expense for the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of product revenue	$25	$31	$83	$108
Research and development	69	142	218	552
General and administrative	205	768	1,638	2,948
Total stock-based compensation expense	$299	$941	$1,939	$3,608

The weighted-average assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of the employee stock option grants during the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk-free interest rate	4.4%	3.9%	4.0%	4.1%
Expected volatility	105.7%	136.2%	107.7%	135.1%
Expected term (in years)	6.2	6.1	5.7	5.7
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Restricted Stock Units

The following table summarizes RSU activity during the nine months ended September 30, 2026:

	Stock Units	Weighted- Average Grant Date Fair Value per Share
Outstanding at January 1, 2026	3,490	$290.34
Granted	—	—
Released	(1,500)	356.06
Forfeited	(450)	164.19
Outstanding at September 30, 2026	1,540	$260.32

The total fair value of the RSUs that vested during the nine months ended September 30, 2026 was $0.5 million, determined as of the date of vesting. The weighted average remaining contractual term for the RSUs was 1.5 years as of September 30, 2026.

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

On August 3, 2026, the compensation committee of the Company’s board of directors granted various executive officers stock options to purchase an aggregate of approximately 0.1 million shares of common stock at an exercise price of $1.12 per share, with an effective grant date and vesting commencement date of August 3, 2026.

These stock option grants were issued from the 2018 Plan. The shares subject to the stock options shall vest 50% of the total on each of the first and second anniversaries of the vesting commencement date, in each case subject to the executive officer’s continuous service through each applicable vesting date.

7. Commitments and Contingencies

Leases

The Company has entered into various operating lease agreements and a finance lease agreement, primarily relating to the Company’s office, laboratory, and manufacturing space.

The future minimum payments under non-cancellable operating and finance leases as of September 30, 2026, are as follows (in thousands):

	Operating Leases	Finance Lease
Remainder of 2026	221	87
2027	769	357
2028	804	365
2029	840	373
2030	1,052	382
Thereafter	—	4,474
Total future lease payments	3,686	6,038
Less: imputed interest	(808)	(2,373)
Total lease liabilities	2,878	3,665
Less: lease liability, current portion	621	240
Lease liability, net of current portion	$2,257	$3,425

Restructuring

The 2024 Workforce Reductions described in Note 1 (Organization and Basis of Presentation) comprised primarily of severance payments and wages for the 60-day notice period in accordance with the California Worker Adjustment and Retraining Notification (“WARN”) Act.

There were no restructuring charges incurred for the three and nine months ended September 30, 2026 and 2025. The following is a summary of the accrued restructuring liability that was recorded in connection with the reductions in force for the nine months ended September 30, 2026 and the year ended December 31, 2025 included within accrued expenses on the unaudited condensed consolidated financial statements (in thousands):

Accrued restructuring as of January 1, 2025	$561
Restructuring charges incurred during the period	—
Cash payments	(302)
Accrued restructuring as of December 31, 2025	$259

Accrued restructuring as of January 1, 2026	$259
Restructuring charges incurred during the period	—
Cash payments	(51)
Accrued restructuring as of September 30, 2026	$208

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
		Fair Value Measurement Category
	Total Fair Value and Carrying Value on Balance Sheet	Level 1	Level 2	Level 3
Assets:
Commercial paper classified as short-term investments	$1,397	$—	1,397	$—
Corporate notes/bonds classified as short-term investments	$2,416	$—	2,416	$—
Money market funds classified as cash equivalents	$2,463	$2,463	$—	$—

	December 31, 2025
		Fair Value Measurement Category
	Total Fair Value and Carrying Value on Balance Sheet	Level 1	Level 2	Level 3
Assets:
U.S. treasuries classified as short-term investments	$16,279	$—	$16,279	$—
Money market funds classified as cash equivalents	$1,887	$1,887	$—	$—
Money market funds classified as restricted cash and investments	$1,519	$1,519	$—	$—
U.S. treasuries classified as restricted cash and investments	$8,747	$—	$8,747	$—
Liabilities:
Convertible debentures payable	$9,979	$—	$—	$9,979

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

Changes in estimated fair value of convertible debentures payable in the nine months ended September 30, 2026 and 2025 are as follows (in thousands):

Convertible Debentures Payable (Level 3 Measurement)
Balance as of January 1, 2025	$20,362
Changes in estimated fair value, interest and redemption payments, recorded in other income (expense), net	(5,312)
Conversions to common stock	(350)
Cash payments on redemptions	(4,875)
Balance as of September 30, 2025	$9,825

Balance as of January 1, 2026	$9,979
Changes in estimated fair value, interest and redemption payments, recorded in other income (expense), net	287
Conversions to common stock	—
Cash payments on redemptions	(10,266)
Balance as of September 30, 2026	$—

Available for Sale Investments

The Company invests its excess cash in U.S. treasury and agency securities, corporate debt securities, and commercial paper, which are classified as available-for-sale investments. These investments are carried at fair value and are included in the tables below. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. At each reporting date, the Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company evaluates, among others, whether the Company has the intention to sell any of these investments and whether it is not more likely than not that the Company will be required to sell any of them before recovery of the amortized cost basis. Neither of these criteria were met in any period presented. The credit ratings of the securities held remain of the highest quality. Moreover, the Company continues to receive payments of interest and principal as they become due, and our expectation is that those payments will continue to be received timely. Based on this evaluation, as of September 30, 2026 and December 31, 2025, the Company determined that unrealized losses of the below securities were primarily attributable to changes in interest rates and non-credit related factors. As such, no allowances for credit losses were recorded during these periods.

As of September 30, 2026 and December 31, 2025, the Company held nine and two securities, which have been in an immaterial unrealized loss position for a period of less than 12 months. As of September 30, 2026 and December 31, 2025, the Company held no securities which have been in an unrealized loss position for a period of greater than 12 months.

Realized gains and losses are calculated using the specific identification method and recorded in other income (expense) in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.

During the nine months ended September 30, 2026, the Company did not sell any of its available for sale securities. The Company recognizes losses in other income relating to any sales of its securities. Amounts are reclassified out of accumulated other comprehensive income into earnings using the specific identification method when sales are realized.

Interest receivable was immaterial as of September 30, 2026 and December 31, 2025. Interest receivable is recorded as a component of prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets.

As of September 30, 2026, the following table summarizes the amortized cost and the unrealized gains (losses) of the available for sale securities presented within investments (in thousands):

	Remaining Contractual Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Estimated Fair Value
Commercial paper classified as short-term investments	Less than 1	1,397	—	—	1,397
Corporate notes/bonds classified as short-term investments	Less than 1	2,417	—	(1)	2,416
Total maturity less than 1 year		$3,814	$—	$(1)	$3,813

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

As of September 30, 2026, there was an immaterial amount of available-for-sale securities listed as investments in an unrealized loss position for a period of less than 12 months, and none, for a period greater than 12 months as summarized in the following table:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper classified as short-term investments	1,397	—	—	—	1,397	—
Corporate notes/bonds classified as short-term investments	2,416	(1)	—	—	2,416	(1)
Total	$3,813	$(1)	$—	$—	$3,813	$(1)

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

9. Segment Reporting

The following table presents financial information with respect to the Company’s single operating segment, including significant segment expenses, which are regularly provided to the CODM and included within consolidated operating loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$8,276	$7,367	$23,134	$20,557
Cost of revenue	4,327	3,997	11,619	10,771
Operating expenses
Salaries, wages, and benefits	5,504	6,615	17,455	17,908
Contracted services	1,802	2,079	6,094	7,158
Non-inventory materials	147	396	627	749
Consulting	418	200	935	1,015
Rent and facilities	619	569	1,989	1,703
Depreciation and amortization	1,676	1,772	5,080	5,413
Travel and entertainment	157	136	528	382
Administrative and other	162	141	458	261
Total operating expenses	10,485	11,908	33,166	34,589
Loss from operations	$(6,536)	$(8,538)	$(21,651)	$(24,803)

Administrative and other primarily includes operating expenses for gain on lease termination/modification, disposals of property, plant, and equipment and taxes, interest, and fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026 (this “Quarterly Report”) and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”), filed with the Securities and Exchange Commission (“SEC”) on March 23, 2026. Unless the context requires otherwise, references in this Quarterly Report to “we,” “us,” and “our” refer to Bionano Genomics, Inc. and its subsidiaries or, as the context may require, Bionano Genomics, Inc. only. “Lineagen” (doing business as “Bionano Laboratories”), “BioDiscovery” and “Purigen” refer to our wholly owned subsidiaries, Lineagen, Inc., BioDiscovery, LLC and Purigen Biosystems, Inc., respectively.

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

Recent Highlights

Commercial Adoption of Offerings for OGM Systems

In executing on our commercialization strategy, we expanded the utilization of our OGM systems (our Saphyr system and our Stratys system) and:

•
Grew our installed base to 398 as of September 30, 2026, an increase of approximately 4% from a total installed base of 384 as of September 30, 2025. Installed base represents the global number of OGM instruments installed at end-customer locations and therefore having the technology to process OGM.

•
Sold 9,870 flowcells in the three-month period ended September 30, 2026, an increase of approximately 18% from 8,390 flowcells sold in the same period of 2025. Sold 27,267 flowcells in the nine-month period ended September 30, 2026, an increase of approximately 21% from 22,617 flowcells sold in the same period of 2025. The OGM cartridge is the consumable that packages nanochannel arrays for DNA linearization. In its current form, the OGM cartridge can comprise one or three flowcells per cartridge. Flowcells sold refers to the units of genome mapping consumables used for analyzing one genome, purchased by customers to process samples for optical genome mapping.

Macroeconomic and Geopolitical Developments

We are subject to additional risks and uncertainties as a result of adverse geopolitical and macroeconomic developments, such as recent and potential future bank failures, ongoing international conflicts, related sanctions, any effects of global pandemics and uncertain market conditions, including inflation and supply chain disruptions, and international trade policies (including trade protection measures, such as tariffs, sanctions and other trade barriers), changes in monetary and fiscal policy, United States political developments and other sources of instability, which have not had a material impact on our business and financial results to date, but could result in a material impact to our business or financial results in the future. Also, we have seen, and expect to continue to see, an impact on our costs due to higher computing component costs, specifically memory, which may result in material cost pressures and supply constraints in future periods. Additionally, for the nine months ended September 30, 2026, we experienced slower growth in our Asia Pacific business, including as a result of headwinds in the region. We do not anticipate that these headwinds will change in the near term.

We closely monitor and comply with various applicable guidelines and legal requirements in the jurisdictions in which we operate. In the past, we have experienced supply chain challenges, attributable to such adverse geopolitical and macroeconomic developments including increased costs to secure certain component parts in our products and to produce our products at our contract manufacturers. During the nine months ended September 30, 2026, we did not experience overall material increases in our supply chain costs, but we have and may continue to experience increases in our computing component costs, specifically memory, and may experience increases in future fiscal periods for other parts of our business as well. We expect our costs to remain high for the foreseeable future. As global economic conditions continue to be volatile, business activity may not grow as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that these and related events could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. For instance, product demand may be reduced due to an economic recession, a decrease in corporate capital expenditures, prolonged unemployment, high inflation rates, labor shortages, reduction in consumer confidence, adverse geopolitical and macroeconomic developments, or any similar negative economic condition. These negative effects could have a material impact on our operations, business, earnings, and liquidity.

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

The following table presents our revenue for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenue	$7,827	$6,934	$21,614	$19,248
Service and other revenue	449	433	1,520	1,309
Total	$8,276	$7,367	$23,134	$20,557

The following table reflects total revenue (in thousands) by geography and as a percentage of total revenue, based on the billing address of our customers. Americas consists of North America and South America. EMEA consists of Europe, the Middle East and Africa. Asia Pacific includes China, Japan, South Korea, Singapore, India and Australia.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	$	%	$	%	$	%	$	%
Americas	$3,835	46.3%	$2,845	38.6%	$9,352	40.4%	$8,829	42.9%
EMEA	4,128	49.9%	3,632	49.3%	12,521	54.1%	9,926	48.3%
Asia Pacific	313	3.8%	890	12.1%	1,261	5.5%	1,802	8.8%
Total	$8,276	100%	$7,367	100%	$23,134	100%	$20,557	100%

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

Results of Operations

We have incurred losses in each year since our inception. Our net loss was $6.5 million and $22.2 million for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, we had an accumulated deficit of $741.8 million.

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

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table sets forth our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Period-to-Period Change
	2026	2025	$	%
Revenues:
Product revenue	$7,827	$6,934	$893	13%
Service and other revenue	449	433	16	4%
Total revenue	8,276	7,367	909	12%
Cost of revenue:
Cost of product revenue	3,688	3,842	(154)	(4)%
Cost of service and other revenue	639	155	484	312%
Total cost of revenue	4,327	3,997	330	8%
Research and development	3,042	2,844	198	7%
Selling, general and administrative	7,443	9,064	(1,621)	(18)%
Total operating expenses	10,485	11,908	(1,423)	(12)%
Loss from operations	(6,536)	(8,538)	2,002	(23)%
Other income (expenses):
Interest income	63	268	(205)	(76)%
Other income (expenses)	28	(219)	247	(113)%
Total other income (expenses)	91	49	42	86%
Loss before income taxes	(6,445)	(8,489)	2,044	(24)%
Benefit (provision) for income taxes	(8)	(14)	6	(43)%
Net loss	$(6,453)	$(8,503)	$2,050	(24)%

Revenue

	Three Months Ended September 30,		Period-to-Period Change
	2026	2025	$	%
Instruments	$2,092	$1,619	$473	29%
Consumables	4,670	3,773	897	24%
Software	1,065	1,542	(477)	(31)%
Total product revenue	7,827	6,934	893	13%
Services and other	449	433	16	4%
Total revenue	$8,276	$7,367	$909	12%

Total revenue increased by $0.9 million, or 12% to $8.3 million for the three months ended September 30, 2026, as compared to $7.4 million for the same period in 2025, driven primarily by an increase in instrument, consumables, service and other revenue, partially offset by a decrease in software revenue.

Instrument revenue increased by $0.5 million, or 29%, to $2.1 million for the three months ended September 30, 2026, as compared to $1.6 million for the three months ended September 30, 2025, due to an increase in the number of OGM and Ionic instruments sold. As of September 30, 2026, our installed base grew to 398 OGM systems compared to the 384 OGM systems as of September 30, 2025, which represented a 4% increase year-over-year.

Consumables revenue increased by $0.9 million, or 24%, to $4.7 million for the three months ended September 30, 2026, as compared to $3.8 million for the three months ended September 30, 2025. The increase is primarily driven by an increase in both the number and the average selling price of flowcells sold, partially offset by certain supply constraints due to manufacturing delays that were initiated in the fourth quarter of 2025 and continued through the current period. For the three months ended September 30, 2026, we sold 9,870 flowcells, an increase of approximately 18% from 8,390 flowcells sold in the same period of 2025.

Software revenue decreased by $0.5 million, or 31%, to $1.1 million for the three months ended September 30, 2026, as compared to $1.5 million for the three months ended September 30, 2025. The decrease is primarily attributed to a decrease in the number of VIA software licenses sold.

The change in service and other revenue was immaterial.

Cost of Revenue, Gross Profit, and Gross Margin ($ in thousands)

	Three Months Ended September 30,		Period-to-Period Change
	2026	2025	$	%
Cost of revenue:
Cost of product revenue	3,688	3,842	(154)	(4)%
Cost of service and other revenue	639	155	484	312%
Total cost of revenue	4,327	3,997	330	8%

Gross profit (loss):
Product	$4,139	$3,092	$1,047	34%
Service and other	(190)	278	(468)	(168)%
Total gross profit	$3,949	$3,370	$579	17%

Gross margin:
Product	53%	45%
Service and other	(42)%	64%
Total gross margin	48%	46%

Cost of product revenue decreased by $0.2 million or 4%, to $3.7 million for the three months ended September 30, 2026, as compared to $3.8 million for the three months ended September 30, 2025. The decrease was primarily due to a shift in sales mix towards consumable sales which sell at higher margins than our instruments.

Product gross profit increased by $1.0 million, or 34%, to $4.1 million for the three months ended September 30, 2026, compared to $3.1 million for the three months ended September 30, 2025. The increase was primarily driven by an increase in instrument and consumable sales, offset by a decrease in software sales.

Cost of service and other revenue increased by $0.5 million or 312%, to $0.6 million for the three months ended September 30, 2026, as compared to $0.2 million for the three months ended September 30, 2025. The increase was attributable to an increase in warranty replacement and service costs.

Service and other gross profit decreased by $0.5 million or 168%, to ($0.2) million for the three months ended September 30, 2026, compared to $0.3 million for the three months ended September 30, 2025. The decrease was primarily attributable to an increase in cost of service and other revenue as described above, partially offset by an increase in service and other sales.

Research and Development (“R&D”) Expenses

R&D expenses increased by $0.2 million, or 7%, to $3.0 million for the three months ended September 30, 2026, as compared to $2.8 million for the same period in 2025. The increase was primarily due to increases of $0.2 million in salaries, wages and benefits driven by a slight increase in headcount and an increase in salaries and bonuses which were not offered during the same period in 2025 due to the cost savings initiatives announced in 2024; an increase of $0.4 million in professional and consulting fees, including increases in costs incurred to support development of the Stratys system and foundry expenses. These increases were offset by decreases in our internal consumption of inventory, materials and supplies, depreciation, and rent and facilities costs by a combined total of $0.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased by $1.6 million, or 18%, to $7.4 million for the three months ended September 30, 2026, as compared to $9.1 million for the same period in 2025. The decrease was primarily due to a $1.3 million decrease in salaries, accrued bonuses, severance, and stock-based compensation driven primarily by executive turnover, and a $0.5 million decrease in professional and consulting fees primarily consisting of marketing, software, and legal expenses. These decreases were partially offset by a $0.2 million increase in information technology, travel, and allocated rent and facility costs.

Interest Income

Interest income decreased by $0.2 million, or 76%, to $0.1 million for the three months ended September 30, 2026, as compared to $0.3 million for the same period in 2025 resulting from a reduction in investments offset by higher returns.

Other Income (Expense)

Other income was $0.03 million for the three months ended September 30, 2026, as compared to other expense of $0.2 million for the same period in 2025. The year-over-year change was primarily attributable to the following:

•
Fair value remeasurement: We recognized no loss or gain from the changes in the fair value of the convertible debentures during the three months ended September 30, 2026, as compared to a net loss of $0.3 million for the same period in 2025 as the outstanding principal balance of the convertible debentures were redeemed in full shortly after its May 24, 2026 maturity date.

See Note 5 (Debt) and Note 8 (Investments and Fair Value Measurements) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table sets forth our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,		Period-to-Period Change
	2026	2025	$	%
Revenues:
Product revenue	$21,614	$19,248	$2,366	12%
Service and other revenue	1,520	1,309	211	16%
Total revenue	23,134	20,557	2,577	13%
Cost of revenue:
Cost of product revenue	10,617	10,044	573	6%
Cost of service and other revenue	1,002	727	275	38%
Total cost of revenue	11,619	10,771	848	8%
Research and development	9,169	8,145	1,024	13%
Selling, general and administrative	23,997	26,444	(2,447)	(9)%
Total operating expenses	33,166	34,589	(1,423)	(4)%
Loss from operations	(21,651)	(24,803)	3,152	(13)%
Other income (expenses):
Interest income	432	835	(403)	(48)%
Other income (expenses)	(935)	5,538	(6,473)	(117)%
Total other income (expenses)	(503)	6,373	(6,876)	(108)%
Loss before income taxes	(22,154)	(18,430)	(3,724)	20%
Provision for income taxes	(25)	(32)	7	(22)%
Net loss	$(22,179)	$(18,462)	$(3,717)	20%

Revenue

	Nine Months Ended September 30,		Period-to-Period Change
	2026	2025	$	%
Instruments	$5,091	$3,707	$1,384	37%
Consumables	12,855	10,296	2,559	25%
Software	3,668	5,245	(1,577)	(30)%
Total product revenue	21,614	19,248	2,366	12%
Services and other	1,520	1,309	211	16%
Total revenue	$23,134	$20,557	$2,577	13%

Total revenue increased by $2.6 million, or 13% to $23.1 million for the nine months ended September 30, 2026, as compared to $20.6 million for the same period in 2025, driven primarily by an increase in instrument, consumables, service and other revenue partially offset by a decrease in software revenue.

Instrument revenue increased by $1.4 million, or 37%, to $5.1 million for the nine months ended September 30, 2026, as compared to $3.7 million for the nine months ended September 30, 2025, due to an increase in the number of OGM and Ionic instruments sold. As of September 30, 2026, our installed base grew to 398 OGM systems compared to the 384 OGM systems as of September 30, 2025, which represented a 4% increase year-over-year.

Consumables revenue increased by $2.6 million, or 25%, to $12.9 million for the nine months ended September 30, 2026, as compared to $10.3 million for the nine months ended September 30, 2025. The increase is primarily driven by an increase in both the number and the average selling price of flowcells sold, partially offset by certain supply constraints due to manufacturing delays that were initiated in the fourth quarter of 2025 and continued through the current period. For the nine months ended September 30, 2026, we sold 27,267 flowcells, an increase of approximately 21% from 22,617 flowcells sold in the same period of 2025.

Software revenue decreased by $1.6 million, or 30%, to $3.7 million for the nine months ended September 30, 2026, as compared to $5.2 million for the nine months ended September 30, 2025. The decrease is primarily attributed to a decrease in the number of VIA samples sold.

Service and other revenue increased by $0.2 million, or 16%, to $1.5 million for the nine months ended September 30, 2026, as compared to $1.3 million for the nine months ended September 30, 2025. The increase was primarily due to an increase in extended warranty and maintenance sales.

Cost of Revenue, Gross Profit, and Gross Margin ($ in thousands)

	Nine Months Ended September 30,		Period-to-Period Change
	2026	2025	$	%
Cost of revenue:
Cost of product revenue	10,617	10,044	573	6%
Cost of service and other revenue	1,002	727	275	38%
Total cost of revenue	11,619	10,771	848	8%

Gross profit (loss):
Product	$10,997	$9,204	$1,793	19%
Service and other	518	582	(64)	(11)%
Total gross profit	$11,515	$9,786	$1,729	18%

Gross margin:
Product	51%	48%
Service and other	34%	44%
Total gross margin	50%	48%

Cost of product revenue increased by $0.6 million, or 6%, to $10.6 million for the nine months ended September 30, 2026, as compared to $10.0 million for the nine months ended September 30, 2025. The increase was primarily attributable to higher instrument and consumable sales. We expect cost of product revenue to vary with sales volume and product mix.

Cost of service and other revenue increased by $0.3 million, or 38%, to $1.0 million for the nine months ended September 30, 2026, as compared to $0.7 million for the nine months ended September 30, 2025. The increase was primarily attributable to an increase in warranty replacement and service costs.

Product gross profit increased by $1.8 million, or 19%, to $11.0 million for the nine months ended September 30, 2026, compared to $9.2 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase in instrument and consumable sales, offset by a decrease in software sales.

Service and other gross profit decreased by $0.1 million, or 11% to $0.5 million for the nine months ended September 30, 2026, compared to $0.6 million for the nine months ended September 30, 2025. The decrease was primarily attributable to an increase in cost of service and other revenue as described above, partially offset by an increase in sales of instrument service contracts.

Research and Development (“R&D”) Expenses

R&D expenses increased by $1.0 million, or 13%, to $9.2 million for the nine months ended September 30, 2026, as compared to $8.1 million for the same period in 2025. The increase was primarily due to increases of $0.6 million in salaries, wages and benefits driven by a slight increase in headcount and an increase in salaries and bonuses which were not offered during the same period in 2025 due to the cost savings initiatives announced in 2024; an increase of $1.2 million in professional and consulting fees, including increases in costs incurred to support development of the Stratys system and foundry expenses. These increases were partially offset by a decrease in depreciation, rent and facility costs of $0.4 million, and a decrease of internal consumption of inventory, materials and supplies by $0.1 million.

Selling, General and Administrative Expenses

SG&A expenses decreased by $2.4 million, or 9%, to $24.0 million for the nine months ended September 30, 2026, as compared to $26.4 million for the same period in 2025. The decrease was primarily due to a $2.3 million decrease in professional and consulting fees which is primarily marketing, software, and legal expenses, and a $1.3 million decrease in stock-based compensation driven by a decrease in our stock price. These decreases were offset by an increase of $0.3 million in salaries and accrued bonuses, a $0.1 million reduction in the amount of property, plant, and equipment disposed of in the current period as compared to the prior period, the absence of a $0.5 million gain on lease modification recorded in the prior period, and a $0.6 million increase in information technology, travel, and allocated rent and facility costs.

Interest Income

Interest income decreased by $0.4 million, or 48%, to $0.4 million for the nine months ended September 30, 2026, as compared to $0.8 million for the same period in 2025 resulting from a reduction in investments offset by higher returns.

Other Income (Expense)

Other expense was $0.9 million for the nine months ended September 30, 2026, as compared to other income of $5.5 million for the same period in 2025. The year-over-year change was primarily attributable to the following:

•
Fair value remeasurement: We recognized a net loss of $0.7 million from the changes in the fair value of the convertible debentures during the nine months ended September 30, 2026, as compared to a net gain of $4.2 million for the same period in 2025.
•
Government credit and other income: Other income decreased by $1.5 million in 2026, primarily due to receipt of an Employee Retention Credit (“ERC”) refundable tax credit received during the nine months ended September 30, 2025 from the Internal Revenue Service (“IRS”) for eligible businesses affected by the COVID-19 pandemic.

See Note 5 (Debt) and Note 8 (Investments and Fair Value Measurements) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from operations. We incurred net losses of $22.2 million and $18.5 million, and used $14.9 million and $12.2 million of cash from our operating activities for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $741.8 million, cash and cash equivalents of $4.4 million, $3.8 million in short-term investments and $0.5 million in restricted cash.

Sources of Liquidity and Capital Resources

In the nine months ended September 30, 2026, we generated cash flows from sales of common stock and other equity instruments. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments, borrowings from credit facilities and revenue from our commercial operations. See Note 5 (Debt) and Note 6 (Stockholder’s Equity and Stock-Based Compensation) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of our recent debt and equity activity.

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

The $10.3 million outstanding principal balance was redeemed in full shortly after the May 24, 2026 maturity date, and no principal remained outstanding under the Debentures as of September 30, 2026. For the nine months ended September 30, 2026, the Company paid $0.5 million in interest and $10.3 million in principal redemption amounts on the Debentures. See Note 5 (Debt) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.

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

As of September 30, 2026, we had $4.4 million in cash and cash equivalents, $3.8 million in short-term investments and $0.5 million in restricted cash. As of September 30, 2026, the Company had fully redeemed the outstanding principal balance under the Debentures. Based on recurring losses from operations incurred since inception and the expectation of continued operating losses, we anticipate our available cash balance will not be sufficient to operate our business for the next twelve months from the issuance of this Quarterly Report. Accordingly, we determined that there is substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements included in this Quarterly Report are issued. In order to continue to operate our business beyond that time, we will need to raise substantial additional capital. We are actively evaluating debt and equity financing sources available to us as well as cost reduction strategies, but there can be no assurance that financing will be available on terms acceptable to us, on a timely basis, or at all, or that we are able to effectively reduce our operating expenses. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Any disruptions to, or volatility in, the credit and financial markets or any deterioration in overall economic conditions may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we are unable to raise additional funds through debt or equity financing or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research and development activities or future commercialization efforts. Even if we raise additional capital, we may also be required to modify, delay or abandon some of our plans which could have a material adverse effect on our business, operating results and financial condition and our ability to achieve our intended business objectives.

In addition, our estimate as to the sufficiency of our current cash, cash equivalents and short-term investments and our current operating plan as discussed above are based on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently anticipate. See Note 1 (Organization and Basis of Presentation) in the accompanying notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information. If we are unable to continue as a going concern, we may have to reorganize or liquidate our business and may receive less than the value at which those assets are carried on our consolidated financial statements, and investors may lose all or a part of their investment. From time to time, the board of directors maintains a strategy committee to work with the Company and outside advisors in evaluating our options and considering alternatives that we believe will maximize stakeholder value, including any of the following or a combination thereof: debt financing, equity investments, combinations with other companies, or the sale of all or part of the company. There can be no assurances that any transactions will be available to us or completed and if we are not able to raise sufficient additional capital in the very near term to fund our operation, we may seek relief available under applicable insolvency laws. We do not intend to make further announcements regarding this process unless and until the board of directors approves a specific transaction or otherwise determines that further disclosure is appropriate. For additional information regarding the risks related to our financial condition, refer to the risk captioned “Our recurring losses, negative cash flows and significant accumulated deficit have raised substantial doubt regarding our ability to continue as a going concern” under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Cash Flows

The following table sets forth the cash flow from operating, investing and financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(14,910)	$(12,170)
Investing activities	21,549	(16,756)
Financing activities	(6,299)	22,436

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

Net cash used in operating activities was $14.9 million during the nine months ended September 30, 2026, as compared to $12.2 million during the same period in 2025. The increase in cash used in operating activities of $2.7 million was primarily attributed to an increase in inventory purchases and an increase in salaries, wages, and benefits driven by a slight increase in headcount.

Investing Activities

Historically, our primary investing activities have consisted of capital expenditures for the purchase of capital equipment to support our expanding infrastructure, as well as the acquisitions of Lineagen, BioDiscovery and Purigen to grow our business. We expect to continue to incur additional costs for capital expenditures related to these efforts in future periods. During the nine months ended September 30, 2026, net cash provided by investing activities was $21.5 million, as compared to net cash used in investing activities of $16.8 million during the same period in 2025. The increase in cash provided by investing activities of $38.3 million was primarily attributed to the maturity of $111.8 million in available for sale securities, which was offset by the purchase of available for sale securities of $90.2 million during the nine months ended September 30, 2026, as compared to the maturity of $160.8 million in available for sale securities, which was offset by a higher purchase of available for sale securities of $177.5 million during the same period in 2025.

Financing Activities

Net cash used in financing activities was $6.3 million during the nine months ended September 30, 2026 as compared to net cash provided by financing activities of $22.4 million during the same period in 2025, a decrease of $28.7 million. During the nine months ended September 30, 2026, the Company fully redeemed the outstanding principal balance of $10.3 million of the convertible debentures payable, as compared to principal payments of $4.9 million during the same period in 2025, and $4.2 million in gross proceeds from executing sales under our at-the-market facilities with H.C. Wainwright & Co., LLC (“Wainwright”) during the nine months ended September 30, 2026, as compared to $29.3 million in gross proceeds from executing sales under our at-the-market facilities with Cowen and Company, LLC (“Cowen”) and Wainwright during the same period in 2025.

Capital Resources

As of September 30, 2026, we had approximately $4.4 million in cash and cash equivalents, $3.8 million in short-term investments, $0.5 million in restricted cash and working capital of $13.2 million. As of September 30, 2026, the Company had fully redeemed the outstanding principal balance under the Debentures.

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

On February 21, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Wainwright, pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $75.0 million, through or to Wainwright, acting as sales agent or principal, pursuant to the Shelf Registration Statement. During the nine months ended September 30, 2026, the Company sold approximately 2.8 million shares of common stock under the ATM Agreement at an average share price of $1.51 per share and received gross proceeds of approximately $4.2 million before deducting offering costs of $0.1 million.

Under the rules of the SEC, the Shelf Registration Statement was set to become unavailable to register the offer or sale of new securities beginning on May 10, 2026. Therefore, on May 8, 2026, we filed a new universal shelf registration statement on Form S-3 (the “New Shelf Registration Statement”) with the SEC to replace the Shelf Registration Statement. The New Shelf Registration Statement provides for aggregate offerings of up to $400.0 million of common stock, preferred stock, debt securities, warrants and units or any combination thereof and was declared effective on November 5, 2026. Upon the filing of an appropriate prospectus supplement or supplements under the New Shelf Registration Statement, we may offer and sell our securities from time to time in one or more offerings, at our discretion.

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

During the nine months ended September 30, 2026, there have been no changes to our critical accounting policies and estimates as described in our Annual Report.

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

As of September 30, 2026, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this assessment, our management, including our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, no director or officer of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

4.6

Form of Series A Warrant to Purchase Common Stock issued to Investors in July 2024 Registered Direct Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 8, 2024).

4.7

Form of Series B Warrant to Purchase Common Stock issued to Investors in July 2024 Registered Direct Offering (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 8, 2024).

4.8

Form of Series C Warrant to Purchase Common Stock issued to Investors in October 2024 Registered Direct Offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 31, 2024).

4.9

Form of Warrant to Purchase Common Stock issued to Investors in January 2025 Registered Direct Offering (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 6, 2025).

4.10

Form of Series E/F Warrant to Purchase Common Stock issued to Investors in September 2025 Offering (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2025).

10.1+**	Bionano Genomics, Inc. Non-Employee Director Compensation Policy.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL Document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

** Indicates management contract or compensatory plan.

+ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIONANO GENOMICS, INC.

Dated: November 10, 2026	By: /s/ Albert A. Luderer, Ph.D.
Albert A. Luderer, Ph.D.
Interim Chief Executive Officer (Interim Principal Executive Officer and Interim Principal Financial Officer)